Form 10QSB
period 2005-01-31
MODENA 2 INC
filed 2005-03-17
CIK 1271075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2005

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 17, 2005: 100,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2005 are not necessarily indicative of results that may be expected for the year ending October 31, 2004. The financial statements are presented on the accrual basis.

                                 MODENA 2, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS







                               AS OF JANUARY 31, 2005



Modena 2, Inc.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #





         Balance Sheet                                                        1


         Statement of Operations and Retained Deficit                         2


         Statement of Stockholders Equity                                     3


         Cash Flow Statement                                                  4


         Notes to the Financial Statements                                    5


                                 MODENA 2, INC.
                          (a development stage company)
                                  BALANCE SHEET
                             As of January 31, 2004


                                     ASSETS
                                                        January 31,   October 31,
CURRENT ASSETS                                             2005           2004
        Cash                                            $        0     $       0
                                                        ----------     ---------




                      TOTAL ASSETS                      $        0     $       0
                                                        ==========     =========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                    $    2,000     $   1,750
                                                        ----------     ---------

                      TOTAL LIABILITIES                      2,000         1,750

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                             100           100

  Additional paid in capital                                     0             0

  Accumulated Deficit                                       (2,100)       (1,850)
                                                        ----------     ---------

  Total stockholder's equity                                (2,000)       (1,750)
                                                        ----------     ---------


      TOTAL LIABILITIES AND EQUITY                      $        0     $       0
                                                        ==========     =========




   The accompanying notes are an integral part of these financial statements.



                                 MODENA 2, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                For the three months ending January 31, 2005 and
           From inception (November 18, 2003) through January 31, 2005



                                                         Three Months   From Inception to
                                                       January 31, 2005  January 31, 2005

     REVENUE
       Sales                                              $         0      $        0
       Cost of sales                                                0               0
                                                          ------------     -----------

     GROSS PROFIT                                                   0               0

     GENERAL AND ADMINISTRATIVE EXPENSES                          250           2,100
                                                          ------------     -----------

     NET LOSS                                                    (250)         (2,100)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                         0               0
                                                          ------------     -----------

     ACCUMULATED DEFICIT, ENDING BALANCE                  $      (250)     $   (2,100)
                                                          ============     ===========


NET EARNINGS PER SHARE

     Basic Net Loss Per Share                          (Less than .01)

     Basic Weighted Average
     Number of Common Shares Outstanding                      100,000






   The accompanying notes are an integral part of these financial statements.


                                 MODENA 2, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
          From inception (November 18, 2003) through January 31, 2005


                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued on acceptance
   Of incorporation expenses
   November 18, 2003             100,000         $      100       $            0      $       100

Net loss                                                                  (1,850)          (1,850)
                            ------------       ------------      ----------------     ------------

Total at October 31, 2004        100,000                100               (1,850)          (1,750)

Net loss                                                                    (250)            (250)
                            -------------      -------------      ---------------     ------------

Total at January 31, 2005        100,000         $      100       $       (2,100)     $    (2,000)
                            =============      =============      ===============     ============






   The accompanying notes are an integral part of these financial statements.


                                 MODENA 2, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                   For the three months ended January 31, 2005
           From inception (November 18, 2003) through January 31, 2005


                                                                    January 31,   From
CASH FLOWS FROM OPERATING ACTIVITIES                                   2005     Inception
             Net income (loss)                                      $   (250)    $(2,100)

             Stock issued as compensation                                  0         100
             Increases (Decrease) in accrued expenses                   (250)      2,000
                                                                                 --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                                  0           0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                               0           0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                             0           0

CASH RECONCILIATION

        Net increase (decrease) in cash                                    0           0
        Beginning cash balance                                             0           0
                                                                    ---------    --------

CASH BALANCE AT END OF PERIOD                                       $      0     $     0
                                                                    =========    ========





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

Results of Operation
--------------------

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2005. For the quarter ended January 31, 2005, the registrant recognized a net loss of $250. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At January 31, 2005, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending January 31, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                           MODENA 2 INC.
                                           Registrant


Date: March 17, 2005                       By: /s/ Don Bratcher
                                           -----------------------------------
                                           Don Bratcher
                                           Chief Financial Officer