Form 10QSB
period 2005-04-30
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2005-12-14
CIK 1271075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-50494

EFFECTIVE PROFITABLE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0412432
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Innwood Circle, Suite 103 Little Rock, Arkansas	72211
(Address of principal executive offices)	(Zip Code)

(501) 223-3310

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 14, 2005: 51,280,000 shares of common stock.

EFFECTIVE PROFITABLE SOLUTIONS, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended April 30, 2005 are not necessarily indicative of results that may be expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

EFFECTIVE PROFITABLE SOFTWARE, INC.

F/K/A MODENA 2, INC.

(a development stage company)

Financial Statements

As of April 30, 2005

EFFECTIVE PROFITABLE SOFTWARE, INC.

F/K/A MODENA 2, INC.

(a development stage company)

Table of Contents

Page #

Balance Sheet as of April 30, 2005 (Unaudited)	F-1

Statements of Operations for the three and six months ended April 30, 2005 and for the three months ended April 30, 2004 and for the period from November 18, 2003 (inception) to April 30, 2004 and for the period from November 18, 2003 (inception) to April 30, 2005 (Unaudited)

F-2

Statement of Changes in Shareholder’s Deficiency for the period from November 18, 2003 (inception) to April 30, 2005 (Unaudited)	F-3

Statement of Cash Flows for the six months ended April 30, 2005 and for the period from November 18, 2003 (inception) to April 30, 2004 and for the period from November 18, 2003 (inception) to April 30, 2005 (Unaudited)

F-4

Notes to Financial Statements as of April 30, 2005 (Unaudited)	F-5 – F-8

EFFECTIVE PROFITABLE SOFTWARE, INC.

F/K/A MODENA 2, INC.

(a development stage company)

BALANCE SHEET

AS OF APRIL 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$-

TOTAL ASSETS	$-

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accrued expenses	$1,600

TOTAL LIABILITIES	1,600

SHAREHOLDER’S DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 500,000 shares issued and outstanding	500
Additional paid in capital	350
Accumulated deficit during development stage	(2,450)
Total Shareholder’s Deficiency	(1,600)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIENCY	$-

The accompanying notes are an integral part of these financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC.

F/K/A MODENA 2, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended April 30, 2005	For the Three Months Ended April 30, 2004	For the Six Months Ended April 30, 2005	For the Period from November 18, 2003 (Inception) to April 30, 2004	For the Period from November 18, 2003 (Inception) To April 30, 2005

REVENUE
Sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	350	250	600	1,100	2,450

NET LOSS	$(350)	$(250)	$(600)	$(1,100)	$(2,450)

Net Loss Per Share – Basic and Diluted	$-	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	500,000	500,000	500,000	500,000	500,000

The accompanying notes are an integral part of these financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC.

F/K/A MODENA 2, INC.

(a development stage company)

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 18, 2003 (INCEPTION) TO APRIL 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Stock issued on acceptance of incorporation expenses November 18, 2003	500,000	$500	$(400)	$-	$100

Net loss	-	-	-	(1,850)	(1,850)

Balance, October 31, 2004	500,000	500	(400)	(1,850)	(1,750)

In-kind contribution	-	-	750	-	750

Net loss	-	-	-	(600)	(600)

BALANCE, APRIL 30, 2005	500,000	$500	$350	$(2,450)	$(1,600)

The accompanying notes are an integral part of these financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC.

F/K/A MODENA 2, INC.

(a development stage company)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended April 30, 2005	For the Period from November 18, 2003 (Inception) to April 30, 2004	For the Period from November 18, 2003 (Inception) To April 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(600)	$(1,100)	$(2,450)
In-kind contribution	750	-	750
Stock issued for payment of expenses	-	100	100
Increase (decrease) in accrued expenses	(150)	1,000	1,600
Net Cash Provided By (Used In) Operating Activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC.

F/K/A MODENA 2, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

(UNAUDITED)

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company’s Form 10-KSB for the year ended October 31, 2004.

(B) Organization

Modena 2, Inc. (the “Company”), a development stage company, was organized under the laws of the State of Delaware on November 18, 2003.

The Company, a “shell” entity, intends to effect a merger or acquire the assets or common stock of existing businesses. There can be no assurance of the Company’s success in such endeavors.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

(B) Basis of Accounting

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles.

EFFECTIVE PROFITABLE SOFTWARE, INC.

F/K/A MODENA 2, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

(UNAUDITED)

(C) Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The income tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by valuation allowances.

As of April 30, 2005, the Company had $2,450 of net operating loss carryforwards (“NOL”) which begin to expire years ended October 31, 2023. A deferred tax asset of $833 comprised of $618 for federal income taxes and $215 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL.

(D) Fair Value of Financial Instruments

The Company’s financial instruments, mainly accrued expenses, approximate fair value.

(E) Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

(F) Earnings Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2005 and 2004, there were no common share equivalents outstanding.

NOTE 3	RELATED PARTY TRANSACTIONS

The Company’s shareholder is funding the Company’s activities while the Company takes steps to locate and negotiate with a business entity for combination.

EFFECTIVE PROFITABLE SOFTWARE, INC.

F/K/A MODENA 2, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

(UNAUDITED)

NOTE 4	ACCRUED EXPENSES

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

NOTE 5	SHAREHOLDER’S EQUITY

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 500,000 have been issued for the amount of $100 ($0.0002 per share) on November 18, 2003 in acceptance of the incorporation expenses for the Company. Additional paid in capital relates to $750 of professional fees incurred by the Company and paid for by the shareholder.

NOTE 6	RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29” and SFAS No. 123 (revised 2004), “Share-Based Payment”, do not have applicability to the Company’s operations nor any impact on the Company’s financial statements.

NOTE 7	GOING CONCERN

The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $2,450. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and/or effect a merger or acquire the assets or common stock of an existing business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8	SUBSEQUENT EVENT

On May 10th, 2005 pursuant to a stock purchase agreement and share exchange between the Company and EPS, Inc. and the shareholders of EPS, Inc., we purchased all of the outstanding shares of EPS for the issuance of 10,156,000 (50,780,000 post-split) shares of our stock to EPS shareholders. Pursuant to the agreement, EPS became a wholly owned subsidiary of the Company. As a result of the agreement, the transaction was treated for

EFFECTIVE PROFITABLE SOFTWARE, INC.

F/K/A MODENA 2, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

(UNAUDITED)

accounting purposes as a reorganization by the accounting acquirer (EPS, Inc.) and as a recapitalization by the accounting acquiree (Modena 2, Inc.).

On May 11, 2005, the Company changed its name to Effective Profitable Software, Inc. and effected a 5 to 1 forward stock split. All share and per share amounts have been retroactively restated to reflect the stock split.

Item 2. Management’s Discussion and Analysis or Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the operations:

Initially we plan to prepare and execute a marketing plan to develop our subscription base. The majority of our member base will be obtained from three sources: search engine results and links placed in online market timing directories via link exchange programs. We anticipate that within thirty to sixty days, a comprehensive marketing plan will be developed. We expect to spend approximately $5,000 on marketing in the areas of Keyword Advertising and Sponsored Links through Google, FindWhat, and other similar targeted keyword programs. Another area that we will vigorously pursue as part of our marketing and branding program is search engine placement. By continuing to work to optimize the site, and by increasing the number of links to the site, we feel we can receive better search results and search engine saturation, which in turn directs more traffic to the website. In addition to our internet based effort we intend to advertise in national papers Wall Street Journal, USA Today we anticipate additional subscriptions from word of mouth.

In early 2006 we intend to raise the subscription fee dramatically. We believe our programs are so unique and accurate that no active subscription members will be affected and we intend to inform them when they subscribe that this is an initial offer and prices will increase. We currently have enough cash to satisfy our minimum cash requirements for the next 6 months to maintain our operations. However, we may require additional funds to increase marketing, to expand international and for further development of our Website.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to increase marketing, to expand operations, and for further development of our website. No significant purchases of equipment are anticipated; however, a substantial surge in traffic and/ or membership could necessitate the purchase of additional servers.

As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Capital Resources and Liquidity.

As of April 30, 2005, we had $0 in cash. Our general and administrative expenses are expected to average $5,000 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy more than one year of operations without receiving additional funds from our President or additional investors. Our operating activities used cash of $0 in the six months ending April 30, 2005. As of April 30, 2005, we had total current assets of $0. As of April 30, 2005 our total current liabilities amounted to $1,600.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.

As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Subsequent Events

On May 10, 2005, pursuant to a Stock Purchase Agreement and Share Exchange between us and EPS, Inc., an Arkansas corporation, and the shareholders of EPS, we purchased all of the outstanding shares of EPS for the issuance of 10,156,000 shares of our stock to the EPS shareholders. Pursuant to the Agreement, EPS became a wholly owned subsidiary of the Company. Pursuant to the terms of the Agreement, we filed Articles of Amendment with the State of Delaware changing our name to Effective Profitable Software, Inc.

Based on the acquisition of EPS we changed our business focus to become an evaluation software company which focuses on bringing affordable evaluation tools to the general public. We are based in Little Rock, Arkansas and are lead by Don Bratcher, Gary Moore and Richard Torti. We use in house proprietary software for evaluation of markets, stocks, commodities, and other financial instruments. We have developed an innovative evaluation system we call the TimingWave. At the center of the system is a 100% mechanical, unemotional timing model that is both powerful and simple to use. The system’s web-based access will make it both affordable and accessible and our evaluations are easily understood.

On May 20, 2005, our directors and shareholders approved a 5-1 forward split of our outstanding common shares increasing the amount of shares owned by these shareholders to 51,280,000 shares.

On September 9, 2005, Gately & Associates, LLC was dismissed as the independent auditor for the Company and on October 14, 2005 was replaced by Webb & Company, P.A. as our principal independent auditors.

Critical Accounting Policies

Effective Profitable Solutions, Inc.’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Effective Profitable Software’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Effective Profitable Software’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending April 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

EFFECTIVE PROFITABLE SOFTWARE, INC.
Registrant

Date: December 14, 2005	By: /s/ Gary Moore
Gary Moore
President, Chief Executive Officer,
Chairman of Board of Directors