Form 10QSB
period 2005-06-30
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2006-06-07
CIK 1271075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ______________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 30, 2005 to June 30, 2005

Commission File No. 000-50494

______________

EFFECTIVE PROFITABLE SOFTWARE, INC.

(Exact name of small business issuer as specified in its charter)

______________

Delaware	98-0412432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Innwood Circle, Suite 209, Little Rock, Arkansass	72211
(Address of principal executive offices)	(Zip Code)

(501) 223-3310
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 7, 2006: 55,780,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005 (UNAUDITED)

PAGE	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005, FOR THE THREE MONTHS ENDED JUNE 30, 2004, FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2004 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGE	4

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005, FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2004 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2005 (UNAUDITED)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$835
Total Current Assets	835

PROPERTY AND EQUIPMENT, NET	15,817

OTHER ASSETS
Deposits	1,400
Total Other Assets	1,400

TOTAL ASSETS	$18,052

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$5,033
Stockholder loans	36,033

TOTAL LIABILITIES	41,066

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,280,000 shares issued and outstanding	7,580
Additional paid in capital	109,022
Accumulated deficit during development stage	(139,616)
Total Stockholders’ Deficiency	(23,014)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$18,052

The accompanying notes are an integral part of these financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Period from February 23, 2004 (Inception) to June 30, 2004	For the Period from February 23, 2004 (Inception) To June 30, 2005

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	12,766	946	28,404	946	137,870
Total Operating Expenses	12,766	946	28,404	946	137,870

LOSS FROM OPERATIONS	(12,766)	(946)	(28,404)	(946)	(137,870)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-	30
Interest expense	(1,119)	-	(1,131)	-	(1,776)
Total Other (Income) Expense	(1,119)	-	(1,131)	-	(1,746)

NET LOSS	$(13,885)	$(946)	$(29,535)	$(946)	$(139,616)

NET LOSS PER SHARE – BASIC AND DILUTED	$-	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	52,165,870	45,500,000	51,454,033	43,228,346	47,848,638

The accompanying notes are an integral part of these financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for services ($0.10 per share)	3,000,000	300	59,700	-	60,000

Common stock issued for cash ($0.10 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution of interest on stockholders’ loans	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.10 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholders’ loans	-	-	1,056	-	1,056

Shares issued in Reverse merger	2,500,000	2,500	(4,100)	-	(1,600)

Net loss for the six months ended June 30, 2005	-	-	-	(29,535)	(29,535)

BALANCE, JUNE 30, 2005	53,280,000	$7,580	$109,022	$(139,616)	(23,014)

The accompanying notes are an integral part of these financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2005	For the Period from February 23, 2004 (Inception) to June 30, 2004	For the Period from February 23, 2004 (Inception) To June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,535)	$(946)	$(139,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,563	-	2,901
In-kind contribution of interest on stockholder loans	1,056	-	1,702
Stock issued for services	10,000	-	70,000
Prepaid expenses	26,000	(13,000)	-
Deposits	-	(900)	(1,400)
Increase (decrease) in accounts payable and accrued expenses	2,574	-	3,432
Net Cash Provided By (Used In) Operating Activities	11,658	(14,846)	(62,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-	-
Purchase of property and equipment	-	-	(18,717)
Net Cash Provided By (Used In) Investing Activities	-	-	(18,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable – related party	13,633	-	62,033
Repayment of loan payable – related party	(26,000)		(26,000)
Proceeds from issuance of common stock	-	18,200	46,500
Net Cash Provided By (Used In) Financing Activities	(12,367)	18,200	82,533

NET INCREASE (DECREASE) IN CASH	(709)	3,354	835

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,544	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$835	$3,354	$835

The accompanying notes are an integral part of these financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

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

For further information, refer to the financial statements and footnotes included in the Company’s Form 8-K/A for the year ended December 31, 2004.

(B) Organization

Effective Profitable Software, Inc. formally known as Modena 2, Inc., (a development stage company), was organized under the laws of the State of Delaware.

EPS, Inc., (a development stage company), was incorporated in the State of Arkansas on February 23, 2004.

On May 10th, 2005 pursuant to a stock purchase agreement and share exchange between the Effective Profitable Software, Inc. and EPS, Inc. and the shareholders of EPS, Inc., we purchased all of the outstanding shares of EPS for the issuance of 10,156,000 (50,780,000 post-split) shares of our stock to EPS shareholders. Pursuant to the agreement, EPS became a wholly owned subsidiary of the Effective Profitable Software, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a reorganization by the accounting acquirer (EPS, Inc.) and as a recapitalization by the accounting acquiree (Effective Profitable Software, Inc. f/k/a Modena 2, Inc.).

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

Activities during the development stage include developing the business plan and raising capital.

Effective Profitable Software, Inc. and its wholly-owned subsidiary are hereafter referred to as the “Company”.

The Company intends to develop computer software for use in technical analysis of financial markets.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

(B) Principles of Consolidation

The 2005 financial statements include the accounts of Effective Profitable Software, Inc. and its wholly-owned subsidiary EPS, Inc. from May 10, 2005. The 2004 financial statements include the accounts of EPS, Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.

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

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

As of June 30, 2005, the Company had $139,615 of net operating loss carryforwards (“NOL”) which begin to expire in the year ended October 31, 2024. A deferred tax asset of $48,167 comprised of $40,488 for federal income taxes and $7,679 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL.

(D) Fair Value of Financial Instruments

The Company’s financial instruments, mainly accounts payable, accrued expenses and stockholder loans, approximate fair value.

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

(F) Earnings Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2005 and 2004, there were no common share equivalents outstanding.

(G) Recent Accounting Pronouncements

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

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

NOTE 3	RELATED PARTY TRANSACTIONS

At June 30, 2005, related parties had loaned the company a total of $36,033. These loans are interest free and have no formal terms of repayment. The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Issuance of Common Stock to Founders

On February 23, 2004, the company issued 9,000,000 shares of common stock to the Company’s officers for services regarding the initial start up of the Company. The value of these shares was $900, or $.0001 per share.

(B) Stock Issued for Cash

During the six months ending December 31, 2004, the Company undertook a private placement issuance, Regulation D Rule offering whereby 456,000 shares of common stock were issued for cash of $45,600, or $0.10 per share.

(C) Stock Issued for Services

On April 1, 2004, the Company issued 100,000 shares of common stock for legal services. The shares were valued at a recent cash offering price of $10,000 or $0.10 per share.

During December 2004, the Company issued 500,000 shares of common stock for services. The shares were valued at a recent cash offering of 50,000 or $0.10 per share.

In January 2005, the Company issued 100,000 shares of common stock for services. The shares were valued at a recent cash offering price of $10,000 or $0.10 per share.

(D) Stock Issued in Reverse Merger

On May 10, 2005, Effective Inc. exchanged 500,000 shares of common stock for all the outstanding shares of EPS (See Note 1).

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

(F) In-Kind Contribution

During the six months ended June 30, 2005 and the period from February 23, 2004 to June 30, 2004, $1,056 and $646 of in-kind contributions relating to imputed interest on related party loans was recorded.

(G) Stock Split

On May 10, 2005, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company as of May 10, 2005. Per share weighted average share amounts have been retroactively restated in the accompanying unaudited financial statements and related notes to reflect this stock split.

NOTE 5	GOING CONCERN

The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $139,616. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6	SUBSEQUENT EVENTS

Subsequent to June 30, 2005, the Company issued 500,000 shares to one investor for cash consideration of $10,000 ($0.10 per share) and 1,700,000 shares to two investors for cash of $44,000 ($0.02 per share).

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward- looking statements.

Overview

On May 10, 2005, pursuant to a Stock Purchase Agreement and Share Exchange between us and EPS, Inc., an Arkansas corporation, and the shareholders of EPS, we purchased all of the outstanding shares of EPS for the issuance of 10,156,000 (50,780,000 post-split) shares of our stock to the EPS shareholders. Pursuant to the Agreement, EPS became a wholly owned subsidiary of the Company. Pursuant to the terms of the Agreement, we filed Articles of Amendment with the State of Delaware changing our name to Effective Profitable Software, Inc.

Based on the acquisition of EPS we changed our business focus to become a financial markets evaluation software company which focuses on bringing affordable evaluation tools to the general public. We are based in Little Rock, Arkansas and are led by Don Bratcher, Gary Moore and Richard Torti. We use in house proprietary software for evaluation of markets, stocks, commodities, and other financial instruments. We have developed an innovative evaluation system we call the TimingWave. At the center of the system is a 100% mechanical, unemotional timing model that is both powerful and simple to use. The system's web-based access will make it both affordable and accessible and our evaluations will be easily understood.

On May 20, 2005, our directors and shareholders approved a 5-1 forward split of our outstanding common shares increasing the amount of shares owned by these shareholders to 50,780,000 shares.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the operations:

Initially we plan to prepare and execute a marketing plan to develop our subscription base. The majority of our member base will be obtained from two sources: search engine results and links placed in online market timing directories via link exchange programs. We anticipate that within thirty to sixty days, a comprehensive marketing plan will be developed. We expect to spend approximately $5,000 on marketing in the areas of Keyword Advertising and Sponsored Links through Google, FindWhat, and other similar targeted keyword programs. Another area that we will vigorously pursue as part of our marketing and branding program is search engine placement. By continuing to work to optimize the site, and by increasing the number of links to the site, we feel we can receive better search results and search engine saturation, which in turn directs more traffic to the website. In addition to our internet based effort we intend to advertise in national papers Wall Street Journal, USA Today we anticipate additional subscriptions from word of mouth.

In the latter part of 2006 we intend to charge a subscription fee for our services. We believe our programs are so unique and accurate that no active subscription members will be affected and we intend to inform them when they subscribe that this is an initial offer and prices will increase. We currently have enough cash to satisfy our minimum cash requirements for the next 6 months to maintain our operations. However, we may require additional funds to increase marketing, to expand international and for further development of our Website.

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

2

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

Capital Resources and Liquidity.

Our unaudited balance sheet as of June 30, 2005 reflects assets of $18,052 consisting of cash of $835, property and equipment of $15,817, and deposits of $1,400. Total liabilities as of June 30, 2005 were $41,066 consisting of accounts payable of $5,033 and stockholder loans of $36,033.

As of June 30, 2005, we had $835 in cash. Our general and administrative expenses are expected to average $5,000 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy more than one year of operations without receiving additional funds from our President or additional investors. Subsequent to June 30, 2005, we raised a total of $54,000 from the issuance of stock.

Recent Financial Pronoucements

Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" and SFAS No. 123 (revised 2004), "Share-Based Payment", do not have applicability to the Company's operations nor any impact on the Company's financial statements.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage. We have no operations and have had recurring losses since inception and an accumulated deficit of $139,616. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Subsequent Events

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations. We view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

3

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that, a material weakness in our internal accounting controls existed prior to June 30, 2005 so that our disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believe our current existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We are in the process of making significant changes to our internal controls subsequent to the Evaluation Date. During the course of the most recent examination of our financial statements for the period ended June 30, 2005 by our independent accountants, we were advised of the existence of a material weakness in our internal accounting controls that existed prior to June 30, 2005. We are applying the necessary corrective action and believe this weakness will be remediated.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 10, 2005, we issued a total of 10,156,000 (50,780,000 post-split) shares of our common stock to 39 shareholders pursuant to the Stock Purchase Agreement and Share Exchange between us and EPS, Inc. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

On May 20, 2005, our directors and shareholders approved a 5-1 forward split of our outstanding common shares increasing the amount of shares owned by our shareholders to 50,780,000 shares.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

4

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

During the three months ended June 30, 2005, we filed one Current Report on Form 8-K, as follows:

-

Date of event: May 10, 2005, as amended, wherein we reported information pursuant to Item 1.01 Entry Into A Material Definitive Agreement; Item 2.01 Completion Of Acquisition Or Disposition Of Assets; Item 3.02 Unregistered Sales Of Equity Securities; and Item 5.03 Change In Fiscal Year.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation

	3.2	By-Laws

	31.1	Certification of Gary Moore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Don Bratcher pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Gary Moore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Don Bratcher pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

5

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EFFECTIVE PROFITABLE SOFTWARE, INC.

By: /s/Gary Moore

Gary Moore,

President,

Chief Executive Officer,

June 7, 2006