Form 10QSB
period 2005-09-30
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2006-06-09
CIK 1271075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-50494

______________

EFFECTIVE PROFITABLE SOFTWARE, INC.

(Exact name of small business issuer as specified in its charter)

______________

Delaware	98-0412432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Innwood Circle, Suite 209, Little Rock, Arkansas	72211
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 8, 2006: 55,780,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005, FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004, FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2004 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	4

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005, FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2004 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2005 (UNAUDITED)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Prepaid expenses	$900
Total Current Assets	900

PROPERTY AND EQUIPMENT, NET	9,973

OTHER ASSETS
Deposits	1,400
Total Other Assets	1,400

TOTAL ASSETS	$12,273

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$270
Accounts payable	6,273
Stockholder loans	37,957

TOTAL LIABILITIES	44,500

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,280,000 shares issued and outstanding	7,580
Additional paid in capital	109,761
Accumulated deficit during development stage	(149,568)
Total Stockholders’ Deficiency	(32,227)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$12,273

The accompanying notes are an integral part of these financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Period from February 23, 2004 (Inception) to September 30, 2004	For the Period from February 23, 2004 (Inception) To September 30, 2005

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	5,795	23,369	34,199	24,315	143,665
Total Operating Expenses	5,795	23,369	34,199	24,315	143,665

LOSS FROM OPERATIONS	(5,795)	(23,369)	(34,199)	(24,315)	(143,665)

OTHER INCOME (EXPENSE)
Other income	-	30	-	30	30
Loss on disposal of assets	(3,306)	-	(3,306)	-	(3,306)
Interest expense	(851)	-	(1,982)	-	(2,627)
Total Other (Income) Expense	(4,157)	30	(5,288)	30	(5,903)

NET LOSS	$(9,952)	$(23,339)	$(39,487)	$(24,285)	$(149,568)

NET LOSS PER SHARE – BASIC AND DILUTED	$-	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	53,280,000	49,951,085	52,069,377	46,052,510	48,704,264

The accompanying notes are an integral part of these financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for services ($0.10 per share)	3,000,000	300	59,700	-	60,000

Common stock issued for cash ($0.10 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution of interest on stockholders’ loans	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.10 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholders’ loans	-	-	1,795	-	1,795

Shares issued in reverse merger	2,500,000	2,500	(4,100)	-	(1,600)

Net loss for the nine months ended September 30, 2005	-	-	-	(39,487)	(39,487)

BALANCE, SEPTEMBER 30, 2005	53,280,000	$7,580	$19,761	$(149,568)	(32,227)

The accompanying notes are an integral part of these financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2005	For the Period from February 23, 2004 (Inception) to September 30, 2004	For the Period from February 23, 2004 (Inception) To September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,487)	$(24,285)	$(149,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,176	-	3,512
Loss on disposal of property and equipment	3,306		3,306
In-kind contribution	1,795	-	2,441
Stock issued for payment of expenses	10,000	10,000	70,000
Prepaid expenses	25,100	(26,000)	(900)
Deposits	-	(1,400)	(1,400)
Rebate receivable	-	(500)	-
Increase (decrease) in accrued expenses	3,814	1,619	4,673
Net Cash Provided By (Used In) Operating Activities	6,704	(40,566)	(67,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	1,925	-	1,925
Purchase of property and equipment	-	(19,947)	(18,716)
Net Cash Provided By (Used In) Investing Activities	1,925	(19,947)	(16,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable – related party	15,557	-	63,957
Repayment of loans payable – related party	(26,000)	-	(26,000)
Proceeds from issuance of common stock	-	66,500	46,500
Cash Overdraft	270	-	270
Net Cash Provided By (Used In) Financing Activities	(10,173)	66,500	84,727

NET INCREASE (DECREASE) IN CASH	(1,544)	5,987	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,544	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$5,987	$-

The accompanying notes are an integral part of these financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

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

(B) Organization

Effective Profitable Software, Inc., formally known as Modena 2, Inc., (a development stage company,) was organized under the laws of the State of Delaware.

EPS, Inc., (a development stage company), was incorporated in the State of Arkansas on February 23, 2004.

On May 10th, 2005 pursuant to a stock purchase agreement and share exchange between Effective Profitable Software, Inc. and EPS, Inc. and the shareholders of EPS, Inc., we purchased all of the outstanding shares of EPS for the issuance of 10,156,000 (50,780,000 post-split) shares of our stock to EPS shareholders. Pursuant to the agreement, EPS became a wholly owned subsidiary of Effective Profitable Software, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a reorganization by the accounting acquirer (EPS, Inc.) and as a recapitalization by the accounting acquiree (Effective Profitable Software, Inc. f/k/a Modena 2, Inc.).

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

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

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

As of September 30, 2005, the Company had $149,568 of net operating loss carryforwards (“NOL”) which begin to expire in the year ended October 31, 2024. A deferred tax asset of $51,601 comprised of $43,375 for federal income taxes and $8,226 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL.

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

(F) Earnings Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2005 and 2004, there were no common share equivalents outstanding.

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

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 3	RELATED PARTY TRANSACTIONS

At September 30, 2005, related parties had loaned the company a total of $37,957. These loans are interest free and have no formal terms of repayment. The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

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

During the last quarter of 2004, the Company issued 500,000 shares of common stock for services. The shares were valued at a recent cash offering price of $50,000, or $0.10 per share.

In January 2005, the Company issued 100,000 shares of common stock for services. The shares were valued at a recent cash offering price of $10,000, or $0.10 per share.

(D) Stock Issued in Reverse Merger

On May 10, 2005, Effective Inc. exchanged 500,000 shares of common stock for all the outstanding shares of EPS (See Note 1).

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

F/K/A MODENA 2, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

(F) In-Kind Contribution

During the nine months ended September 30, 2005 and the period from February 23, 2004 to September 30, 2004, $1,795 and $646 of in-kind contributions relating to imputed interest on related party loans was recorded.

(G) Stock Split

On May 20, 2005, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company as of May 10, 2005. Per share weighted average share amounts have been retroactively restated in the accompanying unaudited financial statements and related notes to reflect this stock split.

NOTE 5	GOING CONCERN

The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $149,568. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6	SUBSEQUENT EVENTS

Subsequent to September 30, 2005, the Company issued 500,000 shares to one investor for cash consideration of $10,000 ($0.10 per share) and 1,700,000 shares to two investors for cash of $44,000 ($0.02 per share).

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

Capital Resources and Liquidity.

Our unaudited balance sheet as of September 30, 2005 reflects assets of $12,273 consisting of prepaid expense of $900, property and equipment of $9,973, and deposits of $1,400. Total liabilities as of September 30, 2005 were $44,500 consisting of cash overdraft of $270, accounts payable of $6,273, and stockholder loans of $37,957.

As of September 30, 2005, we no cash. Our general and administrative expenses are expected to average $5,000 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy more than one year of operations without receiving additional funds from our President or additional investors. Subsequent to September 30, 2005, we raised a total of $54,000 from the issuance of stock.

Recent Financial Pronouncements

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage. We have no operations and have had recurring losses since inception and an accumulated deficit of $149,568. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

3

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and Chief Financial Officer , we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that, a material weakness in our internal accounting controls existed prior to September 30, 2005 so that our disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believe our current existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We are in the process of making significant changes to our internal controls subsequent to the Evaluation Date. During the course of the most recent examination of our financial statements for the period ended September 30, 2005 by our independent accountants, we were advised of the existence of a material weakness in our internal accounting controls that existed prior to September 30, 2005. We are applying the necessary corrective action and believe this weakness will be remediated.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

4

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

During the three months ended September 30, 2005, we filed one Current Report on Form 8-K, as follows:

-

Date of event: September 9, 2005, as amended, wherein we reported information pursuant to Item 4.03, Changes In Registrant’s Certifying Accountant, that Gately & Associates, LLC was dismissed as the independent auditor for the Company and on October 14, 2005 was replaced by Webb & Company, P.A. as our principal independent auditors.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation *

	3.3	By-Laws *

	31.1	Certification of Gary Moore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Don Bratcher pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Gary Moore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Don Bratcher pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to our quarterly report for the period-ending June 30, 2005 filed on Form 10-QSB filed with the SEC on June 7, 2006 (File No. 000-50494).

5

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EFFECTIVE PROFITABLE SOFTWARE, INC.

By: /s/Gary Moore

Gary Moore

President,

Chief Executive Officer

June 8, 2006

6