Form 10KSB
period 2005-12-31
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2006-06-13
CIK 1271075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-50494

EFFECTIVE PROFITABLE SOFTWARE, INC.

(Name of small business issuer in its charter)

Delaware	98-0412432
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Innwood Circle, Suite 209, Little Rock, Arkansas	72211
(Address of principal executive offices)	(Zip Code)

(501) 223-3310
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Revenues for year ended December 31, 2005: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005 and June 12, 2006 was: $0

Number of shares of the registrant's common stock outstanding as of June 12, 2006 was: 55,480,000

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Delaware under the name Modena 2, Inc. on November 18, 2003 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On September 8, 2004, pursuant to an agreement between us, Chris Penner, Don Bratcher and Gary Moore (“Agreement”), Gary Moore and Don Bratcher purchased all of our issued and outstanding shares of common stock. We had been in the developmental stage since inception and have no operations to date other than issuing shares.

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

Our Company

We are a financial markets evaluation software company that will focus on bringing affordable evaluation tools to the general public. Our business model is to use in house proprietary software for evaluation of markets, stocks, commodities, and other financial instruments.

We have developed an innovative evaluation system we call “TimingWave”. At the center of the system is a 100% mechanical, unemotional timing model that is both powerful and simple to use. Its web-based access will make it both affordable and accessible, and its evaluations are easily understood.

We believe that we will be able to leverage the proprietary evaluation system to quickly gain market share. Priced at less than a dollar a day, it will have user friendly functions that produce reliable and clear evaluations for our subscribers.

Market

We will concentrate on the unserved masses that are overlooked and often ignored by the larger financial houses. Financial advisors, financial analysts, CPA's, and financial services sales agents will be targeted with free access so they can introduce clients to the software. Money managers will be given demonstrations on the evaluation ability of the software in order to acquire evaluations contracts.

Management Team

Our management team has combined experience in sales, banking, management, accounting, and technical evaluation. All members of our management team share the same desire to bring an affordable evaluation system to the public.

Timing Wave

Our objective is to provide an effective, affordable evaluation tool for the average investor to enhance and protect his or her portfolio. We intend to create a loyal customer base by providing excellent results, continuing education, and accurate expectations. We believe we will be able to maintain a motivated and creative workforce who share the same purpose of customer satisfaction. We want to provide any person who wants to actively manage their investment portfolios with the instructions and tools to do so at an affordable cost.

Services

We will produce proprietary software that evaluates stocks, commodities, indexes, bonds, and currencies. This software is a technical indicator-based system that is fast and effective in evaluating markets. The software is easy to learn and gives high probability trades. It is capable of analyzing any market and is just as effective with stocks and bonds as it is with commodities and indexes. Training materials will be provided for all software subscribers. If a subscriber chooses to, they can attend instructional seminars where a Power Point presentation will be presented to them along with the use of the training materials. The seminars will be held in various locations throughout the country and admission is free, although reservations will be mandatory in order to allow EPS to prepare for the number of participants. If a subscriber chooses not to attend the seminars, they will be given passwords in order to gain access to an on-line system which will provide them with the training materials.

Market Analysis Summary

Trading platforms such as TradeStation, eSignal, and MetaStock have a total of approximately 500,000 subscribers. We intend to build our software on their platforms. Subscriptions will be made on-line through our website and access for each platform will be linked. Software engineers are working on TradeStation now and we have built the system on MetaStock, which unfortunately has the least subscribers. Our target goal is TradeStation which has the largest number of subscribers.

Professional traders, as well as companies operating trade platforms, will be contacted. The software is interfaced with their trading platforms, and the trading fees that are generated by the system will be shared. Hedge funds, money managers, and mutual funds will be solicited for designing proprietary systems suited to their particular requirements. We also address a previously ignored niche: the small investor. By making the evaluation systems affordable, we will provide the small investor an instrument to enhance his or her earnings and protect his or her portfolio.

Service Business Analysis

The majority of evaluation programs are designed for the professional or institutional trader; they are typically complicated with confusing language. We are different because our programs are written for the novice in mind and we do not use complicated indicators or subjective strategies. All markets do one of three things: go up, go down, or go sideways. Complicated charts with numerous indicators tend to confuse rather than clarify. The purpose of our system is to help the investor decide whether they should be in or out of a given market, stock, or other investment.

We will attempt to leverage the proprietary evaluation system to quickly gain market share. The system is convenient and based on extensive research, providing a reliable model for evaluation of both markets and stocks.

We intend to hold seminars throughout the country to educate the consumer on the product they are buying. Outside agents will arrange and conduct the seminars. The agents will make a scripted Power Point presentation, demonstrating the evaluation software and how to read the indicators. Direct mail and email advertising will be used as well. These forms of advertising offer free access and instructions on the use of the evaluation software's various programs. We also intend to begin a weekly, interactive class for subscribers in case they have any questions they need clarified.

2

Web Plan Summary

Our website will have several different functions. It will be used as a marketing tool and it will allow subscribers to access the evaluation software. The site will also give subscribers opinions on strategies and historic data along with third party validation of the performance of our evaluation system. Paypal will be used to handle all internet subscriptions on the site. A weekly TimingWave instructional and interactive class will also be provided, along with a glossary and answers to FAQ's.

Competition

Countless market timing websites are available each having particular systems and markets with various time periods and indicators. We are not similar to that type of market timing service since we are a trading tool which indicates when certain market conditions exist for a high probability trade. The website will contain software in which the subscriber will be able to test results historically and it will give the most advantageous stop loss level. The indicators that collaborate to produce the market signal are simple and not subjective. We do not believe that TimingWave has any real or specific competition but we just do not have any name recognition. In order to rectify this we intend to market the TimingWave with a free one month subscription. We are confident once people are exposed to the simple but profitable TimingWave our subscription members will grow dramatically.

ITEM 2.	DESCRIPTION OF PROPERTY

Our executive offices are located at 1 Innwood Circle, Suite 209 Little Rock, Arkansas 72211. This office space is leased to us pursuant to a month-to-month lease which commenced October 2005. Pursuant to the terms of the lease we pay $250 a month for this property and we believe that this space is sufficient and adequate to operate our current business.

ITEM 3.	LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

3

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is presently no public market for our common stock.

Holders

As of June 12, 2006, there are approximately 39 holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

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

Equity Compensation Plan Information

The following table sets forth certain information as of June 12, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation Plans approved by Security holders	None

Equity compensation Plans not approved By security holders	None

Total

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

4

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

Based on the acquisition of EPS we changed our business focus to become an evaluation software company which focuses on bringing affordable evaluation tools to the general public. We are based in Little Rock, Arkansas and are led by Don Bratcher, Gary Moore and Richard Torti. We use in house proprietary software for evaluation of markets, stocks, commodities, and other financial instruments. We have developed an innovative financial markets evaluation system we call the TimingWave. At the center of the system is a 100% mechanical, unemotional timing model that is both powerful and simple to use. The system's web-based access will make it both affordable and accessible and our evaluations are easily understood.

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

Capital Resources and Liquidity.

Our audited balance sheet as of December 31, 2005 reflects assets of $8,540 consisting of cash of $2,335, property and equipment of $4,655, deposits of $750, and pre-paid expenses of $800. Total liabilities as of December 31, 2005 were $42,772 consisting of accounts payable of $8,187 and stockholder loans of 34,585.

5

As of December 31, 2005, we had $2,335 in cash. Our general and administrative expenses are expected to average $5,000 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy more than one year of operations without receiving additional funds from our President or additional investors

Going Concern Consideration

The report of our independent registered public accounting firm on our December 31, 2005 audited financial statements contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. As reflected in the accompanying audited financial statements, we are in the development stage. We have no operations and have had recurring losses since inception and an accumulated deficit of $161,565. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

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

Events Subsequent to Fiscal Year End December 31, 2005

Common Stock Issued for Cash

On January 6, 2006, we issued 500,000 restricted shares of our common stock to William D. Joyce, Jr. for cash consideration of $.02 per share for an aggregate purchase price of $10,000. Such shares were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities.

On April 3, 2006, we issued 1,200,000 restricted shares of our common stock to Jimmy Carden for cash consideration of $.02 per share for an aggregate purchase price of $24,000. Such shares were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities.

ITEM 7.	FINANCIAL STATEMENTS

EFFECTIVE PROFITABLE SOFTWARE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	3

STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 CONSOLIDATED, FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2004 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2005 CONSOLIDATED

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2005 CONSOLIDATED

PAGE	5

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005 CONSOLIDATED, FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2004 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2005 CONSOLIDATED

PAGES	6 - 10	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Effective Profitable Software, Inc. and Subsidiary

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Effective Profitable Software, Inc. and subsidiary (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2005 (Consolidated), the period from February 23, 2004 (inception) to December 31, 2004 and the period from February 23, 2004 (inception) to December 31, 2005 (Consolidated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Effective Profitable Software, Inc. and subsidiary (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 (Consolidated), the period from February 23, 2004 (inception) to December 31, 2004 and the period from February 23, 2004 (inception) to December 31, 2005 (Consolidated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $40,437, a stockholder's deficiency of $34,232 and has a negative cash flow from operations of $73,459 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

May 25, 2006

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS
CURRENT ASSETS
Cash	$2,335
Total Current Assets	2,335

PROPERTY AND EQUIPMENT, NET	4,655

OTHER ASSETS
Deposits	750
Prepaid expense	800
Total Other Assets	1,550

TOTAL ASSETS	$8,540

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,187
Stockholder loans	34,585

TOTAL LIABILITIES	42,772

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 53,780,000 shares issued and outstanding	5,380
Additional paid in capital	121,953
Accumulated deficit during development stage	(161,565)
Total Stockholders’ Deficiency	(34,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$8,540

See accompanying notes to consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2005 (Consolidated)	For the Period from February 23, 2004 (Inception) to December 31, 2004	For the Period from February 23, 2004 (Inception) to December 31, 2005 (Consolidated)

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	42,475	109,466	151,941
Total Operating Expenses	42,475	109,466	151,941

LOSS FROM OPERATIONS	(42,475)	(109,466)	(151,941)

OTHER INCOME (EXPENSE)
Other income	-	31	31
Loss on disposal of assets	(6,893)	-	(6,893)
Interest expense	(2,116)	(646)	(2,762)
Total Other Income (Expense)	(9,009)	(615)	(9,624)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(51,484)	(110,081)	(161,565)

Provision for Income Taxes	-	-	-

NET LOSS	$(51,484)	$(110,081)	$(161,565)

Net loss per share - basic and diluted	-	-	-

Weighted average number of shares outstanding during the period - basic and diluted	52,485,479	45,603,685	49,317,651

See accompanying notes to consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for legal services ($0.10 per share)	500,000	50	9,950	-	10,000

Common stock issued for services ($0.10 per share)	2,500,000	250	49,750	-	50,000

Common stock issued for cash ($0.10 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution of interest on stockholder loans	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.10 per share)	500,000	50	9,950	-	10,000

Common stock issued for cash ($0.10 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	1,787	-	1,787

Common stock issued in reverse merger	2,500,000	250	(1,850)	-	(1,600)

Net loss, 2005	-	-	-	(51,484)	(51,484)

BALANCE, DECEMBER 31, 2005 (Consolidated)	53,780,000	$5,380	$121,953	$(161,565)	(34,232)

See accompanying notes to consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2005 (Consolidated)	For the Period from February 23, 2004 (Inception) to December 31, 2004	For the Period from February 23, 2004 (Inception) to December 31, 2005 (Consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,484)	$(110,081)	$(161,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,407	1,336	3,743
Loss on disposal of property and equipment	6,893	-	6,893
In-kind contribution of interest on stockholder loans	1,787	646	2,433
Stock issued for payment of services and expenses	10,000	60,000	70,000
Changes in operating assets and liabilities:
Deposits	650	1,400	750
Prepaid expenses	25,200	(26,000)	(800)
Increase (decrease) in accounts payable and accrued expenses	5,728	859	6,587
Net Cash Provided By (Used In) Operating Activities	1,181	(74,640)	(73,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	3,425	-	3,425
Purchase of property and equipment and website	-	(18,716)	(18,716)
Net Cash Provided By (Used In) Investing Activities	3,425	(18,716)	(15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable – related party	18,020	48,400	66,420
Repayment of loan payable – related party	(31,835)	-	(31,835)
Proceeds from issuance of common stock	10,000	46,500	56,500
Net Cash Provided By (Used In) Financing Activities	(3,815)	94,900	91,085

NET INCREASE IN CASH	791	1,544	2,335

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,544	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,335	1,544	2,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$329	$-	$329

Cash paid during the period for taxes	$-	$-	$-

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Effective Profitable Software, Inc. F/K/A Modena 2, Inc. (a development stage company) was incorporated in the state of Delaware on November 18, 2003.

EPS, Inc., (a development stage company) was incorporated in the state of Arkansas on February 23, 2004.

On May 10th, 2005 pursuant to a stock purchase agreement and share exchange between the Effective Profitable Software, Inc. and EPS, Inc. and the shareholders of EPS, Inc., we purchased all of the outstanding shares of EPS for the issuance of 10,156,000 (50,780,000 post-split) shares of our stock to EPS shareholders. Pursuant to the agreement, EPS became a wholly owned subsidiary of the Company. As a result of the agreement, the transaction was treated for accounting purposes as a reorganization by the accounting acquirer (EPS, Inc.) and as a recapitalization by the accounting acquiree (Effective Profitable Software, Inc.).

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

(B) Principles of Consolidation

The 2005 financial statements include the accounts of Effective Profitable Software, Inc. (from May 10, 2005 merger) and its wholly-owned subsidiary EPS, Inc. The 2004 financial statements include EPS, Inc. (from February 23, 2004 inception).

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

All significant intercompany accounts and transactions have been eliminated in consolidation.

(C) Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.

(D) Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

(E) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates

(F) Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the declining balance method over the estimated useful lives of the various classes of assets as follows:

Computers and equipment	5 years
Furniture and fixtures	7 years

Property and equipment at December 31, 2005 consisted of the following:

Office furniture and fixtures	$4,727
Computer equipment	1,246
Total Property	$5,973
Less: Accumulated depreciation	1,318
Property and equipment, net	$4,655

Depreciation expense for the year ended December 31, 2005 and the period February 23, 2004 to December 31, 2004 was $2,407 and $1,336, respectively.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2005, the Company has a net operating loss carryforward of approximately $161,565 available to offset future taxable income through 2025. The valuation allowance at December 31, 2005 was $55,740. The net change in the valuation allowance for the period ended December 31, 2005 was an increase of $17,762.

(H) Fair Value of Financial Instruments

The Company’s financial instruments include accounts payable and liabilities to shareholders. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

(I) Earnings Per Share

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of December 31, 2005 and 2004, the company does not have any outstanding dilutive securities.

(J) Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts if those accounts are in excess of $100,000. As at December 31, 2005 there were no cash deposits in excess of the FDIC limit.

(K) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the

8

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

NOTE 2	RELATED PARTY TRANSACTIONS

The Company's officers have loaned the Company working capital in the form of unsecured demand notes. At December 31, 2005 the Company owed $34,585. There are no terms on the note. The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Issuance of Common Stock to Founders

On February 23, 2004, the company issued 45,000,000 (9,000,000 pre-split) shares of common stock to the Company's officers for services regarding the initial start up of the Company. The value of these shares was $900, or $.0001 per share.

(B) Stock Issued for Cash

During the period ended December 31, 2004, the Company undertook a private placement issuance, Regulation D Rule offering whereby 2,280,000 shares of common stock were issued for cash of $45,600, or $0.02 per share.

During the year ended December 31, 2005, the Company issued 500,000 shares to an investor for cash of $10,000, or $0.02 per share.

(C) Stock Issued in Reverse Merger

On May 10, 2005, Effective Profitable Software, Inc. exchanged 2,500,000 shares of common stock for all the outstanding shares of EPS (See Note 12).

(D) Stock Issued for Services

On April 1, 2004, the Company issued 500,000 shares of common stock for legal services. The value of these shares was $10, 000 or $0.02 per share.

9

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

During the last quarter of 2004, the Company issued 2,500,000 shares of common stock for services. The value of these shares was $50,000, or $0.02 per share.

In January 2005, the Company issued 500,000 shares of common stock for services. The value of these shares was $10,000, or $0.02 per share.

(E) In-Kind Contribution

During the period ended December 31, 2004, $646 of in-kind contributions relating to imputed interest on related party loans was recorded.

During the year ended December 31, 2005, $1,787 of in-kind contributions relating to imputed interest on related party loans was recorded.

(F) Stock Split

On May 20, 2005, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company as of May 10, 2005. Per share weighted average share amounts have been retroactively restated in the accompanying audited financial statements and related notes to reflect this stock split.

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $40,437, a stockholder’s deficiency of $34,232 and has a negative cash flow from operations of $73,459 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5	SUBSEQUENT EVENTS

Subsequent to December 31, 2005, 1,700,000 shares to two investors for cash of $44,000 ($0.02 per share).

10

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that, a material weakness in our internal accounting controls existed prior to December 31, 2005 so that our disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believe our current existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We are in the process of making significant changes to our internal controls subsequent to the Evaluation Date. During the course of the most recent examination of our financial statements for the period ended December 31, 2005 by our independent accountants, we were advised of the existence of a material weakness in our internal accounting controls that existed prior to December 31,2005. We are applying the necessary corrective action and believe this weakness will be remediated.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of June 12, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Date Appointed

Gary Moore	52	President; Chief Executive Officer; Director	September 8, 2004
Don Bratcher	54	Vice President; Chief Financial Officer; Director	September 8, 2004
Dick Torti	52	Vice President	October 15, 2004

Business Experience

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

GARY MOORE has been our President and Chief Executive Officer, as well as a member of the Board of Directors since September 8, 2004. He brings to the Company more than 25 years experience in the banking industry. Since its inception, Mr. Moore has been responsible for the development and infrastructure of EPS, our wholly owned subsidiary, which is a market evaluation software company. From 2001- 2003 he was a partner and a co-founder of AMDS in Memphis Tennessee which is a merchant service provider for credit card processing. He sold his interest in AMDS to his partners in June 2003. Prior to such time from 1986-1999 he was the head government bond trader for Union Planter Bank where he managed bond positions and traded over a billion bonds monthly. In 2000-2001, he was also employed in the mortgage division of Union Planters where his responsibilities included correspondent banking and developing relationships with regional banks. He received his degree in Journalism/Public Relations from the University of Memphis in 1976.

DON BRATCHER has been our Chief Financial Officer as well as a member of our Board of Directors since September 8, 2004. He has over 25 years experience in finance and has served in various capacities at both small and large companies. He is presently self-employed as a Futures and Options Trader. In addition, since 1993 he acted as Examiner In-Charge and Examiner on behalf of various state insurance departments for financial condition examinations of insurance companies participating in all phases of the examination process. In such capacities he performed in-house desk audits and financial analysis of both domestic and foreign insurers. Prior to such time he was the Senior Insurance Examiner for the Arkansas Insurance Department, Little Rock, Arkansas. He was responsible for the supervision and participation in the examination of domestic and foreign insurance companies to determine financial condition and compliance with Arkansas insurance law. Mr. Bratcher is a Certified Financial Examiner and Member of the Arkansas Society of Certified Public Accountants.

DICK TORTI has been our Vice President since October 15, 2004. He has over 25 years experience in the banking and securities industries and has served in various capacities in profit and loss management, operations, compliance strategic planning and business development. Since 2001 he has been self-employed as a contract consultant and in such capacity in banking, investments and business management. In addition, from 1999 until 2001 he was the Vice President/Manager of Capital Markets for Union Bank of California in Los Angeles. In such capacity he management capital markets department with full profit and loss responsibility with an emphasis on strengthening the bank’s overall market share with its customer base by building referral channels for cross selling opportunities with other department. From 1994 to 1999 he was the Senior Vice President and Midwest Manager of Bank of America/Nations Bank where he directed bank relationships managers in developing customer programs. Mr. Torti has a Series 65 license and has active life and health insurances licenses. He received his Master of Business in Finance as well as his Bachelor of Business Administration in Investments and Accounting from Memphis State University in Memphis, Tennessee.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to us. To the best of our knowledge, reports required to be filed were timely filed in fiscal year ended December 31, 2005.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following summary compensation table sets forth all compensation paid by us during the fiscal years ended December 31, 2005 and 2004 in all capacities for the accounts of the Chief Executive Officer (CEO) and executive officers who were serving as of the fiscal year ending December 31, 2005 whose salary and bonus during fiscal year ending December 31, 2005 exceeded $100,000.

Summary Compensation Table

		ANNUAL COMPENSATION	LONG-TERM COMPENSATION
Name	Year	Salary	Restricted Stock Awards ($)

Gary Moore	2005	$0	$0
Chief Executive Officer	2004	$0	$0

None of our executive officers serving as of the fiscal year ending December 31, 2005 received compensation which exceeded $100,000.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal year ended December 31, 2005

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending December 31, 2005, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of June 12, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Gary Moore	16,525,000 (2)	29.79%
Common Stock	Don Bratcher	15,000,000	27.04%
Common Stock	Dick Torti	15,000,000	27.04%

Officers and Directors As a Group (3)		46,525,000	83.86%

(1) The percent of class is based on 55,480,000 shares of common stock issued and outstanding as of June 12, 2006.

(2) Of these 16,525,000 shares, 15,000,000 shares are owned by Mr. Moore. The remaining 1,525,000 shares are owned by members of Mr. Moore's immediate family. Mr. Moore disclaims beneficial ownership of such shares.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K and Form 8-K/A

(b)	Exhibits

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to our quarterly report for the period-ending June 30, 2005 filed on Form 10-QSB.	3.1	Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation

Incorporated by reference to our quarterly report for the period-ending June 30, 2005 filed on Form 10-QSB.	3.2	By-Laws

	14	Code of Ethics

	31.1	Certification of Gary Moore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification of Donald Bratcher pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Gary Moore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Donald Bratcher pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2005, we were billed approximately $7,000 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2004, we were billed approximately $6,600 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For the Company’s fiscal year ended December 31, 2005 and December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005 and December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EFFECTIVE PROFITABLE SOLUTIONS, INC.

By:	/s/ Gary Moore
Gary Moore
Chief Executive Officer

Dated:	June 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary Moore Gary Moore	Director President Chief Executive Officer	June 12, 2006

/s/ Don Bratcher Don Bratcher	Chief Financial Officer and Director	June 12, 2006

/s/ Dick Torti Dick Torti	Vice President	June 12, 2006