Form 10QSB
period 2006-03-31
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2006-07-06
CIK 1271075

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 5, 2006: 55,480,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

EFFECTIVE PROFITABLE SOFTWARE, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 (UNAUDITED)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2006

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$170
Prepaid expense	50
Total Current Assets	220

PROPERTY AND EQUIPMENT, NET	4,424

OTHER ASSETS
Deposits	750
Total Other Assets	750

TOTAL ASSETS	$5,394

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$295
Accounts payable and accrued expenses	10,307
Stockholder loans	28,852

TOTAL LIABILITIES	39,454

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 54,280,000 shares issued and outstanding	5,430
Additional paid in capital	132,588
Accumulated deficit during development stage	(172,078)
Total Stockholders’ Deficiency	(34,060)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,394

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period from February 23, 2004 (Inception) to March 31, 2006

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	9,685	16,675	168,805
Total Operating Expenses	9,685	16,675	168,805

LOSS FROM OPERATIONS	(9,685)	(16,675)	(168,805)

OTHER INCOME (EXPENSE)
Other income	-	-	30
Loss on disposal of assets	-	-	(6,893)
Interest expense	(828)	(471)	3,590
Total Other Income (Expense)	(828)	(471)	(3,273)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(10,513)	(17,146)	(172,078)

Provision for Income Taxes	-	-	-

NET LOSS	$(10,513)	$(17,146)	$(172,078)

Net loss per share - basic and diluted	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	54,246,667	50,718,889	49,881,904

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.00002 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for legal services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for services ($0.02 per share)	2,500,000	250	49,750	-	50,000

Common stock issued for cash ($0..02 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution of interest on stockholder loans	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for cash ($0.02 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	1,787	-	1,787

Common stock issued in reverse merger	2,500,000	250	(1,850)	-	(1,600)

Net loss, 2005	-	-	-	(51,484)	(51,484)

Balance, December 31, 2005	53,780,000	5,380	121,953	(161,565)	(34,232)

Stock issued for cash ($0.02 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	685	-	685

Net loss for the three months ended March 31, 2006	-	-	-	(10,513)	(10,513)

BALANCE, MARCH 31, 2006	54,280,000	$5,430	$132,588	$(172,078)	$(34,060)

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period from February 23, 2004 (Inception) to March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,513)	$(17,146)	$(172,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	231	781	3,974
Loss on disposal of property and equipment	-	-	6,893
In-kind contribution of interest on stockholder loans	685	459	3,118
Stock issued for payment of services and expenses	-	10,000	70,000
Changes in operating assets and liabilities:
Deposits	-	-	(750)
Prepaid expenses	750	26,000	(50)
Accounts payable and accrued expenses	2,120	995	8,707
Net Cash Provided By (Used In) Operating Activities	(6,727)	21,089	(80,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	-	-	3,425
Purchase of property and equipment	-	-	(18,716)
Net Cash Provided By (Used In) Investing Activities	-	-	(15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	295	-	295
Proceeds from issuance of loan payable – related party	-	5,050	66,420
Repayment of loan payable – related party	(5,733)	(26,265)	(37,568)
Proceeds from issuance of common stock	10,000	-	66,500
Net Cash Provided By (Used In) Financing Activities	4,562	(21,215)	95,647

NET INCREASE (DECREASE) IN CASH	(2,165)	(126)	170

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,335	1,544	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170	$1,418	$170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$143	$12	$472

Cash paid during the period for taxes	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

(B) Organization

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

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

Effective Profitable Software, Inc. and its wholly-owned subsidiary are hereafter referred to as the “Company”.

The Company intends to develop computer software for use in technical analysis of financial markets.

(C) Principles of Consolidation

The 2006 financial statements include the accounts of Effective Profitable Software, Inc. and its wholly-owned subsidiary EPS, Inc. The 2005 financial statements include EPS, Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.

(D) Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.

(E) Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

(F) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates

(G) Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the declining balance method over the estimated useful lives of the various classes of assets as follows:

Computers and equipment	5 years
Furniture and fixtures	7 years

Property and equipment at March 31, 2006 consisted of the following:

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

Office furniture and fixtures	$4,727
Computer equipment	1,246
Total Property	$5,973
Less: Accumulated depreciation	1,549

Property and equipment, net	$4,424

Depreciation expense for the three month periods ended March 31, 2006 and 2005 and for the period from February 23, 2004 (inception) to March 31, 2006 was $231, $781 and $3,974, respectively.

(H) Income Taxes

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

(I) Fair Value of Financial Instruments

The Company’s financial instruments include accounts payable and liabilities to shareholders. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

(J) Earnings Per Share

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of March 31, 2006 and 2005, the Company does not have any outstanding dilutive securities.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

(K) Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts if those accounts are in excess of $100,000. As at March 31, 2006 there were no cash deposits in excess of the FDIC limit.

(L) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has determined that this will not have an effect on the financial statements.

NOTE 2	RELATED PARTY TRANSACTIONS

The Company’s officers have loaned the Company working capital in the form of unsecured demand notes. At March 31, 2006 the Company owed $28,852. There are no terms on the note and the Company expects to retire these notes during the year 2007. The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Issuance of Common Stock to Founders

On February 23, 2004, the company issued 45,000,000 shares of common stock to the Company’s officers for services regarding the initial start up of the Company. The value of these shares was $900, or $.00002 per share.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

(B) Stock Issued for Cash

During the period ended December 31, 2004, the Company undertook a private placement issuance, Regulation D Rule offering whereby 2,280,000 shares of common stock were issued for cash of $45,600, or $0.02 per share.

During the year ended December 31, 2005, the Company issued 500,000 shares to an investor for cash of $10,000, or $0.02 per share. During the three months ended March 31, 2006, the Company issued 500,000 shares to an investor for cash of $10,000 or $0.02 per share.

During the three months ended March 31, 2006, the Company issued 500,000 shares to an investor for cash of $10,000 or $0.02 per share.

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

During the three months ended March 31, 2006, $685 of in-kind contribution relating to imputed interest on related party loans was recorded.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $39,234, a stockholder’s deficiency of $34,060 and has a negative cash flow from operations of $80,186 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5	SUBSEQUENT EVENT

During April 2006, the Company issued 1,200,000 shares to one investor for cash of $24,000 ($0.02 per share).

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Capital Resources and Liquidity.

Our unaudited balance sheet as of March 31, 2006 reflects assets of $5,394 consisting of cash of $170, prepaid expense of $50, property and equipment of $4,424, and deposits of $750. Total liabilities as of March 31, 2006 were $39,450 consisting of cash overdraft of $295, accounts payable of $10,307, and stockholder loans of $28,852.

As of March 31, 2006, we had cash of $170. Our general and administrative expenses are expected to average $5,000 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy more than one year of operations without receiving additional funds from our President or additional investors. Subsequent to March 31, 2006, we raised $24,000 from the issuance of stock.

Recent Financial Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29” and SFAS No. 123 (revised 2004), “Share-Based Payment”, do not have applicability to the Company’s operations nor any impact on the Company’s financial statements.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no revenue, a working capital deficiency of $38,234, a stockholder’s deficiency of $34,060 and a negative cash flow from operations of $80,186 from inception. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and Chief Financial Officer , we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on that evaluation, our principal executive officer and principal financial officer concluded that, a material weakness in our internal accounting controls existed prior to March 31, 2006 so that our disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believe our current existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We are in the process of making significant changes to our internal controls subsequent to the Evaluation Date. During the course of the most recent examination of our financial statements for the period ended March 31, 2006 by our independent accountants, we were advised of the existence of a material weakness in our internal accounting controls that existed prior to March 31, 2006. We are applying the necessary corrective action and believe this weakness will be remediated.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2006, the Company issued 500,000 shares to an investor for cash of $10,000 or $0.02 per share.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

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

July 5, 2006