Form 10QSB
period 2006-06-30
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2006-08-21
CIK 1271075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2006: 55,480,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,630
Prepaid expense	250
Total Current Assets	1,880

PROPERTY AND EQUIPMENT, NET	4,193

OTHER ASSETS
Deposits	750
Total Other Assets	750

TOTAL ASSETS	$6,823

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,587
Stockholder loans	22,104

TOTAL LIABILITIES	33,691

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 55,480,000 shares issued and outstanding	5,550
Additional paid in capital	156,361
Accumulated deficit during development stage	(188,779)
Total Stockholders’ Deficiency	(26,868)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,823

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period from February 23, 2004 (Inception) to June 30, 2006

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	16,675	12,766	26,360	28,404	178,301
Total Operating Expenses	16,675	12,766	26,360	28,404	178,301

LOSS FROM OPERATIONS	(16,675)	(12,766)	(26,360)	(28,404)	(178,301)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-	31
Loss on disposal of assets	-	-	-	-	(6,893)
Interest expense	(26)	(1,119)	(854)	(1,131)	(3,616)
Total Other (Income) Expense	(26)	(1,119)	(854)	(1,131)	(10,478)

LOSS BEFORE PROVISION FOR INCOME TAXES	(16,701)	(13,885)	(27,214)	(29,535)	(188,779)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(16,701)	$(13,885)	$(27,214)	$(29,535)	$(188,779)

Net Loss Per Share – Basic and Diluted	$-	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	55,440,440	52,165,870	54,846,851	51,454,033	50,418,998

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.00002 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for legal services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for services ($0.02 per share)	2,500,000	250	49,750	-	50,000

Common stock issued for cash ($0..02 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution of interest on stockholder loans	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for cash ($0.02 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	1,787	-	1,787

Common stock issued in reverse merger	2,500,000	250	(1,850)	-	(1,600)

Net loss, 2005	-	-	-	(51,484)	(51,484)

Balance, December 31, 2005	53,780,000	5,380	121,953	(161,565)	(34,232)

Stock issued for cash ($0.02 per share)	1,700,000	170	33,830	-	34,000

In-kind contribution of interest on stockholder loans	-	-	578	-	578

Net loss for the six months ended June 30, 2006	-	-	-	(27,214)	(27,214)

BALANCE, JUNE 30, 2006	55,480,000	$5,550	$156,361	$(188,779)	$(26,868)

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period from February 23, 2004 (Inception) to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,214)	$(29,535)	$(188,779)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	462	1,563	4,205
Loss on disposal of property and equipment	-	-	6,893
In-kind contribution of interest on stockholder loans	578	1,056	3,011
Stock issued for payment of services end expenses	-	10,000	70,000
Changes in operating assets and liabilities:
Deposits	-	-	(750)
Prepaid expenses	550	26,000	(250)
Accounts payable and accrued expenses	3,400	2,574	9,987
Net Cash Provided By (Used In) Operating Activities	(22,224)	11,658	(95,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	-	3,425
Purchase of property and equipment	-	-	(18,716)
Net Cash Provided By (Used In) Investing Activities	-	-	(15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable – related party	-	13,633	66,420
Repayment of loan payable – related party	(12,481)	(26,000)	(44,316)
Proceeds from issuance of common stock	34,000	-	90,500
Net Cash Provided By (Used In) Financing Activities	21,519	(12,367)	112,604

NET INCREASE (DECREASE) IN CASH	(705)	(709)	1,630

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,335	1,544	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,630	$835	$1,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$276	$74	$605

Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

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

On May 10, 2005 pursuant to a stock purchase agreement and share exchange between the Effective Profitable Software, Inc. and EPS, Inc. and the shareholders of EPS, Inc., we purchased all of the outstanding shares of EPS for the issuance of 10,156,000 (50,780,000 post-split) shares of our stock to EPS shareholders. Pursuant to the agreement, EPS became a wholly owned subsidiary of the Company. As a result of the agreement, the transaction was treated for accounting purposes as a reorganization by the accounting acquirer (EPS, Inc.) and as a recapitalization by the accounting acquiree (Effective Profitable Software, Inc.).

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

AS OF JUNE 30, 2006

(UNAUDITED)

Effective Profitable Software, Inc. and its wholly-owned subsidiary are hereafter referred to as the “Company”.

The Company intends to develop computer software for use in technical analysis of financial markets.

(C) Principles of Consolidation

The 2006 financial statements include the accounts of Effective Profitable Software, Inc. and its wholly-owned subsidiary EPS, Inc. The 2005 financial statements include the accounts of Effective Profitable Software, Inc. from the May 10, 2005 merger and its wholly-owned subsidiary EPS, Inc., from February 23, 2004, inception.

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

Property and equipment at June 30, 2006 consisted of the following:

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

Office furniture and fixtures	$4,727
Computer equipment	1,247
Total Property	$5,794
Less: Accumulated depreciation	1,781

Property and equipment, net	$4,193

Depreciation expense for the six month periods ended June 30, 2006 and 2005 and for the period from February 23, 2004 (inception) to June 30, 2006 was $462, $1,563 and $4,205, respectively.

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

(J) Earnings Per Share

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of June 30, 2006 and 2005, the Company does not have any outstanding dilutive securities.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

(K) Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts if those accounts are in excess of $100,000. As of June 30, 2006 there were no cash deposits in excess of the FDIC limit.

(L) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	RELATED PARTY TRANSACTIONS

The Company’s officers have loaned the Company working capital in the form of unsecured demand notes. At June 30, 2006 the Company owed $22,104. There are no terms on the note and the Company expects to retire these notes during the year 2007. The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

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

AS OF JUNE 30, 2006

(UNAUDITED)

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

During the six months ended June 30, 2006, $578 of in-kind contribution relating to imputed interest on related party loans was recorded.

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $31,811, a stockholder's deficiency of $26,868 and has a negative cash flow from operations of $95,683 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

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

Capital Resources and Liquidity.

Our unaudited balance sheet as of June 30, 2006 reflects assets of $6,823 consisting of cash of $1,630, prepaid expense of $250, property and equipment of $4,193, and deposits of $750. Total liabilities as of June 30, 2006 were $33,691 consisting of accounts payable of $11,587 and stockholder loans of $22,104.

As of June 30, 2006, we had cash of $1,630. Our general and administrative expenses are expected to average $5,000 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy more than one year of operations without receiving additional funds from our President or additional investors.

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

SFAS 155, "Accounting for Certain Hybrid Financial Instruments" and SFAS 156, "Accounting for Servicing of Financial Assets" were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no revenue, a working capital deficiency of $31,811, a stockholder’s deficiency of $26,868 and a negative cash flow from operations of $95,683 from inception. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and Chief Financial Officer , we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on that evaluation, our principal executive officer and principal financial officer concluded that, a material weakness in our internal accounting controls existed prior to June 30, 2006 so that our disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believe our current existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We made significant changes to our internal controls prior to the Evaluation Date. We have applied the necessary corrective action and believe this weakness has been remediated. Based upon same, there were no further changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2006, the Company issued 1,200,000 shares to an investor for cash of $24,000 or $0.02 per share.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

August 18, 2006