Form 10KSB/A
period 2005-12-31
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2006-10-03
CIK 1271075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

Number of shares of the registrant’s common stock outstanding as of June 12, 2006 was: 53,480,000

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

Market

We will concentrate on the unserved masses that are overlooked and often ignored by the larger financial houses. Financial advisors, financial analysts, CPA’s, and financial services sales agents will be targeted with free access so they can introduce clients to the software. Money managers will be given demonstrations on the evaluation ability of the software in order to acquire evaluations contracts.

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

We intend to hold seminars throughout the country to educate the consumer on the product they are buying. Outside agents will arrange and conduct the seminars. The agents will make a scripted Power Point presentation, demonstrating the evaluation software and how to read the indicators. Direct mail and email advertising will be used as well. These forms of advertising offer free access and instructions on the use of the evaluation software’s various programs. We also intend to begin a weekly, interactive class for subscribers in case they have any questions they need clarified.

Web Plan Summary

Our website will have several different functions. It will be used as a marketing tool and it will allow subscribers to access the evaluation software. The site will also give subscribers opinions on strategies and historic data along with third party validation of the performance of our evaluation system. Paypal will be used to handle all internet subscriptions on the site. A weekly TimingWave instructional and interactive class will also be provided, along with a glossary and answers to FAQ’s.

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

ITEM 7.	FINANCIAL STATEMENTS

EFFECTIVE PROFITABLE SOFTWARE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005 (Restated)

PAGE	3

STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 CONSOLIDATED (Restated), FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2004 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2005 CONSOLIDATED

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2005 CONSOLIDATED (Restated)

PAGE	5

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005 CONSOLIDATED, FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2004 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2005 CONSOLIDATED

PAGES	6 - 10	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Effective Profitable Software, Inc. and Subsidiary

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Effective Profitable Software, Inc. and subsidiary (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2005 (Consolidated), the period from February 23, 2004 (inception) to December 31, 2004 and the period from February 23, 2004 (inception) to December 31, 2005 (Consolidated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $40,437, a stockholder’s deficiency of $34,232 and has a negative cash flow from operations of $73,459 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

May 25, 2006 (EXCEPT FOR NOTE 2 FOR WHICH THE DATE IS SEPTEMBER 27, 2006)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET (Restated)

AS OF DECEMBER 31, 2005

ASSETS
CURRENT ASSETS
Cash	$2,335
Total Current Assets	2,335

PROPERTY AND EQUIPMENT, NET	4,655

OTHER ASSETS
Deposits	750
Prepaid expense	800
Total Other Assets	1,550

TOTAL ASSETS	$8,540

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,187
Stockholder loans	34,585

TOTAL LIABILITIES	42,772

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 51,780,000 shares issued and outstanding	5,180
Additional paid in capital	121,153
Accumulated deficit during development stage	(161,565)
Total Stockholders’ Deficiency	(34,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$8,540

See accompanying notes to consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2005 (Consolidated)(Restated)	For the Period from February 23, 2004 (Inception) to December 31, 2004	For the Period from February 23, 2004 (Inception) to December 31, 2005 (Consolidated)(Restated)

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	42,475	109,466	151,941
Total Operating Expenses	42,475	109,466	151,941

LOSS FROM OPERATIONS	(42,475)	(109,466)	(151,941)

OTHER INCOME (EXPENSE)
Other income	-	31	31
Loss on disposal of assets	(6,893)	-	(6,893)
Interest expense	(2,116)	(646)	(2,762)
Total Other Income (Expense)	(9,009)	(615)	(9,624)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(51,484)	(110,081)	(161,565)

Provision for Income Taxes	-	-	-

NET LOSS	$(51,484)	$(110,081)	$(161,565)

Net loss per share - basic and diluted	-	-	-

Weighted average number of shares outstanding during the period - basic and diluted	51,197,808	45,603,685	48,620,384

See accompanying notes to consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for legal services ($0.10 per share)	500,000	50	9,950	-	10,000

Common stock issued for services ($0.10 per share)	2,500,000	250	49,750	-	50,000

Common stock issued for cash ($0.10 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution of interest on stockholder loans	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.10 per share)	500,000	50	9,950	-	10,000

Common stock issued for cash ($0.10 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	1,787	-	1,787

Common stock issued in reverse merger	500,000	50	(1,650)	-	(1,600)

Net loss, 2005	-	-	-	(51,484)	(51,484)

BALANCE, DECEMBER 31, 2005 (Consolidated)(Restated)	51,780,000	$5,180	$122,153	$(161,565)	(34,232)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Restated)

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Restated)

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Restated)

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Restated)

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

NOTE 2	RESTATEMENT OF FINANCIAL STATEMENTS

The financial statement for the year ended December 31, 2005 has been restated to adjust the number of post split shares issued in the reverse merger with EPS from 2,500,000 to 500,000 shares of common stock. The original number of shares issued to EPS was 100,000 shares of common stock or 500,000 shares post split. All equity numbers have been adjusted as well as the weighted average shares outstanding. The restatement has had no effect on the total shareholders deficit or the loss per share.

NOTE 3	RELATED PARTY TRANSACTIONS

The Company’s officers have loaned the Company working capital in the form of unsecured demand notes. At December 31, 2005 the Company owed $34,585. There are no terms on the note. The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Issuance of Common Stock to Founders

On February 23, 2004, the company issued 45,000,000 (9,000,000 pre-split) shares of common stock to the Company’s officers for services regarding the initial start up of the Company. The value of these shares was $900, or $.0001 per share.

(B) Stock Issued for Cash

During the period ended December 31, 2004, the Company undertook a private placement issuance, Regulation D Rule offering whereby 2,280,000 shares of common stock were issued for cash of $45,600, or $0.02 per share.

During the year ended December 31, 2005, the Company issued 500,000 shares to an investor for cash of $10,000, or $0.02 per share.

(C) Stock Issued in Reverse Merger

On May 10, 2005, Effective Profitable Software, Inc. exchanged 500,000 shares of common stock for all the outstanding shares of EPS.

(D) Stock Issued for Services

On April 1, 2004, the Company issued 500,000 shares of common stock for legal services. The value of these shares was $10, 000 or $0.02 per share.

9

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Restated)

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

NOTE 6	SUBSEQUENT EVENTS

Subsequent to December 31, 2005, 1,700,000 shares to two investors for cash of $44,000 ($0.02 per share).

10

ITEM 8A.	CONTROLS AND PROCEDURES

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Gary Moore	16,525,000 (2)	30.90%
Common Stock	Don Bratcher	15,000,000	28.05%
Common Stock	Dick Torti	15,000,000	28.05%

Officers and Directors As a Group (3)		46,525,000	87.00%

(1) The percent of class is based on 53,480,000 shares of common stock issued and outstanding as of June 12, 2006.

(2) Of these 16,525,000 shares, 15,000,000 shares are owned by Mr. Moore. The remaining 1,525,000 shares are owned by members of Mr. Moore’s immediate family. Mr. Moore disclaims beneficial ownership of such shares.

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

EFFECTIVE PROFITABLE SOLUTIONS, INC.

By:	/s/ Gary Moore
Gary Moore
Chief Executive Officer

Dated:	September 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary Moore Gary Moore	Director President Chief Executive Officer	September 28, 2006

/s/ Don Bratcher Don Bratcher	Chief Financial Officer and Director	September 28, 2006

/s/ Dick Torti Dick Torti	Vice President	September 28, 2006

13