Form 10QSB/A
period 2006-03-31
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2006-10-03
CIK 1271075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

AMENDMENT NO. 1 TO FORM 10-QSB

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 5, 2006: 53,480,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

EFFECTIVE PROFITABLE SOFTWARE, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)(Restated)

PAGE	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 (Restated) AND 2005, AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED) (Restated)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)(Restated)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 (UNAUDITED)(Restated)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2006 (Restated)

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$170
Prepaid expense	50
Total Current Assets	220

PROPERTY AND EQUIPMENT, NET	4,424

OTHER ASSETS
Deposits	750
Total Other Assets	750

TOTAL ASSETS	$5,394

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$295
Accounts payable and accrued expenses	10,307
Stockholder loans	28,852

TOTAL LIABILITIES	39,454

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 52,280,000 shares issued and outstanding	5,230
Additional paid in capital	132,788
Accumulated deficit during development stage	(172,078)
Total Stockholders’ Deficiency	(34,060)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,394

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2006 (Restated)	For the Three Months Ended March 31, 2005	For the Period from February 23, 2004 (Inception) to March 31, 2006(Restated)

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	9,685	16,675	168,805
Total Operating Expenses	9,685	16,675	168,805

LOSS FROM OPERATIONS	(9,685)	(16,675)	(168,805)

OTHER INCOME (EXPENSE)
Other income	-	-	30
Loss on disposal of assets	-	-	(6,893)
Interest expense	(828)	(471)	3,590
Total Other Income (Expense)	(828)	(471)	(3,273)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(10,513)	(17,146)	(172,078)

Provision for Income Taxes	-	-	-

NET LOSS	$(10,513)	$(17,146)	$(172,078)

Net loss per share - basic and diluted	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	52,246,667	50,718,889	48,973,203

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.00002 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for legal services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for services ($0.02 per share)	2,500,000	250	49,750	-	50,000

Common stock issued for cash ($0..02 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution of interest on stockholder loans	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for cash ($0.02 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	1,787	-	1,787

Common stock issued in reverse merger	500,000	50	(1,650)	-	(1,600)

Net loss, 2005	-	-	-	(51,484)	(51,484)

Balance, December 31, 2005 (Restated)	51,780,000	5,180	122,153	(161,565)	(34,232)

Stock issued for cash ($0.02 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	685	-	685

Net loss for the three months ended March 31, 2006	-	-	-	(10,513)	(10,513)

BALANCE, MARCH 31, 2006 (Restated)	52,280,000	$5,230	$132,788	$(172,078)	$(34,060)

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

(UNAUDITED)(restated)

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

(UNAUDITED)(restated)

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

(UNAUDITED)(restated)

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

(UNAUDITED)(restated)

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

NOTE 2	RESTATEMENT OF FINANCIAL STATEMENTS

The financial statement for the period ended March 31,2006 has been restated to adjust the number of post split shares issued in the reverse merger with EPS from 2,500,000 to 500,000 shares of common stock for the year ended December 31, 2005 The original number of shares issued to EPS was 100,000 shares of common stock or 500,000 shares post split. All equity numbers have been adjusted as well as the weighted average shares outstanding. The restatement has had no effect on the total shareholders deficit or the loss per share.

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

(UNAUDITED)(restated)

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

(UNAUDITED)(restated)

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

NOTE 6	SUBSEQUENT EVENT

During April 2006, the Company issued 1,200,000 shares to one investor for cash of $24,000 ($0.02 per share).

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

3

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

4

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

September 28, 2006