Form 10QSB/A
period 2006-06-30
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2006-10-03
CIK 1271075

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 18, 2006: 53,480,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED) ) (Restated)

PAGE	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 (Restated) AND 2005 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED) (Restated)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED) ) (Restated)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED) ) (Restated)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006

(UNAUDITED)) (Restated)

ASSETS

CURRENT ASSETS
Cash	$1,630
Prepaid expense	250
Total Current Assets	1,880

PROPERTY AND EQUIPMENT, NET	4,193

OTHER ASSETS
Deposits	750
Total Other Assets	750

TOTAL ASSETS	$6,823

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,587
Stockholder loans	22,104

TOTAL LIABILITIES	33,691

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 53,480,000 shares issued and outstanding	5,350
Additional paid in capital	156,561
Accumulated deficit during development stage	(188,779)
Total Stockholders’ Deficiency	(26,868)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,823

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2006 (Restated)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006 (Restated)	For the Six Months Ended June 30, 2005	For the Period from February 23, 2004 (Inception) to June 30, 2006 (Restated)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	16,675	12,766	26,360	28,404	178,301
Total Operating Expenses	16,675	12,766	26,360	28,404	178,301

LOSS FROM OPERATIONS	(16,675)	(12,766)	(26,360)	(28,404)	(178,301)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-	31
Loss on disposal of assets	-	-	-	-	(6,893)
Interest expense	(26)	(1,119)	(854)	(1,131)	(3,616)
Total Other (Income) Expense	(26)	(1,119)	(854)	(1,131)	(10,478)

LOSS BEFORE PROVISION FOR INCOME TAXES	(16,701)	(13,885)	(27,214)	(29,535)	(188,779)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(16,701)	$(13,885)	$(27,214)	$(29,535)	$(188,779)

Net Loss Per Share – Basic and Diluted	$-	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	53,440,440	52,165,870	52,846,851	51,454,033	49,451,632

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.00002 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for legal services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for services ($0.02 per share)	2,500,000	250	49,750	-	50,000

Common stock issued for cash ($0..02 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution of interest on stockholder loans	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for cash ($0.02 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	1,787	-	1,787

Common stock issued in reverse merger	500,000	250	(1,650)	-	(1,600)

Net loss, 2005	-	-	-	(51,484)	(51,484)

Balance, December 31, 2005 (Restated)	51,780,000	5,180	122,153	(161,565)	(34,232)

Stock issued for cash ($0.02 per share)	1,700,000	170	33,830	-	34,000

In-kind contribution of interest on stockholder loans	-	-	578	-	578

Net loss for the six months ended June 30, 2006	-	-	-	(27,214)	(27,214)

BALANCE, JUNE 30, 2006 (Restated)	53,480,000	$5,350	$156,561	$(188,779)	$(26,868)

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

(UNAUDITED) (Restated)

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

(UNAUDITED) (Restated)

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

(UNAUDITED) (Restated)

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

(UNAUDITED) (Restated)

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

The financial statement for the period ended June 30, 2006 has been restated to adjust the number of post split shares issued in the reverse merger with EPS from 2,500,000 to 500,000 shares of common stock for the year ended December 31, 2005. The original number of shares issued to EPS was 100,000 shares of common stock or 500,000 shares post split. All equity numbers have been adjusted as well as the weighted average shares outstanding. The restatement has had no effect on the total shareholders deficit or the loss per share.

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

(UNAUDITED) (Restated)

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

(UNAUDITED) (Restated)

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