Form 10QSB
period 2006-09-30
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2006-11-14
CIK 1271075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2006: 53,480,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION
Item 1.    Financial Information

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006 (UNAUDITED)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$9,927
Prepaid expenses	250
Total Current Assets	10,177

PROPERTY AND EQUIPMENT, NET	3,962

OTHER ASSETS
Deposits	750
Total Other Assets	750

TOTAL ASSETS	$14,889

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,679
Stockholder loans	42,710

TOTAL LIABILITIES	56,389

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 53,480,000 shares issued and outstanding	5,350
Additional paid in capital	156,813
Accumulated deficit during development stage	(203,663)
Total Stockholders’ Deficiency	(41,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$14,889

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Period from February 23, 2004 (Inception) To September 30, 2006

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	14,469	5,795	40,829	34,199	192,770
Total Operating Expenses	14,469	5,795	40,829	34,199	192,770

LOSS FROM OPERATIONS	(14,469)	(5,795)	(40,829)	(34,199)	(192,770)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-	31
Loss on disposal of assets	-	(3,306)	-	(3,306)	(6,893)
Interest expense	(415)	(851)	(1,269)	(1,982)	(4,031)
Total Other Income (Expense)	(415)	(4,157)	(1,269)	(5,288)	(10,813)

NET LOSS	$(14,884)	$(9,952)	$(42,098)	$(39,487)	$(203,663)

NET LOSS PER SHARE - BASIC AND DILUTED	$-	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	53,480,000	53,280,000	51,780,000	52,069,377	49,889,116

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2006
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.00002 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for legal services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for services ($0.02 per share)	2,500,000	250	49,750	-	50,000

Common stock issued for cash ($0..02 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution of interest on stockholder loans	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for cash ($0.02 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	1,787	-	1,787

Common stock issued in reverse merger	500,000	50	(1,650)	-	(1,600)

Net loss, 2005	-	-	-	(51,484)	(51,484)

Balance, December 31, 2005	51,780,000	5,180	122,153	(161,565)	(34,232)

Stock issued for cash ($0.02 per share)	1,700,000	170	33,830	-	34,000

In-kind contribution of interest on stockholder loans	-	-	830	-	830

Net loss for the nine months ended September 30, 2006	-	-	-	(42,098)	(42,098)

BALANCE, SEPTEMBER 30, 2006	53,480,000	$5,350	$156,813	$(203,663)	$(41,500)

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Period From February 23, 2004 (Inception) to September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,098)	$(39,487)	$(203,663)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	694	2,176	4,438
Loss on disposal of property and equipment	-	3,306	6,893
In-kind contribution of interest on stockholder loans	830	1,795	3,262
Stock issued for payment of services and expenses	-	10,000	70,000
Changes in operating assets and liabilities:
Deposits	-	-	(750)
Prepaid expenses	550	25,100	(250)
Accounts payable and accrued expenses	5,491	3,814	12,078
Net Cash Provided By (Used In) Operating Activities	(34,533)	6,704	(107,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	1,925	3,425
Purchase of property and equipment	-	-	(18,716)
Net Cash Provided By (Used In) Investing Activities	-	1,925	(15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable - related party	25,000	15,557	91,420
Repayment of loan payable - related party	(16,875)	(26,000)	(48,710)
Proceeds from issuance of common stock	34,000	-	90,500
Cash overdraft	-	270	-
Net Cash Provided By (Used In) Financing Activities	42,125	(10,173)	133,210

NET INCREASE (DECREASE) IN CASH	7,592	(1,544)	9,927

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,335	1,544	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,927	$-	$9,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$439	$187	$768

Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

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

(F) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

(G) Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the declining balance method over the estimated useful lives of the various classes of assets as follows:

Computers and equipment	5 years
Furniture and fixtures	7 years

Property and equipment at September 30, 2006 consisted of the following:

Office furniture and fixtures	$4,727
Computer equipment	1,247
Total property and equipment	5,974
Less: accumulated depreciation	2,012

Property and equipment, net	$3,962

Depreciation expense for the nine month periods ended September 30, 2006 and 2005 and for the period from February 23, 2004 (inception) to September 30, 2006 was $694, $2,176 and $4,436, respectively.

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
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

(I) Fair Value of Financial Instruments

The Company’s financial instruments include accounts payable and liabilities to shareholders. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

(J) Earnings Per Share

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of September 30, 2006 and 2005, the Company does not have any outstanding dilutive securities.

(K) Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts if those accounts are in excess of $100,000. As of September 30, 2006 there were no cash deposits in excess of the FDIC limit.

(L) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2       RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the period ended June 30, 2006 have been restated to adjust the number of post split shares issued in the reverse merger with EPS from 2,500,000 to 500,000 shares of common stock for the year ended December 31, 2005. The original number of shares issued to EPS was 100,000 shares of common stock or 500,000 shares post split. All equity numbers have been adjusted as well as the weighted average shares outstanding. The restatement has had no effect on the total shareholders deficit or the loss per share.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

 NOTE 3       RELATED PARTY TRANSACTIONS

The Company’s officers have loaned the Company working capital in the form of unsecured demand notes. At September 30, 2006 the Company owed $42,710. There are no terms on the note and the Company expects to retire these notes during the year 2007. The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

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
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

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

During the nine months ended September 30, 2006, $830 of in-kind contribution relating to imputed interest on related party loans was recorded.

NOTE 4       GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $46,212, a stockholder’s deficiency of $41,500 and has a negative cash flow from operations of $107,992 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Capital Resources and Liquidity.

Our unaudited balance sheet as of September 30, 2006 reflects assets of $10,177 consisting of cash of $9,927 and prepaid expense of $250. Total liabilities as of September 30, 2006 were $56,389 consisting of accounts payable of $13,679 and stockholder loans of $42,710.

As of September 30, 2006, we had cash of $9,927. Our general and administrative expenses are expected to average $5,000 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy more than one year of operations without receiving additional funds from our President or additional investors.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no revenue, a working capital deficiency of $46,212, a stockholder’s deficiency of $41,500 and a negative cash flow from operations of $107,992 from inception. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and Chief Financial Officer , we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on that evaluation, our principal executive officer and principal financial officer concluded that, a material weakness in our internal accounting controls existed prior to September 30, 2006 so that our disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believe our current existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We made significant changes to our internal controls prior to the Evaluation Date. We have applied the necessary corrective action and believe this weakness has been remediated. Based upon same, there were no further changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

* Incorporated by reference to our quarterly report for the period-ending September 30, 2005 filed on Form 10-QSB filed with the SEC on June 7, 2006 (File No. 000-50494).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EFFECTIVE PROFITABLE SOFTWARE, INC.

By: /s/Gary Moore
Gary Moore
President,
Chief Executive Officer

November 13, 2006