Form 10KSB
period 2006-12-31
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2007-03-27
CIK 1271075

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes ☒ No ☐

Revenues for year ended December 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2006 was: $0

Number of shares of the registrant’s common stock outstanding as of March 23, 2007 was: 53,480,000

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

Holders

As of March 20, 2007, there are approximately 39 holders of our common stock.

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

Equity Compensation Plan Information

The following table sets forth certain information as of March 20, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

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
.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the operations:

Initially we plan to prepare and execute a marketing plan to develop our subscription base. The majority of our member base will be obtained from two sources: search engine results and links placed in online market timing directories via link exchange programs. Link exchange means placing your website address on another website for advertising. You can opt to pay on a “per-click” basis or by allowing the other website to advertise on your website.

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

Once the trading system (Timingwave) is built on Trade Station and E-signal, which we expect to be completed in 3 to 5 months, a free 30-day trial will be offered to all existing platform subscribers for both signal and trade station clients, which total 540,000 clients. We expect the cost to build the Timingwave on Trade Station and Signal to be $25,000 to $40,000. Once we achieve our goal of 1,000 subscribers, we should have the funds the advertise and hire salesmen to solicit enough funds to reach our next goal of 10,000 additional subscribers. Our ultimate goal is $100,000,000 in managed money for clients using the Timingwave signals.

Tutorials to use the indicators will be provided on the website. Those satisfied with the indicators may subscribe online. Links will be provided to trade platforms to allow the subscribers to access the Timingwave signals. Certified Fund managers will solicit clients on the website and by seminars and direct contact with Money managers and wealthy individuals, with a performance incentive of 20% profit per quarter. Advertising will be done on the internet through Google, and in print ads that will refer potential customers to our website for detailed explanations of fees and historical results. We anticipate acquiring 1000 subscribers from the free trial period. In the first quarter of 2007, we intend to charge a subscription fee of $300 per quarter for our services. We intend to inform our existing customers when they subscribe that this is an initial offer and prices will increase. Income from initial subscribers will provide funds for advertising for additional subscribers and salesmen to be hired to contact wealthy individuals and money managers to solicit funds and subscriptions. A model Portfolio of $100,000 will be created and results will be posted daily. Our current hypothetical portfolio is up 55%.

We do not have enough cash to satisfy our minimum cash requirements for the next twelve months. We require additional funds to increase marketing, to expand operations, and for further development of our website. Gary Moore, our President, has verbally agreed to provide us with the funds that we need until we start producing revenue or can acquire funds from other sources. No significant purchases of equipment are anticipated; however, a substantial surge in traffic and/ or membership could necessitate the purchase of additional servers.

As reflected in the accompanying financial statements, we are in the development stage and have not yet commenced operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

EPS, Inc. continues to record real time trades in order to give a history of the software’s performance. The industry standard is a minimum of one year’s results. We have now 9 months of data. Rosenthal & Collins, our only client, is independently testing the system. We are working on building it’s software on the trade station platform which will enable us to offer it to over 500,000 subscriber. We do not have a target date for this completion. However once this is completed we intend to commence a print and internet based marketing program.

Capital Resources and Liquidity.

Our audited balance sheet as of December 31, 2006 reflects assets of $5,961, consisting of cash of $1,230, property and equipment of $3,731, deposits of $750, and prepaid expenses of $250. Total liabilities as of December 31, 2006 were $59,548, consisting of accounts payable of $18,951 and stockholder loans of $40,597.

As of December 31, 2005, we had cash of $2,335, property and equipment of $4,655, deposits of $750, and pre-paid expenses of $800. Total liabilities as of December 31, 2005 were $42,772 consisting of accounts payable of $8,187 and stockholder loans of $34,585.

As of December 31, 2006, we had $1,230 in cash. Our general and administrative expenses are expected to average $5,000 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy one month of operations without receiving additional funds from our President or additional investors

Going Concern Consideration

The report of our independent registered public accounting firm on our December 31, 2006 audited financial statements contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. As reflected in the accompanying audited financial statements, we are in the development stage. We have no operations and have had recurring losses since inception and an accumulated deficit of $(272,168)Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as agoing concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Critical Accounting Pronouncements

Our significant accounting policies are summarized in Note 1 of our financial statements.

We have adopted the following accounting standards. While all of these significant accounting policies impact our financial condition, our views of these policies are critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report:

We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

We recognize revenue as earned on a click through basis. As the traffic moves through the websites per click, the contract amount is recognized as revenue. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result.

We have adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch have been expensed as research and development expenses.

Recent Accounting Pronouncements

        In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005.

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Events Subsequent to Fiscal Year End December 31, 2006

None.

 ITEM 7. FINANCIAL STATEMENTS

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-6 - F-11	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Effective Profitable Software, Inc. and Subsidiary
(A Development Stage Company)

We have audited the accompanying balance sheet of Effective Profitable Software, Inc. and subsidiary (a development stage company) as of December 31, 2006 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005 and for the period from February 23, 2004 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Effective Profitable Software, Inc. and subsidiary (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from February 23, 2004 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $58,068, a stockholder’s deficiency of $53,587 and has a negative cash flow from operations of $114,576 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 16, 2007

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006

ASSETS
CURRENT ASSETS
Cash	$1,230
Prepaid expenses	250
Total Current Assets	1,480

PROPERTY AND EQUIPMENT, NET	3,731

OTHER ASSETS
Deposits	750
Total Other Assets	750

TOTAL ASSETS	$5,961

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,951
Stockholder loans	40,597

TOTAL LIABILITIES	59,548

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 53,480,000 shares issued and outstanding	5,350
Additional paid in capital	213,231
Accumulated deficit during development stage	(272,168)
Total Stockholders’ Deficiency	(53,587)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,961

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005 (Restated)	For the Period from February 23, 2004 (Inception) to December 31, 2006

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional Fees	27,788	16,000	51,869
Rent Expense	3,000	8,850	17,250
In-Kind Contribution of officers compensation	54,500	-	54,500
General and administrative	23,480	17,625	137,090
Total Operating Expenses	108,768	42,475	260,709

LOSS FROM OPERATIONS	(108,768)	(42,475)	(260,709)

OTHER INCOME (EXPENSE)
Other income	-	-	31
Loss on disposal of assets	-	(6,893)	(6,893)
Interest expense	(1,835)	(2,116)	(4,597)
Total Other Income (Expense)	(1,835)	(9,009)	(11,459)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(110,603)	(51,484)	(272,168)

Provision for Income Taxes	-	-	-

NET LOSS	$(110,603)	$(51,484)	$(272,168)

Net loss per share - basic and diluted	(0.002)	(0.001)	(0.005)

Weighted average number of shares outstanding during the period - basic and diluted	53,166,027	51,197,808	50,206,161

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2006

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for legal services ($0.10 per share)	500,000	50	9,950	-	10,000

Common stock issued for services ($0.10 per share)	2,500,000	250	49,750	-	50,000

Common stock issued for cash ($0.10 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution of interest on stockholder loans	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.10 per share)	500,000	50	9,950	-	10,000

Common stock issued for cash ($0.10 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	1,787	-	1,787

Common stock issued in reverse merger	500,000	50	(1,650)	-	(1,600)

Net loss, 2005	-	-	-	(51,484)	(51,484)

Balance, December 31, 2005 (Restated)	51,780,000	5,180	122,153	(161,565)	(34,232)

Stock issued for cash ($0.02 per share)	1,700,000	170	33,830	-	34,000

In-kind contribution of interest on stockholder loans	-	-	1,248	-	1,248

In-kind contribution of compensation	-	-	54,500	-	54,500

In-kind contribution of automobile allowance	-	-	1,500	-	1,500

Net loss, 2006	-	-	-	(110,603)	(110,603)

BALANCE, DECEMBER 31, 2006	53,480,000	5,350	213,231	(272,168)	(53,587)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period from February 23, 2004 (Inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,603)	$(51,484)	$(272,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	924	2,407	4,667
Loss on disposal of property and equipment	-	6,893	6,893
In-kind contribution of interest on stockholder loans	1,248	1,787	3,681
In-kind contribution of officers compensation	54,500		54,500
In-kind contribution of automobile allowance	1,500		1,500
Stock issued for payment of services and expenses	-	10,000	70,000
Changes in operating assets and liabilities:
Deposits	-	650	(750)
Prepaid expenses	550	25,200	(250)
Accounts payable and accrued expenses	10,764	5,728	17,351
Net Cash Provided By (Used In) Operating Activities	(41,117)	1,181	(114,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	-	3,425	3,425
Purchase of property and equipment	-	-	(18,716)
Net Cash Provided By (Used In) Investing Activities	-	3,425	(15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable - related party	25,000	18,020	91,420
Repayment of loan payable - related party	(18,988)	(31,835)	(50,823)
Proceeds from issuance of common stock	34,000	10,000	90,500
Net Cash Provided By (Used In) Financing Activities	40,012	(3,815)	131,097

NET INCREASE IN CASH	(1,105)	791	1,230

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,335	1,544	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,230	2,335	1,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for taxes	$-	$-	$-

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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
AS OF DECEMBER 31, 2006

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

Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the various classes of assets as follows:

Computers and equipment	5 years
Furniture and fixtures	7 years

Property and equipment at December 31, 2006 consisted of the following:

Office furniture and fixtures	$4,727
Computer equipment	1,247
Total Property	5,974
Less: Accumulated depreciation	2,243
Property and equipment, net	$3,731

Depreciation expense for the years ended December 31, 2006 and 2005 and for the period from February 23, 2004 (inception) to December 31, 2006 was $924, $2,407 and $4,667, respectively.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2006, the Company has a net operating loss carryforward of approximately $272,168 available to offset future taxable income through 2026. The valuation allowance at December 31, 2006 was $93,898. The net change in the valuation allowance for the period ended December 31, 2006 was an increase of $39,158.

(H) Advertising

The Company expenses advertising costs as incurred. The Company incurred advertising expenses of approximately $678, $50 and $1,354 for the years ended December 31, 2006 and 2005, and for the period from February 23, 2004 (inception) to December 31, 2006, respectively.

(I) Fair Value of Financial Instruments

The Company’s financial instruments include accounts payable and liabilities to shareholders. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

(J) Earnings Per Share

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of December 31, 2006 and 2005, the company does not have any outstanding dilutive securities.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(K) Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts if those accounts are in excess of $100,000. As at December 31, 2006 there were no cash deposits in excess of the FDIC limit.

(L) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

 NOTE 2         RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2005 have been restated to adjust the number of post split shares issued in the reverse merger with EPS from 2,500,000 to 500,000 shares of common stock for the year ended December 31, 2005. The original number of shares issued to EPS was 100,000 shares of common stock or 500,000 shares post split. All equity numbers have been adjusted as well as the weighted average shares outstanding. The restatement has had no effect on the total shareholders deficit or the loss per share.

NOTE 3         RELATED PARTY TRANSACTIONS

The Company’s officers have loaned the Company working capital in the form of unsecured demand notes. At December 31, 2006 the Company owed $40,597. There are no terms on the note and the Company expects to retire these notes during the year 2007. The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

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
AS OF DECEMBER 31, 2006

(B) Stock Issued for Cash

During the period ended December 31, 2004, the Company undertook a private placement issuance, Regulation D Rule offering whereby 2,280,000 shares of common stock were issued for cash of $45,600, or $0.02 per share.

During the year ended December 31, 2005, the Company issued 500,000 shares to an investor for cash of $10,000, or $0.02 per share.

During the year ended December 31, 2006, the Company issued 1,700,000 shares to two investors for cash of $34,000, or $0.02 per share.

(C) Stock Issued in Reverse Merger

On May 10, 2005, Effective Profitable Software, Inc. exchanged 500,000 shares of common stock for all the outstanding shares of EPS (See Note 2).

(D) Stock Issued for Services

During the year ended December 31, 2004, the Company issued 500,000 shares of common stock for legal services. The value of these shares was $10,000 or $0.02 per share.

During the year ended December 31, 2004, the Company issued 2,500,000 shares of common stock for services. The value of these shares was $50,000, or $0.02 per share.

During the year ended December 31, 2005, the Company issued 500,000 shares of common stock for services. The value of these shares was $10,000, or $0.02 per share.

(E) In-Kind Contribution

During the period ended December 31, 2004, $646 of in-kind contributions relating to imputed interest on related party loans was recorded.

During the year ended December 31, 2005, $1,787 of in-kind contributions relating to imputed interest on related party loans was recorded.

During the year ended December 31, 2006, $1,248 of in-kind contributions relating to imputed interest on related party loans was recorded.

During the year ended December 31, 2006, $54,500 of in-kind contributions relating to compensation of officers was recorded.

During the year ended December 31, 2006, $1,500 of in-kind contributions relating to automobile allowance was recorded.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(F) Stock Split

On May 20, 2005, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company as of May 10, 2005. Per share weighted average share amounts have been retroactively restated in the accompanying audited financial statements and related notes to reflect this stock split.

NOTE 5         RECLASSIFICATION OF PRIOR YEAR BALANCES

Certain 2005 balances have been reclassified in order to be comparative to 2006 classifications.

NOTE 6         GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $58,068, a stockholder’s deficiency of $53,587 and has a negative cash flow from operations of $114,576 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7          SUBSEQUENT EVENT

On February 2, 2007 the company received a loan from a related party stockholder of $20,000. This loan is unsecured, is non-interest bearing and is due upon demand.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 20, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Date Appointed

Gary Moore	53	President; Chief Executive Officer; Director	September 8, 2004
Don Bratcher	55	Vice President; Chief Financial Officer; Director	September 8, 2004
Dick Torti	53	Vice President	October 15, 2004

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Gary Moore, President, Chief	2006	$0	0	0	0	0	0	0	$0
Executive Officer,	2005	$0	0	0	0	0	0	0	$0
Don Bratcher	2006	$0	0	0	0	0	0	0	$0
Chief Financial Officer, Vice President, Director	2005	$0	0	0	0	0	0	0	$0
Dick Torti	2006	$0	0	0	0	0	0	0	$0
Vice President	2005	$0	0	0	0	0	0	0	$0

Outstanding Equity Awards at Fiscal Year-End Table. None.

Employment Agreements

Employment and Consulting Agreements

We do have any employment or consulting agreements.

Compensation of Directors

For the fiscal year ended December 31, 2006, we did not compensate our directors for their services.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of March 20, 2007 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Gary Moore	16,525,000 (2)	30.90%
Common Stock	Don Bratcher	15,000,000	28.05%
Common Stock	Dick Torti	15,000,000	28.05%

Officers and Directors As a Group		46,525,000	87.00%

(1) The percent of class is based on 53,480,000 shares of common stock issued and outstanding as of March 20, 2007.

(2) Of these 16,525,000 shares, 15,000,000 shares are owned by Mr. Moore. The remaining 1,525,000 shares are owned by members of Mr. Moore’s immediate family. Mr. Moore disclaims beneficial ownership of such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K and Form 8-K/A
(b)	Exhibits

Exhibit No.	Title of Document	Location

3.1.1	Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation	Incorporated by reference to our Form 10-SB filed with the SEC on December 4, 2003.

3.2	Bylaws	Incorporated by reference to our Form 10-SB filed with the SEC on December 4, 2003.

14	Code of Ethics	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-12(a) of the Securities and Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2006, we were billed approximately $22,219 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2005, we were billed approximately $7,000 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For the Company’s fiscal year ended December 31, 2006 and December 31, 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006 and December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EFFECTIVE PROFITABLE SOFTWARE, INC.

By:	/s/ Gary Moore
Gary Moore
Chief Executive Officer

Dated:	March 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary Moore Gary Moore	Director President Chief Executive Officer	March 23, 2007

/s/ Don Bratcher Don Bratcher	Chief Financial Officer and Director	March 23, 2007

/s/ Dick Torti Dick Torti	Vice President	March 23, 2007