Form 10QSB
period 2007-03-31
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2007-05-21
CIK 1271075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 21, 2007: 53,580,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.    Financial Information

EFFECTIVE PROFITABLE SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2007 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006, AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	3-4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006, AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	6 - 9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (UNAUDITED)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$4,165
Total Current Assets	4,165

PROPERTY AND EQUIPMENT, NET	3,499

OTHER ASSETS
Deposits	750
Total Other Assets	750

TOTAL ASSETS	$8,414

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,036
Stockholder loans	56,418

TOTAL LIABILITIES	73,454

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 53,480,000 shares issued and outstanding	5,350
Additional paid in capital	213,717
Accumulated deficit during development stage	(284,107)
Total Stockholders’ Deficiency	(65,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$8,414

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Period from February 23, 2004 (Inception) to March 31, 2007

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	11,317	9,685	272,026
Total Operating Expenses	11,317	9,685	272,026

LOSS FROM OPERATIONS	(11,317)	(9,685)	(272,026)

OTHER INCOME (EXPENSE)
Other income	-	-	30
Loss on disposal of assets	-	-	(6,893)
Interest expense	(622)	(828)	(5,218)
Total Other Income (Expense)	(622)	(828)	(12,081)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(11,939)	(10,513)	(284,107)

Provision for Income Taxes	-	-	-

NET LOSS	$(11,939)	$(10,513)	$(284,107)

Net loss per share - basic and diluted	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	53,480,000	52,246,667	50,466,449

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2007
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

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2007
(UNAUDITED)

In-kind contribution of compensation			54,500		54,500

In -kind contribution of automobile allowance			1,500		1,500

Net loss, 2006	-	-	-	(110,603)	(110,603)

BALANCE, December 31, 2006	53,480,000	5,350	213,231	(272,168)	(53,587)

In-kind contribution of interest of stockholder loans			486		486

Net loss for the three months ended March 31, 2007	-	-	-	(11,939)	(11,939)

BALANCE, March 31, 2007	53,480,000	$5,350	$213,717	$(284,107)	$(65,040)

See accompanying notes to condensed consolidated financial statements.

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Period from February 23, 2004 (Inception) to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,939)	$(10,513)	$(284,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	232	231	4,899
Loss on disposal of property and equipment	-	-	6,893
In-kind contribution of interest on stockholder loans	486	685	60,167
Stock issued for payment of services and expenses	-		70,000
In-kind contribution of officers compensation
In-kind contribution of automobile allowance
Changes in operating assets and liabilities:
Deposits	-	-	(750)
Prepaid expenses	250	750
Accounts payable and accrued expenses	(2,915)	2,120	15,436
Net Cash Provided By (Used In) Operating Activities	(12,886)	(6,727)	(127,462))

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	-	-	3,425
Purchase of property and equipment	-	-	(18,716)
Net Cash Provided By (Used In) Investing Activities	-	-	(15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft		295
Proceeds from issuance of loan payable - related party	20,000		111,420
Repayment of loan payable - related party	(4,179)	(5,733)	(55,002)
Proceeds from issuance of common stock	-	10,000	90,500
Net Cash Provided By (Used In) Financing Activities	15,821	4,562)	146,918

NET INCREASE (DECREASE) IN CASH	2,935	(2,165)	4,165

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,230	2,335	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,165	$170	$4,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$136	$143	$1,052

Cash paid during the period for taxes	$-	$-	$-

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

(C) Principles of Consolidation

The 2007 and 2006 financial statements include the accounts of Effective Profitable Software, Inc. and its wholly-owned subsidiary EPS, Inc.

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

(I) Earnings Per Share

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of March 31, 2007 and 2006, the Company does not have any outstanding dilutive securities.

(J) Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts if those accounts are in excess of $100,000. As at March 31, 2007 there were no cash deposits in excess of the FDIC limit.

(K) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2         RELATED PARTY TRANSACTIONS

The Company’s officers have loaned the Company working capital in the form of unsecured demand notes. At March 31, 2007 the Company owed $56,418. There are no terms on the note and the Company expects to retire these notes during the year 2007. The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

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

During the year ended December 31, 2005 the company issued 1,700,000 shares to two investors for cash of $34,000, or $0.02 per share.

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

During the year ended December 31, 2006, $1,248 of in kind contributions relating to imputed interest on related party loans was recorded.

During the year ended December 31, 2006, $54,500 of in-kind contributions relating to compensation of officers was recorded.

During the year ended December 31, 2006, $1,500 of in-kind contributions relating to automobile allowance was recorded.

During the three months ended March 31, 2007, $486 of in-kind contribution relating to imputed interest on related party loans was recorded.

(F) Stock Split
On May 20, 2005, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company as of May 10, 2005. Per share weighted average share amounts have been retroactively restated in the accompanying audited financial statements and related notes to reflect this split

NOTE 4         GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $69,289, a stockholder’s deficiency of $65,040 and has a negative cash flow from operations of $127,462 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5         SUBSEQUENT EVENT

During May 2007, the Company sold 100,000 shares of common stock for cash of $10,000 ($0.10 per share).

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
_______________________________________

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

We anticipate that within thirty to sixty days, a comprehensive marketing plan will be developed. We expect to spend approximately $5,000 on marketing in the areas of Keyword Advertising and Sponsored Links through Google, FindWhat, and other similar targeted keyword programs. Another area that we will vigorously pursue as part of our marketing and branding program is search engine placement. By continuing to work to optimize the site, and by increasing the number of links to the site, we feel we can receive better search results and search engine saturation, which in turn directs more traffic to the website. In addition to our internet based effort we intend to advertise in national papers. We anticipate additional subscriptions from word of mouth.

Once the trading system (Timingwave) is built on Trade Station and E-signal, which we expect to be completed in 3 to 5 months, a free 30-day trial will be offered to all existing platform subscribers for both signal and trade station clients, which total 540,000 clients. We expect the cost to build the Timingwave on Trade Station and Signal to be $25,000 to $40,000. Once we achieve our goal of 1,000 subscribers, we should have the funds to advertise and hire salesmen to solicit enough funds to reach our next goal of 10,000 additional subscribers. Our ultimate goal is $100,000,000 in managed money for clients using the Timingwave signals.

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

We do not have enough cash to satisfy our minimum cash requirements for the next twelve months. We require additional funds to increase marketing, to expand operations, and for further development of our website. Gary Moore, our President, has agreed to provide us with the funds that we need until we start producing revenue or can acquire funds from other sources. No significant purchases of equipment are anticipated; however, a substantial surge in traffic and/ or membership could necessitate the purchase of additional servers.

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

EPS, Inc. continues to record real time trades in order to give a history of the software’s performance. The industry standard is a minimum of one year’s results. We have now 9 months of data. Rosenthal & Collins, our only client, is independently testing the system. We are working on building its software on the trade station platform which will enable us to offer it to over 500,000 subscriber. We do not have a target date for this completion. However once this is completed we intend to commence a print and internet based marketing program.

___________________________________________

Capital Resources and Liquidity

Our audited balance sheet as of March 31, 2007 reflects assets of $8,414, consisting of cash of $4,165, property and equipment of $3,499 and deposits of $750. Total liabilities as of March 31, 2007 were $73,454, consisting of accounts payable of $17,036 and stockholder loans of $56,418.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Recent Financial Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,  an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no revenue, a working capital deficiency of $69,289, a stockholder’s deficiency of $65,040 and a negative cash flow from operations of $127,462 from inception. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and Chief Financial Officer , we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on that evaluation, our principal executive officer and principal financial officer concluded that, a material weakness in our internal accounting controls existed prior to March 31, 2007 so that our disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believe our current existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We made significant changes to our internal controls prior to the Evaluation Date. We have applied the necessary corrective action and believe this weakness has been remediated. Based upon same, there were no further changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

May 21, 2007