Form 10QSB
period 2007-06-30
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2007-08-20
CIK 1271075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 20, 2007: 53,980,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.    Financial Information

EFFECTIVE PROFITABLE SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2007 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006, AND FOR THE PERIODS FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGE	3-4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006, AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGES	6 - 11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (UNAUDITED)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSEDCONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$1,507
Total Current Assets	1,507

PROPERTY AND EQUIPMENT, NET	3,268

OTHER ASSETS
Deposits	750
Total Other Assets	750

TOTAL ASSETS	$5,525

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,404
Stockholder loans	52,634

TOTAL LIABILITIES	74,038

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 53,980,000 shares issued and outstanding	5,400
Additional paid in capital	251,460
Accumulated deficit during development stage	(325,373)
Total Stockholders’ Deficiency	(68,513)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,525

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006 (Restated)	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006 (Restated)	For the Period from February 23, 2004 (Inception) to June 30, 2007

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
In-Kind contribution of Officer’s Salary	27,250	-	27,250	-	81,750
Professional Fees	3,404	-	9,980	-	61,849
General and administrative	9,902	16,675	14,643	26,360	168,983
Total Operating Expenses	40,556	16,675	51,873	26,360	312,582

LOSS FROM OPERATIONS	(40,556)	(16,675)	(51,873)	(26,360)	(312,582)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-	(30)
Loss on disposal of assets	-	-	-	-	6,893
Interest expense	710	26	1,332	854	5,928
Total Other (Income) Expense	710	26	1,332	854	12,791

LOSS BEFORE PROVISION FOR INCOME TAXES	(41,266)	(16,701)	(53,205)	(27,214)	(325,373)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(41,266)	$(16,701)	(53,205)	(27,214)	(325,373)

Net Loss Per Share – Basic and Diluted	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	53,804,176	53,440,440	53,642,983	52,846,851

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2007
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.00002 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for legal services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for services ($0.02 per share)	2,500,000	250	49,750	-	50,000

Common stock issued for cash ($0..02 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution of interest on stockholder loans	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for cash ($0.02 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	1,787	-	1,787

Common stock issued in reverse merger	500,000	50	(1,650)	-	(1,600)

Net loss, 2005	-	-	-	(51,484)	(51,484)

Balance, December 31, 2005 (restated)	51,780,000	5,180	122,153	(161,565)	(34,232)

Stock issued for cash ($0.02 per share)	1,700,000	170	33,830	-	34,000

In-kind contribution of interest on stockholder loans	-	-	1,248	-	1,248

In-kind contribution of compensation	-	-	54,500	-	54,500

In –kind contribution of automobile allowance	-	-	1,500	-	1,500

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2007
(UNAUDITED)

Net loss, 2006	-	-	-	(110,603)	(110,603)

BALANCE, December 31, 2006	53,480,000	5,350	213,231	(272,168)	(53,587)

Stock Issued for cash ($0.02 per share)	500,000	50	9,950	-	10,000

In-kind contribution of compensation	-	-	27,250	-	27,250

In-kind contribution of interest of stockholder loans	-	-	1,029	-	1,029

Net loss for the six months ended June 30, 2007	-	-	-	(53,205)	(53,205)

BALANCE, June 30, 2007	53,980,000	$5,400	$251,460	$(325,373)	$(68,513)

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2007	For the Six Months June 30, 2006	For the Period from February 23, 2004 (Inception) to June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,205)	$(27,214)	$(325,373)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-Kind Compensation	27,250	-	81,750
Depreciation	463	462	5,130
Loss on disposal of property and equipment	-	-	6,893
In-kind contribution of expenses	1,029	578	6,210
Stock issued for payment of services and expenses	-		70,000
Changes in operating assets and liabilities:
Deposits	-	-	(750)
Prepaid expenses	250	550
Accounts payable and accrued expenses	2,452	3,400	19,803
Net Cash Provided By (Used In) Operating Activities	(21,761)	(22,224)	(136,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	-	-	3,425
Purchase of property and equipment	-	-	(18,716)
Net Cash Provided By (Used In) Investing Activities	-	-	(15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable – related party	20,000	-	111,420
Repayment of loan payable – related party	(7,962)	(12,481)	(58,785)
Proceeds from issuance of common stock	10,000	34,000	100,500
Net Cash Provided By (Used In) Financing Activities	22,038	21,519	153,135

NET INCREASE (DECREASE) IN CASH	277	(705)	1,507

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,230	2,335	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,507	$1,630	$1,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$62	$276	$1,114

Cash paid during the period for taxes	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
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
AS OF JUNE 30, 2007
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
AS OF JUNE 30, 2007
(UNAUDITED)

(H) Fair Value of Financial Instruments

The Company’s financial instruments include accounts payable and liabilities to shareholders.  The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

(I) Earnings Per Share

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”.  Diluted EPS reflects the potential dilution of securities that could share in the earnings.  As of June 30, 2007 and 2006, the Company does not have any outstanding dilutive securities.

 (J) Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts if those accounts are in excess of $100,000.  As at June 30, 2007 there were no cash deposits in excess of the FDIC limit.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

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

The Company’s officers have loaned the Company working capital in the form of unsecured demand notes.  At June 30, 2007 the Company owed $52,634.  There are no terms on the note and the Company expects to retire these notes during the year 2007.  The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

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

During the three months ended March 31, 2006, the Company issued 500,000 shares to an investor for cash of $10,000 or $0.02 per share..

During April 2006, the Company issued 1,200,000 shares to one investor for cash of $24,000 ($0.02 per share).

During May 2007, the Company issued 500,000 shares to one investor for cash of $10,000 ($0.02 per share).

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

(C) Stock Issued in Reverse Merger

On May 10, 2005, Effective Profitable Software, Inc. exchanged 500,000 shares of common stock for all the outstanding shares of EPS.

(D) Stock Issued for Services

On April 1, 2004, the Company issued 500,000 shares of common stock for legal services.  The value of these shares was $10, 000 or $0.02 per share.

During 2004, the Company issued 2,500,000 shares of common stock for services.  The value of these shares was $50,000, or $0.02 per share.

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

During the six months ended June 30, 2007, $1,029 of in-kind contribution relating to imputed interest on related party loans was recorded.

During the six months ended June 30, 2007, $27,250 of in-kind contributions relating to compensation of officers was recorded.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $72,531, a stockholder’s deficiency of $68,513 and has a negative cash flow from operations of $136,337 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

.

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

On August 10, 2007, the Company earned $3,901, or 10% of the profit realized from trades executed on a $500,000 model portfolio.  The model portfolio is based on software developed by the Company.
___________________________________________

Capital Resources and Liquidity

Our audited balance sheet as of June 30, 2007 reflects assets of $5,525, consisting of cash of $1,507, property and equipment of $3,268 and deposits of $750. Total liabilities as of June 30, 2007 were $74,038, consisting of accounts payable of $21,404 and stockholder loans of $52,634.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no revenue, a working capital deficiency of $5,525, a stockholder’s deficiency of $68,513 and a negative cash flow from operations of $136,337 from inception. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3.      Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and Chief Financial Officer , we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on that evaluation, our principal executive officer and principal financial officer concluded that, a material weakness in our internal accounting controls existed prior to June 30, 2007 so that our disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believe our current existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2007, the Company issued 500,000 shares of common stock, at a price per share of $0.02, to Bob Eubanks for $10,000 cash.  Our securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. The above listed party were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the above listed party had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares and the shares underlying the warrants would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

August 20, 2007