Form 10QSB
period 2007-09-30
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2007-11-19
CIK 1271075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2007: 53,980,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	1
Item 1. Financial Information	1-10
Item 2. Management’s Discussion and Analysis or Plan of Operation	11
Item 3. Controls and Procedures	14

PART II -OTHER INFORMATION	15
Item 1. Legal Proceedings.	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3. Defaults Upon Senior Securities.	15
Item 4. Submission of Matters to a Vote of Security Holders.	15
Item 5. Other Information.	15
Item 6. Exhibits and Reports of Form 8-K.	15

SIGNATURES	15

PART I - FINANCIAL INFORMATION

Item 1.    Financial Information

EFFECTIVE PROFITABLE SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006, AND FOR THE PERIODS FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006, AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (UNAUDITED)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSEDCONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$825

Total Current Assets	825
PROPERTY AND EQUIPMENT, NET	3,037

OTHER ASSETS
Deposits	750
Total Other Assets	750

TOTAL ASSETS	$4,612

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$33,777
Stockholder loans	54,215

TOTAL LIABILITIES	87,992

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 53,980,000 shares issued and outstanding	5,400
Additional paid in capital	265,636
Accumulated deficit during development stage	(354,416)
Total Stockholders’ Deficiency	(83,380)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,612

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006 (Restated)	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006 (Restated)	For the Period from February 23, 2004 (Inception) to September 30, 2007

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES In-Kind contribution of Officer’s Salary Professional Fees	13,625 12,465	7,854	40,875 22,445	21,755	95,375 74,314
General and administrative	6,118	6,615	20,761	19,074	175,101
Total Operating Expenses	32,208	14,469	84,081	40,829	344,790

LOSS FROM OPERATIONS	(32,208)	(14,469)	(84,081)	(40,829)	(344,790)

OTHER INCOME (EXPENSE)
Other income	3,901	-	3,901	-	3,931
Loss on disposal of assets	-	-	-	-	(6,893)
Interest expense	(736)	(415)	(2,068)	(1,269)	(6,664)
Total Other (Income) Expense	3,165	(415)	1,833	(1,269)	(9,626)

LOSS BEFORE PROVISION FOR INCOME TAXES	(29,043)	(14,884)	(82,248)	(42,098)	(354,416)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(29,043)	$(14,884)	(82,248)	(42,098)	(354,416)

Net Loss Per Share – Basic and Diluted	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	53,980,000	53,480,000	53,756,557	51,780,000

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2007
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.00002 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for legal services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for services ($0.02 per share)	2,500,000	250	49,750	-	50,000

Common stock issued for cash ($0..02 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution of interest on stockholder loans	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.02 per share)	500,000	50	9,950	-	10,000

Common stock issued for cash ($0.02 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	1,787	-	1,787

Common stock issued in reverse merger	500,000	50	(1,650)	-	(1,600)

Net loss, 2005	-	-	-	(51,484)	(51,484)

Balance, December 31, 2005 (restated)	51,780,000	5,180	122,153	(161,565)	(34,232)

Stock issued for cash ($0.02 per share)	1,700,000	170	33,830	-	34,000

In-kind contribution of interest on stockholder loans	-	-	1,248	-	1,248

In-kind contribution of compensation	-	-	54,500	-	54,500

In –kind contribution of automobile allowance	-	-	1,500	-	1,500

Net loss, 2006	-	-	-	(110,603)	(110,603)

BALANCE, December 31, 2006	53,480,000	5,350	213,231	(272,168)	(53,587)

Stock Issued for cash ($0.02 per share)	500,000	50	9,950	-	10,000

In-kind contribution of compensation	-	-	40,875	-	40,875

In-kind contribution of interest of stockholder loans	-	-	1,580	-	1,580

Net loss for the nine months ended September 30, 2007	-	-	-	(82,248)	(82,248)

BALANCE, September 30, 2007	53,980,000	$5,400	$265,636	$354,416	$(83,380)

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2007	For the Nine Months September 30, 2006	For the Period from February 23, 2004 (Inception) to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,248)	$(42,098)	$(354,416)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-Kind Compensation	40,875	-	95,375
Depreciation	694	694	5,361
Loss on disposal of property and equipment	-	-	6,893
In-kind contribution of expenses	1,580	830	6,761
Stock issued for payment of services and expenses	-		70,000
Changes in operating assets and liabilities:
Deposits	-	-	(750)
Prepaid expenses	250	550
Accounts payable and accrued expenses	14,826	5,491	32,177
Net Cash Provided By (Used In) Operating Activities	(24,023)	(34,533)	(138,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	-	-	3,425
Purchase of property and equipment	-	-	(18,716)
Net Cash Provided By (Used In) Investing Activities	-	-	(15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable – related party	22,000	25,000	113,420
Repayment of loan payable – related party	(8,382)	(16,875)	(59,205)
Proceeds from issuance of common stock	10,000	34,000	100,500
Net Cash Provided By (Used In) Financing Activities	23,618	42,125	154,715

NET INCREASE (DECREASE) IN CASH	(405)	7,592	825

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,230	2,335	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$825	$9,927	$825

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$488	$439	$1,403

Cash paid during the period for taxes	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
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
AS OF SEPTEMBER 30, 2007
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
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

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

(I) Earnings Per Share

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”.  Diluted EPS reflects the potential dilution of securities that could share in the earnings.  As of September 30, 2007 and 2006, the Company does not have any outstanding dilutive securities.

 (J) Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts if those accounts are in excess of $100,000.  As at September 30, 2007 there were no cash deposits in excess of the FDIC limit.

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
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

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

NOTE 2                  RELATED PARTY TRANSACTIONS

The Company’s officers have loaned the Company working capital in the form of unsecured demand notes.  At September 30, 2007 the Company owed $54,215.  There are no terms on the note and the Company expects to retire these notes during the year 2007.  The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

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
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

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

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

During the nine months ended September 30, 2007, $1,580 of in-kind contribution relating to imputed interest on related party loans was recorded.

During the nine months ended September 30, 2007, $40,875 of in-kind contributions relating to compensation of officers was recorded.

NOTE 4                 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $87,167, a stockholder’s deficiency of $83,380 and has a negative cash flow from operations of $138,599 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Tutorials to use the indicators will be provided on the website. Those satisfied with the indicators may subscribe online. Links will be provided to trade platforms to allow the subscribers to access the Timingwave signals. Certified Fund managers will solicit clients on the website and by seminars and direct contact with Money managers and wealthy individuals, with a performance incentive of 20% profit per quarter. Advertising will be done on the internet through Google, and in print ads that will refer potential customers to our website for detailed explanations of fees and historical results. We anticipate acquiring 1000 subscribers from the free trial period. In the first quarter of 2008, we intend to charge a subscription fee of $300 per quarter for our services. We intend to inform our existing customers when they subscribe that this is an initial offer and prices will increase. Income from initial subscribers will provide funds for advertising for additional subscribers and salesmen to be hired to contact wealthy individuals and money managers to solicit funds and subscriptions. A model Portfolio of $100,000 has been created and results are posted daily. Our current hypothetical portfolio is up 55%.

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

EPS, Inc. continues to record real time trades in order to give a history of the software’s performance. The industry standard is a minimum of one year’s results. We  now have 9 months of data. Rosenthal & Collins, our only client, is independently testing the system. We are working on building its software on the trade station platform which will enable us to offer it to over 500,000 subscribers. We do not have a target date for this completion. However once this is completed we intend to commence a print and internet based marketing program.

On August 10, 2007, the Company earned $3,901, or 10% of the profit realized from trades executed on a $500,000 model portfolio.  The model portfolio is based on software developed by the Company.

Capital Resources and Liquidity

Our audited balance sheet as of September 30, 2007 reflects assets of $4,612 consisting of cash of $825, property and equipment of $3,037 and deposits of $750. Total liabilities as of September 30, 2007 were $87,992, consisting of accounts payable of $33,777 and stockholder loans of $54,215.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no revenue, a working capital deficiency of $87,167, a stockholder’s deficiency of $83,380 and a negative cash flow from operations of $138,599 from inception. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3.      Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and Chief Financial Officer , we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on that evaluation, our principal executive officer and principal financial officer concluded that, a material weakness in our internal accounting controls existed prior to September 30, 2007 so that our disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believe our current existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We made significant changes to our internal controls prior to the Evaluation Date. We have applied the necessary corrective action and believe this weakness has been remediated. Based upon same, there were no further changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

November 19, 2007