Form 10KSB
period 2007-12-31
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2008-03-31
CIK 1271075

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Revenues for year ended December 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007 was: $1,565,550

Number of shares of the registrant’s common stock outstanding as of March 31, 2008 was: 53,980,000

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

 ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 1 Innwood Circle, Suite 209 Little Rock, Arkansas 72211. This office space is leased to us pursuant to a month-to-month lease which commenced October 2005. Pursuant to the terms of the lease, we pay $250 a month for this property and we believe that this space is sufficient and adequate to operate our current business.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “EFPS” since September 24, 2007. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	2007
	High	Low
September 24, 2007 to current	$0.27	$0.27

The source of these high and low prices was the Quotemedia.com. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of March 31, 2008, there are approximately 40 holders of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, we issued 500,000 shares to one investor for cash of $10,000 or $0.02 per share.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

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

We  continue to record real time trades in order to give a history of the software’s performance. The industry standard is a minimum of one year’s results. We have now 9 months of data. Rosenthal & Collins, our only client, is independently testing the system. We are working on building our software on the trade station platform which will enable us to offer it to over 500,000 subscriber. We do not have a target date for this completion. However once this is completed we intend to commence a print and internet based marketing program.

Capital Resources and Liquidity.

Our audited balance sheet as of December 31, 2007 reflects assets of $4,256, consisting of cash of $450, property and equipment of $2,806, deposits of $750, and prepaid expenses of $250. Total liabilities as of December 31, 2007 were $92,730, consisting of accounts payable of $30,840, and stockholder loans of $61,890.

Our audited balance sheet as of December 31, 2006 reflected assets of $5,961, consisting of cash of $1,230, property and equipment of $3,731, deposits of $750, and prepaid expenses of $250. Total liabilities as of December 31, 2006 were $59,548, consisting of accounts payable of $18,951 and stockholder loans of $40,597.

As of December 31, 2007, we had $450 in cash. Our general and administrative expenses are expected to average $5,000 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy one month of operations without receiving additional funds from our President or additional investors.

We are still pursuing our plan of operations but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Going Concern Consideration

The report of our independent registered public accounting firm on our December 31, 2007 audited financial statements contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. As reflected in the accompanying audited financial statements, we are in the development stage. We have no operations and have had recurring losses since inception and an accumulated deficit of $(373,697). Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as agoing concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Events Subsequent to Fiscal Year End December 31, 2007

None.

 ITEM 7. FINANCIAL STATEMENTS

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 and 2006

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2007

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2007

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO DECEMBER 31, 2007

PAGES	F-6/F-12	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Effective Profitable Software, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Effective Profitable Software, Inc. (an development stage company) as of December 31, 2007, and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the years then ended December 31, 2007 and December 31, 2006, for the period from February 23, 2004 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Effective Profitable Software, Inc. as of December 31. 2007 and the results of its operations and its cash flows for the years then ended, for the period from February 23, 2004 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage with no revenue, a negative cash flow from operations of $32,073, a working capital deficiency of $92,030 and a stockholders' deficiency of $88,474 and has a negative cash flow from operations of $146,649 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Webb & Company, P.A.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 28, 2008

1501 Corporate Drive, Suite 150 • Boynton Beach. FL 33426
Telephone: (561) 752-1721 • Fax: (5151) 734-8562
www.cpawebb.carn

Effective Profitable Software, Inc. and Subsidiary
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31 ,2007	December 31, 2006
Current Assets
Cash	$450	$1,230
Prepaid expenses	250	250

Total Current Assets	700	1,480

PROPERTY AND EQUIPMENT, NET	2,806	3,731

Other Assets
Deposits	750	750

Total Assets	$4,256	$5,961

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$30,840	$18,951
Stockholder loans	61,890	40,597
Total Current Liabilities	92,730	59,548

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Common stock, $0.0001 par value; 100,000,000 shares authorized,
53,980,000 and 53,480,000 shares issued and outstanding, respectively	5,400	5,350
Additional paid-in capital	279,823	213,231
Deficit accumulated during the development stage	(373,697)	(272,168)

Total Stockholders' Equity (Deficiency)	(88,474)	(53,587)

Total Liabilities and Stockholders' Equity (Deficiency)	$4,256	$5,961

See accompanying notes to financial statements.

Effective Profitable Software, Inc. and Subsidiary
(A Development Stage Company)
Statement of Operations

			For the Period from
			February 23, 2004
	For the Years Ended December 31,		(inception) to
	2007	2006	December 31, 2007

Revenue	$-	$-	$-

Operating Expenses
Professional fees	$24,015	$27,788	$75,884
Rent expense	3,000	3,000	20,250
Officers compensation	54,500	54,500	109,000
General and administrative	21,815	23,480	158,905
Total Operating Expenses	103,330	108,768	364,039

Loss from Operations	(103,330)	(108,768)	(364,039)

Other Income (Expense)
Other income	4,607	-	4,638
Loss on disposal of assets	-	-	(6,893)
Interest expense	(2,806)	(1,835)	(7,403)
Total Other Income (Expense)	1,801	(1,835)	(9,658)

Provision for Income Taxes	-	-	-

Net (Loss)	$(101,529)	$(110,603)	$(373,697)

Net (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	53,812,877	53,166,027

See accompanying notes to financial statements.

Effective Profitable Software, Inc. and Subsidiary
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency)
For the period from February 23, 2004(inception) to December 31, 2007

				Deficit
	Common stock			accumulated
	$.001 Par Value		Additional	during	Total
			paid-in	development	Stockholder's
	Shares	Amount	capital	stage	Deficiency

Common stock issued to founders for cash ($0.001 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for legal services ($0.10 per share)	500,000	50	9,950		10,000

Common stock issued for services ($0.10 per share)	2,500,000	250	49,750		50,000

Common stock issued for cash ($0.10 per share)	2,280,000	230	45,370		45,600

In-kind contribution	-	-	646	-	646

Net loss for the period February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.10 per share)	500,000	50	9,950	-	10,000

Common stock issued for cash($0.10 per share)	500,000	50	9,950		10,000

Common stock issued in reverse merger	500,000	50	(1,650)		(1,600)

In-kind contribution of interest on stockholder loans	-	-	1,787	-	1,787

Net loss, 2005	-	-	-	(51,484)	(51,484)

Balance December 31, 2005	51,780,000	5,180	122,153	(161,565)	(34,232)

Common stock issued for cash($0.10 per share)	1,700,000	170	33,830	-	34,000

In-kind contribution of interest on stockholder loans			1,248		1,248

In-kind contribution of compensation			54,500		54,500

In-kind contribution of automobile allowance			1,500	-	1,500

Net loss, 2006	-	-	-	(110,603)	(110,603)

Balance December 31, 2006	53,480,000	5,350	213,231	(272,168)	(53,587)

Common stock issued for cash($0.10 per share)	500,000	50	9,950		10,000

In-kind contribution of interest on stockholder loans			2,142		2,142

In-kind contribution of compensation	-	-	54,500	-	54,500

Net loss, 2007	-	-	-	(101,529)	(101,529)

Balance, December 31, 2007	53,980,000	$5,400	$279,823	$(373,697)	$(88,474)

See accompanying notes to financial statements.

Effective Profitable Software, Inc. and Subsidiary
(A Development Stage Company)
Statement of Cash Flows

			For the Period
			from February 23, 2004
	For the Years Ending December 31,		(inception) to
	2007	2006	December 31, 2007
Cash Flows From Operating Activities:
Net Income (Loss)	$(101,529)	$(110,603)	$(373,697)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of officers compensation	54,500	54,500	109,000
In-kind contribution of interest on stockholders loans	2,142	1,248	5,824
In-kind contribution of automobile allowance	-	1,500	1,500
Stock issued for payment of services	-	-	70,000
Loss on disposal of property and equipment	-	-	6,893
Depreciation expense	925	924	5,592
Changes in operating assets and liabilities:
Deposits	-	-	(750)
Prepaid expenses	-	550	(250)
Accounts payable	11,889	10,764	29,239
Net Cash (Used In) Operating Activities	(32,073)	(41,117)	(146,649)

Cash Flows From Investing Activities:
Proceeds from the sale of property and equipment	-	-	3,425
Purchase of property and equipment	-	-	(18,716)
Net Cash (Used In) Investing Activities	-	-	(15,291)

Cash Flows From Financing Activities:
Proceeds from issuance of loan payable - related party	29,500	25,000	120,920
Repayment of loan payable - related party	(8,207)	(18,988)	(59,030)
Proceeds from issuance of common stock	10,000	34,000	100,500
Net Cash Provided by Financing Activities	31,293	40,012	162,390

Net Increase (Decrease) in Cash	(780)	(1,105)	450

Cash at Beginning of Period/Year	1,230	2,335	-

Cash at End of Period/Year	$450	$1,230	$450

Supplemental disclosure of cash flow information:

Cash paid for interest	$663	$586	$1,579
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 and 2006

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

(B) Principles of Consolidation

The financial statements include the accounts of Effective Profitable Software, Inc. and its wholly-owned subsidiary EPS, Inc.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 and 2006

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

Property and equipment are recorded at cost.  Depreciation is computed using the straight line method over the estimated useful lives of the various classes of assets as follows:

Computers and equipment	5 years
Furniture and fixtures	7 years

Property and equipment at December 31, 2007 consisted of the following:

Office furniture and fixtures	$4,727
Computer equipment	1,247
Total Property	5,974
Less: Accumulated depreciation	3,168
Property and equipment, net	$2,606

Depreciation expense for the years ended December 31, 2007 and 2006 and for the period from February 23, 2004 (inception) to December 31, 2007 was $925, $924 and $5,592, respectively.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 and 2006

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  As of December 31, 2007, the Company has a net operating loss carryforward of approximately $257,300 available to offset future taxable income through 2027.  The valuation allowance at December 31, 2007 was $88,793.  The net change in the valuation allowance for the year ended December 31, 2007 was a decrease of $5,105.

(H) Advertising

The Company expenses advertising costs as incurred.  The Company incurred advertising expenses of approximately $263, $678 and $1,617 for the years ended December 31, 2007 and 2006, and for the period from February 23, 2004 (inception) to December 31, 2007, respectively.

(I) Fair Value of Financial Instruments

The Company’s financial instruments include accounts payable and liabilities to shareholders.  The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

(J) Earnings Per Share

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”.  Diluted EPS reflects the potential dilution of securities that could share in the earnings.  As of December 31, 2007 and 2006, the company does not have any outstanding dilutive securities.

(K) Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts if those accounts are in excess of $100,000.  As at December 31, 2007, there were no cash deposits in excess of the FDIC limit.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 and 2006

(L) Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 and 2006

SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	RELATED PARTY TRANSACTIONS

The Company’s officers have loaned the Company working capital in the form of unsecured demand notes.  At December 31, 2007 the Company owed $61,890.  There are no terms on the note and the Company expects to retire these notes during the year 2008.  The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

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

During the year ended December 31, 2007, the Company issued 500,000 shares to one investor for cash of $10,000 or $0.02 per share.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 and 2006

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

During the year ended December 31, 2007, $2,142 of in-kind contributions relating to imputed interest on related party loans was recorded.

During the year ended December 31, 2007, $54,500 of in-kind contributions relating to compensation of officers was recorded.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 and 2006

(F) Stock Split

On May 20, 2005, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company as of May 10, 2005.  Per share weighted average share amounts have been retroactively restated in the accompanying audited financial statements and related notes to reflect this stock split.

NOTE 4	RECLASSIFICATION OF PRIOR YEAR BALANCES

Certain 2006 balances have been reclassified in order to be comparative to 2007 classifications.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $92,030, a stockholder’s deficiency of $88,474 and has a negative cash flow from operations of $146,649 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Item 8B.    Other Information.

None.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 31, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Date Appointed

Gary Moore	54	President; Chief Executive Officer; Director	September 8, 2004
Don Bratcher	56	Vice President; Chief Financial Officer; Director	September 8, 2004
Dick Torti	54	Vice President	October 15, 2004

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Gary Moore, President, Chief	2007	$0	0	0	0	0	0	0	$0
Executive Officer,	2006	$0	0	0	0	0	0	0	$0
	2005	$0	0	0	0	0	0	0	$0
Don Bratcher	2007	$0	0	0	0	0	0	0	$0
Chief Financial Officer, Vice President, Director	2006	$0	0	0	0	0	0	0	$0
	2005	$0	0	0	0	0	0	0	$0
Dick Torti	2007	$0	0	0	0	0	0	0	$0
Vice President	2006	$0	0	0	0	0	0	0	$0
	2005	$0	0	0	0	0	0	0	$0

Outstanding Equity Awards at Fiscal Year-End Table. None.

Employment and Consulting Agreements

We do have any employment or consulting agreements.

Compensation of Directors

For the fiscal year ended December 31, 2007, we did not compensate our directors for their services.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of March 31, 2008 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Gary Moore	16,525,000 (2)	30.90%
Common Stock	Don Bratcher	15,000,000	28.05%
Common Stock	Dick Torti	15,000,000	28.05%

Officers and Directors As a Group		46,525,000	87.00%

(1) The percent of class is based on 53,480,000 shares of common stock issued and outstanding as of March 31, 2008.

(2) Of these 16,525,000 shares, 15,000,000 shares are owned by Mr. Moore. The remaining 1,525,000 shares are owned by members of Mr. Moore’s immediate family. Mr. Moore disclaims beneficial ownership of such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our officers have loaned us working capital in the form of unsecured demand notes.  At December 31, 2007, we owed $59,890.  There are no terms on the note and we expect to retire these notes during the year 2008.  We are accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K and Form 8-K/A

None

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $11,814 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2006, we were billed approximately $22,219 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2007 and 2006, we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EFFECTIVE PROFITABLE SOFTWARE, INC.

By:	/s/ Gary Moore
Gary Moore
Chief Executive Officer

Dated:	March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary Moore Gary Moore	Director President Chief Executive Officer	March 31, 2008

/s/ Don Bratcher Don Bratcher	Chief Financial Officer and Director	March 31, 2008

/s/ Dick Torti Dick Torti	Vice President	March 31, 2008