Form 10-Q
period 2008-03-31
EFFECTIVE PROFITABLE SOFTWARE, INC.
filed 2008-05-15
CIK 1271075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EFFECTIVE PROFITABLE SOFTWARE, INC.
(Exact name of registrant as specified in Charter

Delaware	000-50494	98-0412432
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1 Innwood Circle, Suite 209, Little Rock, Arkansas 72211
 (Address of Principal Executive Offices)
 _______________
(501)223-3310
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2008: 53,980,000 shares of common stock.

EFFECTIVE PROFITABLE SOFTWARE, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II—OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

EFFECTIVE PROFITABLE SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED)

PAGE	3-4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED)

PAGES	6 - 12	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (UNAUDITED)

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS

CURRENT ASSETS
Cash	$890	$450
Prepaid Expense	100	250
Total Current Assets	990	700

PROPERTY AND EQUIPMENT, NET	2,575	2,806

OTHER ASSETS
Deposits	750	750
Total Other Assets	750	750

TOTAL ASSETS	$4,315	$4,256

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$184	$-
Accounts payable and accrued expenses	32,436	30,840
Stockholder loans	62,358	61,890

TOTAL LIABILITIES	94,978	92,730

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 53,980,000 and 53,980,000 shares issued and outstanding, respectively	5,400	5,400
Additional paid in capital	294,068	279,823
Accumulated deficit during development stage	(390,131)	(373,697)
Total Stockholders’ Deficiency	(90,663)	188,474

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,315	$4,256

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Period from February 23, 2004 (Inception) to March 31, 2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	4,865	5,576	80,749
Rent expense	750	750	21,000
Officers compensation	13,625	-	122,625
General and administrative	6,048	3,991	164,953
Total Operating Expenses	(25,288)	(10,317)	(389,327)

LOSS FROM OPERATIONS

OTHER INCOME (EXPENSE)
Other income	9,623	-	14,261
Loss on disposal of assets	-	-	(6,893)
Interest expense	(769)	(622)	(8,172)
Total Other Income (Expense)	8,854	(622)	(804)

Provision for Income Taxes	-	-	-

Net Income/ (Loss)	$(16,434)	$(10,939)	$(390,131)

Net loss per share - basic and diluted	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	53,980,000	53,480,000

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2008
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	45,000,000	$4,500	$(3,600)	$-	$900

Common stock issued for legal services ($0.10 per share)	500,000	50	9,950	-	10,000

Common stock issued for services ($0.10 per share)	2,500,000	250	49,750	-	50,000

Common stock issued for cash ($0.10 per share)	2,280,000	230	45,370	-	45,600

In-kind contribution	-	-	646	-	646

Net loss for the period from February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	(110,081)

Balance, December 31, 2004	50,280,000	5,030	102,116	(110,081)	(2,935)

Common stock issued for services ($0.10 per share)	500,000	50	9,950	-	10,000

Common stock issued for cash ($0.10 per share)	500,000	50	9,950	-	10,000

In-kind contribution of interest on stockholder loans	-	-	1,787	-	1,787

Common stock issued in reverse merger	500,000	50	(1,650)	-	(1,600)

Net loss, 2005	-	-	-	(51,484)	(51,484)

Balance, December 31, 2005	51,780,000	5,180	122,153	(161,565)	(34,232)

Stock issued for cash ($0.10 per share)	1,700,000	170	33,830	-	34,000

In-kind contribution of interest on stockholder loans	-	-	1,248	-	1,248

In-kind contribution of compensation			54,500		54,500

In –kind contribution of automobile allowance			1,500		1,500

Net loss, 2006	-	-	-	(110,603)	(110,603)

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO MARCH 31, 2008
(UNAUDITED)

Balance, December 31, 2006	53,480,000	5,350	213,231	(272,168)	(53,587)

Common stock issued for cash ($0.10 per share)	500,000	50	9,950		10,000

In-kind contribution of interest of stockholder loans	-	-	2,142	-	2,142

In -kind contribution of compensation	-	-	54,500	-	54,500

Net loss, 2007				(101,529)	(101,529)

Balance, December 31, 2007	53,980,000	5,400	279,823	(373,697)	(88,474)

In-kind contribution of interest of stockholder loans			620		620

In -kind contribution of compensation			13,625		13,625

Net loss, for the three months ended March 31, 2008				(16,434)	(16,434)

Balance, March 31, 2008	53,980,000	$5,400	$294,068	$(390,131)	$(90,663)

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Period from February 23, 2004 (Inception) to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,434)	(11,939)	(390,131)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-kind contribution of officers compensation	13,625	-	122,625
In-kind contribution of interest on stockholder loans	620	486	6,444
In-kind contribution of automobile allowance	-	1,500	1,500
Stock issued for payment of services	-	-	70,000
Loss on disposal of property and equipment		-	6,893
Depreciation expense	231	231	5,823
Changes in operating assets and liabilities:
Deposits	-		(750)
Prepaid expenses	(640)		(890)
Accounts payable	1,596		30,835
Net Cash (Used In) Operating Activities	(1,002)	-	(147,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	-	-	3,425
Purchase of property and equipment	-	-	(18,716)
Net Cash (Used In) Investing Activities	-	-	(15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	184		184
Proceeds from issuance of loan payable – related party	1,500	20,000	122,420
Repayment of loan payable – related party	(1,032)	(4,178)	(60,062)
Proceeds from issuance of common stock	-	-	100,500
Net Cash Provided By (Used In) Financing Activities	652	15,822	163,042

NET INCREASE (DECREASE) IN CASH	(350)	2,935	100

CASH AT BEGINNING OF PERIOD/YEAR	450	1,230	-

CASH AT END OF PERIOD/YEAR	$100	4,165	100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$149	136	1,728

Cash paid for taxes	$-	-	-

See accompanying notes to condensed consolidated financial statements.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
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

On May 10th, 2005 pursuant to a stock purchase agreement and share exchange between the Effective Profitable Software, Inc. and EPS, Inc. and the shareholders of EPS, Inc., we purchased all of the outstanding shares of EPS for the issuance of 10,156,000 (50,780,000 post-split) shares of our stock to EPS shareholders.  Pursuant to the agreement, EPS became a wholly owned subsidiary of the Company.  As a result of the agreement, the transaction was treated for accounting purposes as reorganization by the accounting acquirer (EPS, Inc.) and as a recapitalization by the accounting acquire (Effective Profitable Software, Inc.).

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
AS OF MARCH 31, 2008
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
AS OF MARCH 31, 2008
(UNAUDITED)

(H) Fair Value of Financial Instruments

The Company’s financial instruments include accounts payable and liabilities to shareholders.  The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

(I) Earnings Per Share

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”.  Diluted EPS reflects the potential dilution of securities that could share in the earnings.  As of March 31, 2008 and 2007, the Company does not have any outstanding dilutive securities.

 (J) Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts if those accounts are in excess of $100,000.  As at March 31, 2008, there were no cash deposits in excess of the FDIC limit.

(K) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

Continued -

This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 2	RELATED PARTY TRANSACTIONS

The Company’s officers have loaned the Company working capital in the form of unsecured demand notes.  At March 31, 2008, the Company owed $62,358.  There are no terms on the note and the Company expects to retire these notes during the year 2008.  The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

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

During the year ended December 31, 2005, the company issued 1,700,000 shares to two investors for cash of $34,000, or $0.02 per share.

(C) Stock Issued in Reverse Merger
On May 10, 2005, Effective Profitable Software, Inc. exchanged 2,500,000 shares of common stock for all the outstanding shares of EPS.

(D) Stock Issued for Services

On April 1, 2004, the Company issued 500,000 shares of common stock for legal services.  The value of these shares was $10, 000 or $0.02 per share.

EFFECTIVE PROFITABLE SOFTWARE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
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

During the three months ended March 31, 2008, $620 of in-kind contribution relating to imputed interest on related party loans was recorded.

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
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, a working capital deficiency of $92,403, a stockholder’s deficiency of $90,663 and has a negative cash flow from operations of $147,651 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5	SUBSEQUENT EVENT

During April 2008, the Company received a loan of $10,000 that bears interest at 8% and increases 2% annually until repaid.  The note is due on demand and unsecured.

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

EPS, Inc. continues to record real time trades in order to give a history of the software’s performance. The industry standard is a minimum of one year’s results. We have now 9 months of data. Rosenthal & Collins, our only client, is independently testing the system. We are working on building its software on the trade station platform which will enable us to offer it to over 500,000 subscribers. We do not have a target date for this completion. However once this is completed we intend to commence a print and internet based marketing program. On August 10, 2007, we earned $3,901, or 10% of the profit realized from trades executed on a $500,000 model portfolio.  The model portfolio is based on software developed by us.  As of March 31, 2008, we have generated an additional $9,623 in revenue.

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Capital Resources and Liquidity

Our balance sheet as of March 31, 2008 reflects assets of $4,315, consisting of cash of $890, prepaid expense of $100, property and equipment of $2,575 and deposits of $750. Total liabilities as of March 31, 2008 were $94,978, consisting of accounts payable of $32,436, cash overdraft of $184 and stockholder loans of $62,358.  We currently do not have enough cash to continue operations for one year.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no revenue, a working capital deficiency of $92,403, a stockholder’s deficiency of $90,663 and a negative cash flow from operations of $147,651 from inception. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

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
Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no litigation pending or threatened by or against us.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1      302 Certification of Chief Executive Officer

31.2      302 Certification of Chief Financial Officer

32.1      906 Certification of Chief Executive Officer

32.2      906 Certification of Chief Financial Officer

(b)           Reports of Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Gary Moore	President, Chief Executive Officer, Director	May 14, 2008
Gary Moore

/s/ Don Bratcher	Chief Financial Officer, Director	May 14, 2008
Don Bratcher

/s/ Dick Torti	Vice president	May 14, 2008
Dick Torti