Form 10-Q
period 2008-06-30
MONEY4GOLD HOLDINGS INC
filed 2008-08-19
CIK 1271075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MONEY4GOLD HOLDINGS, INC.
(Exact name of registrant as specified in Charter

Delaware	000-50494	98-0412432
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

595 South Federal Highway, Suite 600
Boca Raton, Florida, 33432
 (Address of Principal Executive Offices)
 _______________

561-544-2447
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2008: 96,017,513 shares of common stock.

MONEY4GOLD HOLDINGS, INC.

FORM 10-Q

June 30, 2008

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

SIGNATURE

 Item 1. Financial Information

MONEY4GOLD HOLDINGS, INC. AND SUBSIDIARY
(F/K/AEFFECTIVE PROFITABLE SOFTWARE, INC.)
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 FOR THE PERIOD FROM FEBRUARY 23, 2004 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)

PAGES	5 - 12	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (UNAUDITED)

Money4Gold Holdings, Inc. and Subsidiary
(F/K/A Effective Profitable Software, Inc. and Subsidiary)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash	$1,616	$450
Prepaid Expense	-	250
Total Current Assets	1,616	700

Property and Equipment, Net	2,344	2,806

Other Assets
Deposits	750	750
Total Other Assets	750	750

Total Assets	$4,710	$4,256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$5,018	$30,840
Stockholder loans	71,145	61,890
Total Current Liabilities	76,163	92,730

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, $0.0001 par value; 100,000,000 shares authorized,
96,017,513 and 133,824,564 shares issued and outstanding, respectively	9,602	13,382
Additional paid-in capital	359,416	271,841
Deficit accumulated during the development stage	(440,471)	(373,697)

Total Stockholders' Deficiency	(71,453)	(88,474)

Total Liabilities and Stockholders' Deficiency	$4,710	$4,256

Money4Gold Holdings, Inc. and Subsidiary
(F/K/A Effective Profitable Software, Inc. and Subsidiary)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from February 23, 2004 (Inception)
	2008	2007	2008	2007	June 30, 2008

Operating Expenses
Professional fees	30,172	3,404	35,037	9,980	110,921
Rent expense	700	-	1,450	-	21,700
Officer's compensation	13,625	27,250	27,250	27,250	136,250
General and administrative	4,995	9,902	11,043	14,643	169,948
Total Operating Expenses	49,492	40,556	74,780	51,873	438,819

Loss from Operations	(49,492)	(40,556)	(74,780)	(51,873)	(438,819)

Other Expense
Other Income	-	-	9,623	-	14,261
Loss on disposal of assets	-	-	-	-	(6,893)
Interest Expense	(848)	(710)	(1,617)	(1,332)	(9,020)
Total Other Income	(848)	(710)	8,006	(1,332)	(1,652)

Provision for Income Taxes	-	-	-	-	-

Net Income/(Loss)	$(50,340)	$(41,266)	$(66,774)	$(53,205)	$(440,471)

Net (Loss) Income Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	120,945,239	133,380,552	127,384,902	132,980,955

Money4Gold Holdings, Inc. and Subsidiary
(F/K/A Effective Profitable Software, Inc. and Subsidiary)
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from February 23, 2004 (inception) to June 30, 2008
(Unaudited)
				Deficit
	Common stock $.001 Par Value		Additional	accumulated during		Total
			paid-in	development	Subscription	Stockholder's
	Shares	Amount	capital	stage	Receivable	Deficiency
Common stock issued to founders for cash ($0.0001 per share)	111,561,789	$11,156	$(10,256)	$-	$-	$900
Common stock issued for legal services ($0.10 per share)	1,239,575	124	9,876	-	-	10,000
Common stock issued for services ($0.10 per share)	6,197,877	620	49,380	-	-	50,000
Common stock issued for cash ($0.10 per share)	5,652,464	565	45,035	-	-	45,600
In-kind contribution	-	-	646	-		646
Net loss for the period February 23, 2004 (inception) to December 31, 2004	-	-	-	(110,081)	-	(110,081)

Balance December 31, 2004	124,651,706	12,465	94,681	(110,081)	-	(2,935)
Common stock issued for services ($0.10 per share)	1,239,575	124	9,876	-	-	10,000
Common stock issued for cash ($0.10 per share)	1,239,575	124	9,876	-	-	10,000
In - kind contribution of interest on stockholder loans	-	-	1,787	-	-	1,787
Common stock issued in reverse merger	1,239,575	124	(1,724)			(1,600)
Net loss, 2005	-	-	-	(51,484)	-	(51,484)

Balance December 31, 2005	128,370,432	12,837	114,496	(161,565)	-	(34,232)
Common stock issued for cash ($0.10 per share)	4,214,556	421	33,579	-	-	34,000
In - kind contribution of interest on stockholder loans	-	-	1,248	-	-	1,248
In - kind contribution of compensation	-	-	54,500	-	-	54,500
In - kind contribution of automobile allowance	-	-	1,500	-		1,500
Net loss, 2006	-	-	-	(110,603)	-	(110,603)

Balance December 31, 2006	132,584,989	13,258	205,323	(272,168)	-	(53,587)
Common stock issued for cash ($0.10 per share)	1,239,575	124	9,876	-	-	10,000
In - kind contribution of interest on stockholder loans	-	-	2,142			2,142
In - kind contribution of compensation	-	-	54,500	-	-	54,500
Net loss, 2007	-	-	-	(101,529)	-	(101,529)

Balance December 31, 2007	133,824,564	13,382	271,841	(373,697)	-	(88,474)
Cancellation and retirement of shares	(37,807,051)	(3,781)	3,781			0
In - kind contribution of interest on stockholder loans	-	-	1,240	-	-	1,240
In - kind contribution of cash	-	-	55,304			55,304
In - kind contribution of compensation			27,250			27,250
Net loss, for the six months ended June 30, 2008	-	-	-	(66,774)	-	(66,774)

Balance, June 30, 2008	96,017,513	$9,602	$359,416	$(440,471)	$-	$(71,453)

Money4Gold Holdings, Inc. and Subsidiary
(F/K/A Effective Profitable Software, Inc. and Subsidiary)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the Period from February 23, 2004 (inception) to
	2008	2007	June 30, 2008
Cash Flows From Operating Activities:
Net Loss	$(66,774)	$(53,205)	$(440,471)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of officers compensation	27,250	27,250	136,250
In-kind contribution of interest on stockholder loans	1,240	1,029	7,064
In-kind contribution of automobile allowance	-	-	1,500
Stock issued for payment of services	-	-	70,000
Loss on disposal of property and equipment	-	-	6,893
Depreciation expense	462	463	6,054
Changes in operating assets and liabilities:
Deposits	-	-	(750)
Prepaid expenses	250	250	-
Accounts payable and accrued expenses	(25,821)	2,452	3,418
Net Cash Used In Operating Activities	(63,393)	(21,761)	(210,042)

Cash flows From Investing Activities
Proceeds from the sale of property and equipment	-	-	3,425
Purchase of property and equipment	-	-	(18,716)
Net Cash Used In Investing Activities	-	-	(15,291)

Cash Flows From Financing Activities:
Proceeds from issuance of loan payable -related party	13,000	20,000	133,920
In kind contribution of cash by stockholder	55,304	-	55,304
Repayment of loan - related party	(3,745)	(7,962)	(62,775)
Proceeds from issuance of common stock	-	10,000	100,500
Net Cash Provided by Financing Activities	64,559	22,038	226,949

Net Increase in Cash	1,166	277	1,616

Cash at Beginning of Period/Year	450	1,230	-

Cash at End of Period/Year	$1,616	$1,507	$1,616

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

MONEY4GOLD HOLDINGS, INC. AND SUBSIDIARY (f/k/a EFFECTIVE PROFITABLE SOFTWARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
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

(B) Organization

Money4Gold Holdings, Inc. (f/k/a Effective Profitable Software, Inc. and Modena 2, Inc. (a development stage company) was incorporated in the state of Delaware on November 18, 2003.

EPS, Inc., (a development stage company) was incorporated in the state of Arkansas on February 23, 2004.

On May 10th, 2005 pursuant to a stock purchase agreement and share exchange between the Money4gold Holdings, Inc. (f/k/a Effective Profitable Software, Inc.) and EPS, Inc. and the shareholders of EPS, Inc., we purchased all of the outstanding shares of EPS for the issuance of 10,156,000 (6,197,877 post-split) shares of our stock to EPS shareholders.  Pursuant to the agreement, EPS became a wholly owned subsidiary of the Company.  As a result of the agreement, the transaction was treated for accounting purposes as reorganization by the accounting acquirer (EPS, Inc.) and as a recapitalization by the accounting acquire (Money4Gold Holdings, Inc.).

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

MONEY4GOLD HOLDINGS, INC. AND SUBSIDIARY (f/k/a EFFECTIVE PROFITABLE SOFTWARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

Activities during the development stage include developing the business plan and raising capital.

Money4Gold Holdings, Inc. and its wholly-owned subsidiary are hereafter referred to as the “Company”.

The Company has been unable to effectuate its business plan and is seeking a merger candidate. (See Note 5)

(C) Principles of Consolidation

The financial statements include the accounts of Money4Gold Holdings, Inc. and its wholly-owned subsidiary EPS, Inc.

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

MONEY4GOLD HOLDINGS, INC. AND SUBSIDIARY (f/k/a EFFECTIVE PROFITABLE SOFTWARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

(H) Fair Value of Financial Instruments

The Company’s financial instruments include accounts payable and liabilities to shareholders.  The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

(I) Earnings Per Share

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”.  Diluted EPS reflects the potential dilution of securities that could share in the earnings.  As of June 30, 2008 and 2007, the Company does not have any outstanding dilutive securities.

 (J) Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts if those accounts are in excess of $100,000.  As at June 30, 2008, there were no cash deposits in excess of the FDIC limit.

(K) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of FASB 160 is not expected to have a material impact on the Company’s financial position.

MONEY4GOLD HOLDINGS, INC. AND SUBSIDIARY (f/k/a EFFECTIVE PROFITABLE SOFTWARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6 Evaluating Consistency of Financial Statements.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

MONEY4GOLD HOLDINGS, INC. AND SUBSIDIARY (f/k/a EFFECTIVE PROFITABLE SOFTWARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 2     RELATED PARTY TRANSACTIONS

The Company’s officers have loaned the Company working capital in the form of unsecured demand notes.  At June 30, 2008, the Company owed $61,146.  There are no terms on the notes and the Company expects to retire these notes during the year 2008.  The Company is accruing interest at a rate of 4% per annum and classifying the expense as an in-kind contribution.

In April 2008, the Company received a working capital advance of $10,000 from a related party shareholder.  The loan is due on demand, unsecured and bears interest at 8%.  The interest rate increases by 2% on the anniversary date of the loan until it is retired.

During June 2008, a related party stockholder made a capital contribution of $55,304.

NOTE 3     STOCKHOLDERS’ EQUITY

(A) Issuance of Common Stock to Founders

On February 23, 2004, the company issued 111,561,789 shares of common stock to the Company’s officers for services regarding the initial start up of the Company.  The value of these shares was $900, or $.000008 per share.

(B) Stock Issued for Cash

During the period ended December 31, 2004, the Company undertook a private placement issuance, Regulation D Rule offering whereby 5,652,464 shares of common stock were issued for cash of $45,600, or $0.008067 per share.

During the year ended December 31, 2005, the Company issued 1,239,575 shares to an investor for cash of $10,000, or $0.008067 per share.  During the three months ended March 31, 2006, the Company issued 1,239,575 shares to an investor for cash of $10,000 or $0.008067 per share.

MONEY4GOLD HOLDINGS, INC. AND SUBSIDIARY (f/k/a EFFECTIVE PROFITABLE SOFTWARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

During the year ended December 31, 2005 the company issued 4,214,556 shares to two investors for cash of $34,000, or $0.008067 per share.

(C) Stock Issued in Reverse Merger

On May 10, 2005, Effective Profitable Software, Inc. exchanged 6,197,877 shares of common stock for all the outstanding shares of EPS.

(D) Stock Issued for Services

On April 1, 2004, the Company issued 1,239,575 shares of common stock for legal services.  The value of these shares was $10, 000 or $0.00867 per share.

During the last quarter of 2004, the Company issued 6,197,877 shares of common stock for services.  The value of these shares was $50,000, or $0.00867 per share.

In January 2005, the Company issued 1,239,575 shares of common stock for services.  The value of these shares was $10,000, or $0.00867 per share.

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

MONEY4GOLD HOLDINGS, INC. AND SUBSIDIARY (f/k/a EFFECTIVE PROFITABLE SOFTWARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

During the year ended December 31, 2007, $54,500 of in-kind contributions relating to compensation of officers was recorded.

During the six months ended June 30, 2008, $1,240 of in-kind contribution relating to imputed interest on related party loans was recorded.

During the six months ended June 30, 2008, $27,250 of in-kind contributions relating to compensation of officers was recorded.

During June 2008, a related party stockholder made a capital contribution of $55,304.

(F) Stock Split

On May 20, 2005, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company as of May 10, 2005.  Per share weighted average share amounts have been retroactively restated in the accompanying audited financial statements and related notes to reflect this split.

On June 2, 2008, the Board of Directors approved a 2.479150872 for 1 forward stock split for all shareholders of the Company as of June 2, 2008.  Per share weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this split.

(G) Contribution of Common Stock

During May 2008, a stockholder contributed 37,807,051 post split shares of common stock to the Company for no consideration.  The shares were cancelled by the Company upon receipt.

NOTE 4     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, has a working capital deficiency of $74,547, a stockholder’s deficiency of $71,453 and has a negative cash flow from operations of $210,042 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MONEY4GOLD HOLDINGS, INC. AND SUBSIDIARY (f/k/a EFFECTIVE PROFITABLE SOFTWARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5     SUBSEQUENT EVENTS

On July 23, 2008, the Company entered into a Stock Purchase and Share Exchange agreement (the “Exchange Agreement”) with Money4Gold, Inc.  As part of the Exchange Agreement, two principal stockholders agreed to cancel 74,904,315 shares of common stock on July 23, 2008 and the Company issued 52,350,002 shares of common stock and will issue upon the approval of stockholders 14,100,000 shares of preferred stock in exchange for all issued and outstanding shares of common stock of Money4Gold, Inc.  The Company accounted for the transaction as a reverse acquisition and recapitalization of Money4Gold, Inc.  Pursuant to the Exchange Agreement, on July 23, 2008, the Company amended its Articles of Incorporation changing the name of the Company to Money4Gold Holdings, Inc.

On July 23, 2008, the Company’s Board of Directors and shareholders, subject to the effectiveness of Schedule 14C, approved the following changes to the Company’s articles of incorporation; a name change to Money4gold Holdings, Inc., an increase in the number of authorized common shares to 200,000,000 with a par value of $0.0001 and 25,000,000 series A Preferred Shares with a  par value of $0.0001 with the following designations: no voting rights, no dividends, no liquidation preference and conversion of each preferred series A share to one share of common stock at the option of the series A holder.

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

Overview

On May 10, 2005, pursuant to a Stock Purchase Agreement and Share Exchange between us and EPS, Inc., an Arkansas corporation, and the shareholders of EPS, we purchased all of the outstanding shares of EPS for the issuance of 10,156,000 shares of our stock to the EPS shareholders. Pursuant to the Agreement, EPS became a wholly owned subsidiary of the Company. Pursuant to the terms of the Agreement, we filed Articles of Amendment with the State of Delaware changing our name to Effective Profitable Software, Inc. Based on the acquisition of EPS, we changed our business focus to become an evaluation software company which focuses on bringing affordable evaluation tools to the general public.

On May 20, 2005, our directors and shareholders approved a 5-1 forward split of our outstanding common shares increasing the amount of shares owned by these shareholders to 51,280,000 shares.

On June 2, 2008, our directors approved a 2.479150872-1 forward split of our outstanding common shares increasing the amount of shares owned by these shareholders to 91,679,011 shares.

Plan of Operations

After the acquisition of EPS, our business plan focused on developing in house proprietary software for evaluation of markets, stocks, commodities, and other financial instruments. We had developed an innovative financial markets evaluation system we call the TimingWave.  Our business plan focused on preparing and executing a marketing plan to develop our subscription base. The majority of our member base was intended to be obtained from two sources: search engine results and links placed in online market timing directories via link exchange programs.

However, we do not have enough cash to satisfy our minimum cash requirements for the next twelve months. We require additional funds to increase marketing, to expand operations, and for further development of our website. To date, our officers and directors have provided us with the funds that we need until we start producing revenue or can acquire funds from other sources. No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time.

To date we have not been able to raise additional funds through either debt or equity offerings. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. If we cannot raise funds in the immediate future, we intend to cease the pursuit of our business plan and actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.

As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company.

Subsequent Events

We acquired a precious metals company in accordance with a Share Exchange Agreement dated July 23, 2008 (“Exchange Agreement”) with Money4Gold, Inc., a Delaware corporation (“Money4Gold”), and the Shareholders of Money4Gold.  The closing of the transaction took place on July 23, 2008 (the “Closing Date”).   On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding capital stock and ownership interests of Money4Gold (the “Interests”) from the Money4Gold Shareholders; and the Money4Gold Shareholders transferred and contributed all of their Interests to us. In exchange, we issued to the Money4Gold Shareholders 52,350,002 shares of our common stock and 14,100,000 shares of our preferred stock, subject to shareholder approval of an amendment to our Articles of Incorporation creating a class of preferred shares.  Pursuant to the terms of the Exchange Agreement, Richard Torti and Gary Moore cancelled a total of 74,994,315 shares of Money4Gold Holdings common stock.

Money4Gold is principally engaged in soliciting individuals interested in selling unwanted items containing precious metals and providing those individuals with the means and materials necessary to send those items in to the company, purchasing the items at scrap price and then process/refine the materials into their pure form.

On the Closing Date, Money4Gold became our wholly owned subsidiary.  Money4Gold owns 100% of the membership interests of HD Capital Holdings, LLC, a Delaware limited liability company (“HD Capital”) and of Money4Gold W.Y., Inc., a Wyoming corporation (“Money4Gold WY”).  On July 23, 2008, we amended our Articles of Incorporation to change our name to Money4Gold Holdings, Inc.

Pursuant to the Exchange Agreement, Mr. Gary Moore, our former President, Chief Executive Officer and Director; Mr. Don Bratcher, our former Vice President, Chief Financial Officer and Director; and Mr. Dick Torti our former Vice President resigned from all positions held with the Company; and the following new officers and directors were appointed.

NAME	AGE	POSITION
Hakan Koyuncu	33	Chief Executive Officer and Vice Chairman of the Board
Scott Frohman	40	Chairman of the Board
Daniel Brauser	27	President, Chief Operating Officer, Chief Financial Officer and Director
Jason Rubin	25	Director

Capital Resources and Liquidity

Our balance sheet as of June 30, 2008 reflects assets of $4,710, consisting of cash of $1,616, property and equipment of $2,344 and deposits of $750. Total liabilities as of June 30, 2008 were $76,163, consisting of accounts payable of $5,018, and stockholder loans of $71,145.  We currently do not have enough cash to continue operations for one year.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no revenue, a working capital deficiency of $74,547, a stockholder’s deficiency of $71,453 and a negative cash flow from operations of $63,393 from inception. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of FASB 160 is not expected to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6 Evaluating Consistency of Financial Statements.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Accounting Officer carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no litigation pending or threatened by or against us.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 2, 2008, the Board of Directors approved a 2.479150872 for 1 forward stock split for all shareholders of the Company as of June 2, 2008.

During May 2008, a stockholder contributed 37,807,051 post split shares of common stock to the Company for no consideration.  The shares were cancelled by the Company upon receipt.

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

MONEY4GOLD HOLDINGS, INC.

Signature	Title	Date

/s/ Hakan Koyuncu	Chief Executive Officer, Director	August 19, 2008
Hakan Koyuncu

/s/ Daniel Brauser	President, Chief Financial Officer, Director	August 19, 2008
Daniel Brauser