Form 10-Q
period 2008-09-30
MONEY4GOLD HOLDINGS INC
filed 2008-11-19
CIK 1271075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

MONEY4GOLD HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	000-50494	98-0412432
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

595 South Federal Highway, Suite 600
Boca Raton, Florida, 33432
 (Address of Principal Executive Office) (Zip Code)

(561) 544-2451
 (Registrant's telephone number, including area code)

N/A
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

		☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
The number of outstanding shares of the issuer's common stock as of November 17, 2008 was 78,284,698.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		☐	Yes	☐	No

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

Money4Gold Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$1,575,738	$35,410
Accounts receivable - related party	99,113	-
Inventory	48,460	-
Prepaid asset - related party	187,627	-
Other current assets	5,790	-
Total Current Assets	1,916,728	35,410

Other Assets:
Intangible assets - net	341,532	3,750
Prepaid asset - related party	687,966	-
Other assets	20,944	-
Total Other Assets	1,050,442	3,750

Total Assets	$2,967,170	$39,160

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$83,243	$3,685
Accounts payable - related party	328,735	-
Accrued expenses	12,089	-
Total Current Liabilities	424,067	3,685

Stockholders' Equity:
Series A, convertible preferred stock, ($0.0001 par value, 25,000,000 shares authorized, 14,100,000 issued and outstanding)	1,410	-
Common stock, ($0.0001 par value, 200,000,000 shares authorized, 77,034,695 and 967,965 shares issued and outstanding)	7,704	97
Additional paid in capital	3,557,505	52,940
Accumulated deficit	(1,023,516)	(17,562)
Total Stockholders' Equity	2,543,103	35,475

Total Liabilities and Stockholders' Equity	$2,967,170	$39,160

Money4Gold Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

		For the Period from
	For the Three	February 14, 2008
	Months Ended	(Inception) to
	September 30, 2008	September 30, 2008

Revenues - related party	$735,024	$735,024

Cost of revenue	434,833	455,333

Gross profit	300,191	279,691

Operating expenses
General and administrative	1,034,948	1,303,672
Total operating expenses	1,034,948	1,303,672

Loss from operations	(734,757)	(1,023,981)

Other income
Interest income	465	465
Total other income	465	465

Net loss	$(734,292)	$(1,023,516)

Net loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	61,403,716	37,658,512

Money4Gold Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Period from February 14, 2008 (inception) to September 30, 2008
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,023,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related party	3,037
Amortization	82,875
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable - related party	(99,113)
Inventory	(48,460)
Other current assets	(5,790)
Other assets	(20,944)
Increase (Decrease) in:
Accounts payable	80,513
Accounts payable - related party	328,735
Accrued expenses	12,089
Net Cash Used In Operating Activities	(690,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	(70,000)
Net Cash Used in Investing Activities	(70,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	2,400,000
Proceeds from stock issued to founders	50,000
Cash paid as offering costs	(113,688)
Net Cash Provided By Financing Activities	2,336,312

Net Increase in Cash and Cash Equivalents	1,575,738

Cash and Cash Equivalents - Beginning of Period	-

Cash and Cash Equivalents - End of Period	$1,575,738

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-
Interest	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for future services and non-compete intangible - related party	$1,230,000

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company's Form 8-K filed on July 29, 2008.  The interim results for the period ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations, Reorganization and Reverse Acquisition

Money4Gold Holdings, Inc. (“M4GHI” or the “Company”) is a Delaware corporation incorporated in 2003.  On July 23, 2008, M4GHI changed its name to Money4Gold Holdings, Inc. from Effective Profitable Software, Inc. (“EPS”). Also on July 23, 2008, the Company, which was then inactive, acquired Money4Gold, Inc. (“M4G”) in a Share Exchange Agreement issuing 52,350,002 shares of common stock and 14,100,000 shares of Series A, convertible preferred stock. The then principal shareholders of the Company cancelled 74,994,315 shares of common stock in connection with the share exchange. Through direct marketing and online advertising, the Company purchases precious metals from the public, through a refinery partner refines these items into their pure state and sells them on the spot market.

M4GHI currently has three subsidiaries – M4G, HD Capital Holdings, LLC (“HD”) and Money4Gold W.Y., Inc. (“M4GWY”)

HD was incorporated in Delaware on February 14, 2008.

M4G was incorporated in Delaware on March 26, 2008.

M4GWY was incorporated in Delaware on July 8, 2008.

(A) Unit Exchange between HD and M4G

On April 1, 2008, HD entered into a unit purchase agreement with M4G and exchanged all of its 10,000 outstanding membership units for 11,828,413 shares of Class A common stock and 5,152,000 shares of Class B common stock of M4G.  M4G was inactive at the time of the exchange.

In substance, upon completing the exchange, there was no material change in control as the related party shareholders post-exchange were the same as the unit holders pre-exchange.  The Company effectively changed its tax status from a pass-through entity to a "C" corporation.

There was no financial accounting impact for this transaction as it represented a corporate reorganization.  The Company believes that the guidance in SFAS No. 141 as it pertains to common control would be relevant.  As a result, the Company accounted for the exchange at cost. Accordingly, there was no step-up in fair value, and there was no recognition of intangible assets in the exchange and no goodwill or associated allocation was required.  The Company also believes that related accounting for reverse acquisitions and recapitalizations is not applicable. Finally, the provisions of SFAS No. 141 as it relates to the presentation of pro-forma financial information did not apply.

Although M4G effected the reverse acquisition and recapitalization with M4GHI, HD was considered a predecessor to M4G, therefore, the results of operations and cash flows are from the inception of HD.

(B) Share Exchange between M4GWY and M4G

On July 16, 2008, M4GWY entered into a share exchange agreement with M4G and exchanged all of its 20,000 outstanding shares of common stock for one share of Class A common stock of M4G. The purpose of this reorganization was for competitive business advantages.

In substance, upon completing the exchange, there was no material change in control as the related party shareholders post-exchange were the same as the unit holders pre-exchange.  The Company effectively changed its tax status from a pass-through entity to a “C” corporation.

There was no financial accounting impact for this transaction as it represented a corporate reorganization.  The Company believes that the guidance in SFAS No. 141 as it pertains to common control would be relevant.  As a result, the Company accounted for the exchange at cost. Accordingly, there was no step-up in fair value, and there was no recognition of intangible assets in the exchange and no goodwill or associated allocation was required.  The Company also believes that related accounting for reverse acquisitions and recapitalizations is not applicable. Finally, the provisions of SFAS No. 141 as it relates to the presentation of pro-forma financial information did not apply.

(C) Reverse Acquisition and Recapitalization

On July 23, 2008, EPS, a then shell corporation, merged with M4G and M4G became the surviving corporation. This transaction was accounted for as a reverse acquisition. EPS did not have any operations and majority-voting control was transferred to M4G.  The transaction also requires a recapitalization of M4G. Since M4G acquired a controlling voting interest, it was deemed the accounting acquiror, while EPS was deemed the legal acquiror. The historical financial statements of the Company are those of M4G, and of the consolidated entities from the date of merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

Pursuant to the merger, EPS's majority stockholder cancelled 74,994,315 shares of common stock and the Company concurrently issued 52,350,002 shares of common stock and 14,100,000 shares of Series A, convertible preferred stock to M4G. Upon the closing of the reverse acquisition, M4G stockholders held 76% of the issued and outstanding shares of common stock.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest

Under generally accepted accounting principles, when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the minority interest since there is no obligation of the minority interest to make good on such losses.  The Company, therefore, has included losses applicable to the minority interest against its interest. If future earnings do materialize, the Company will be credited to the extent of such losses previously absorbed.  For financial reporting purposes, minority interest will not be presented until the minority's share of profit exceeds its previously recorded deficit.

Risks and Uncertainties

The Company operates in an industry that is subject to fluctuating prices of precious metals and significant competition. The Company's operations are subject to significant risk and uncertainties including financial, operational, regulatory and other risks, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates during 2008 included the valuation and estimated useful life of intangible assets and related potential impairment and fair value of stock issued to a related party for services.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2008 and March 31, 2008, there was a balance of $1,334,468 and $0, respectively, which exceeded the federally insured limit.

Accounts Receivable

Accounts receivable represents obligations from a related party refiner that is subject to normal collection terms.  The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates.

During the three months ended September 30, 2008 and for the period from February 14, 2008 (inception) to September 30, 2008, the Company has not recorded any provision for doubtful accounts.

Inventory

At September 30, 2008, the Company had inventory consisting of precious metals, which included gold, silver and platinum. During the three months ended September 30, 2008 and for the period from February 14, 2008 (inception) to September 30, 2008, there were no write-downs to net realizable value due to obsolescence.

The Company's inventory is physically held at the refiner, a related party.

Long Lived Assets

In accordance with Statement of Financial Statements SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded during the three months ended September 30, 2008 or for the period from February 14, 2008 (inception) to September 30, 2008.

Website Development

The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset.

Software Development

The Company has adopted the provisions of AICPA Statement of Position SOP No. 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use."  The type of costs incurred by the Company in developing its web site included the price of computer software purchased from third parties.

The Company makes ongoing evaluations of the recoverability of its capitalized web site and software by comparing the amount capitalized for each module or component to their estimated net realizable values.  If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values.  There were no impairment charges taken during the period from February 14, 2008 (inception) to September 30, 2008.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company earns revenue from the sale of melted precious metals including Gold, Silver and Platinum.  Revenue is recorded upon acceptance of the material by the refiner.  The Company permits no returns from the refiner. Once the product the Company has purchased has been held in inventory by the refiner for 10 days, the party who the Company acquired inventory from is not entitled to request the return of the inventory, at this time, the acquired inventory is ready for the melting process.

Cost of Sales

The Company includes in cost of sales the cost of precious metal purchases, refining fees, marketing and freight costs to acquire inventory, fulfillment cost to process the handling and preparation of our mail-order kit (the "G-Pak"), and the G-Pak printing materials.  The G-Pak contains all the necessary prepaid envelopes, documents, and printing supplies necessary to acquire precious metals from our customers.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.  Advertising expense for the three months ended September 30, 2008 and the period from February 14, 2008 (inception) to September 30, 2008 was $482,261 and $562,191, respectively.

Stock-Based Compensation

All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R "Share-Based Payment".  For the period from February 14, 2008 (inception) to September 30, 2008, the Company has not issued any stock based compensation to employees.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services is recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable – related party, inventory, prepaid asset –related party, and other current assets, accounts payable, accounts payable – related party and accrued expenses, approximates fair value due to the relatively short period to maturity for these instruments.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material effect on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company's 2008 year. The adoption of SFAS No. 159 did not have a material effect on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB SFAS 141, "Business Combinations".  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company's results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position ("FSP") SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under

SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active" ("FSP FAS 157-3"), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 did not have a material effect on the Company's financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Intangible Assets

(A)	Non-Compete Agreement and Prepaid Refiner Services - Related Party

On May 1, 2008, M4G issued 3,817,143 shares of Class A common stock, for future refinery services and a non-compete agreement, having a fair value of $1,230,000 ($0.3859/share).  In determining the fair value of these issued shares, management considered factors such as M4G status as a private entity at the time of the share issuance.  Additionally, the Company’s management used various valuation techniques such as incorporating elements of enterprise value, present value of discounted cash flows, forecasts and projections based upon limited current and actual historical data, valuation of the Company’s private placement occurring at the same time as the reverse acquisition closing, as well as consideration of discounts to market for lack of marketability, rule 144 restrictions subject to registration rights agreements and other reasonable market factors and financial measures for an entity that was non-operational at the time of the share issuance.

The future refinery services to be rendered include the receiving, grading, inventory control and refining services.  Under the non-compete the refinery is restricted from supporting a direct competitor or directly competing against the company.  The shares were fully vested at the date of issuance.  A board director of the Company is an officer of the refiner.

The Company allocated the total valuation of the share issuance to the non-compete for $291,865 with the remaining $938,135 allocated to prepaid services. The allocation was based on the weighted average of the relative fair values ascribed to those assets. The Company has classified $187,627 as the current portion of the prepaid, with the remaining $750,508 included as a long-term asset.  The non-compete and intangible asset are being amortized over the life of the service agreement, which is five years. Amortization expense for the three months ended September 30, 2008 and for the period from February 14, 2008 (inception) to September 30, 2008 was $61,500 and $82,000, respectively.

At September 30, 2008, under SFAS No. 144, the Company determined that no impairment was required.  The Company plans to assess the carrying amount of the intangible asset and prepaid when evidence becomes available regarding impairment as well as at each annual reporting period date.

(B)	Commercial Production Costs

During September 2008, the Company paid $56,250 for the direct production costs of a television advertisement commercial.  The commercials are in use as of September 30, 2008 and are being amortized over the estimated useful life of five years.  Amortization expense for the three months ended September 30, 2008 and for the period from February 14, 2008 (inception) to September 30, 2008 was $250 and $250, respectively.

(C) Website Development Costs

In March 2008, the Company paid $3,750 to acquire its website.  Amortization expense for the three months ended September 30, 2008 and for the period from February 14, 2008 (Inception) to September 30, 2008 was $313 and $625, respectively.  The website is included as a component of intangible assets.

(D) Internal Use Software Development

During the period from February 14, 2008 (inception) to September 30, 2008, the Company paid $10,000 to third party consultants in connection with the development of proprietary software.  The software was in development through September 30, 2008 and will be amortized over a three-year period commencing October 1, 2008.  The software is included as a component of intangible assets.

At September 30, 2008, intangible assets consisted of:

Non-compete covenant	$291,865
Commercial production costs	56,250
Internal use software development	10,000
Website development cost	3,750
361,865
Less: accumulated amortization	(20,333)

Intangible assets - net	$341,532

Note 4 Stockholders' Equity

(A)	Issuances in Accounting Acquiror

During March 2008, HD issued 10,000 member units to its founders for $50,000 ($5/unit).

On March 26, 2008, M4G issued 967,965 founder shares having a fair value of $3,037 ($0.0031/share), based upon the services provided prior to incorporation by three persons consisting of the Company's current Chairman of the Board, Chief Executive Officer and President and Chief Financial Officer.

On April 1, 2008, HD entered into a unit purchase agreement with M4G and exchanged all of its 10,000 outstanding membership units for 11,828,413 shares of Class A common stock and 5,152,000 shares of Class B common stock of M4G.  The share exchange was accounted for at par value and treated as a recapitalization amongst two private entities.

On May 1, 2008, M4G issued 3,187,143 shares of Class A common stock, for future refinery services and a non-compete agreement, having a fair value of $1,230,000 ($0.3859/share).

On June 17, 2008, 637,429 shares of the Class B common shares were converted to Class A common stock. This transaction was accounted for at par value.

Prior to the Share Exchange with M4GHI, M4G agreed to issue 63,743 shares of its common stock to a third party for services, having a fair value of $60,000 ($0.94/share) based upon the fair value of the services to be provided. On September 10, 2008, M4G and this third party entered into a Release Agreement terminating all obligations of M4G for non-performance.  In November 2008, M4GHI’s board of directors intends to cancel and retire these shares.  (See Note 6(A))

On July 23, 2008, the Company issued 52,350,002 shares of common stock in connection with the reverse acquisition and recapitalization.

(B)	Private Placement

During the period July 23, 2008 through August 21, 2008, M4GHI sold 40 units at $60,000 per unit. Each unit consisted of 200,000 shares of common stock and three-year warrants to purchase 200,000 shares of common stock at an exercise price of $0.50 per share.  The warrants may be cashlessly exercised if after one year of their issuance there is no effective registration statement for the resale of the shares underlying the warrants.  Net proceeds were $2,286,312 including cash paid as direct offering costs of $113,688.

As a result of the offering, the Company issued 8,000,000 shares of common stock and 8,000,000 warrants.

The following is a summary of the Company's warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding - February 14, 2008 (inception)
Granted	8,000,000	$0.50
Exercised	-	$-
Forfeited	-	$-
Outstanding - September 30, 2008	8,000,000	$0.50
Exercisable - September 30, 2008	8,000,000	$0.50

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	8,000,000	2.92 years	$0.50	8,000,000	$0.50

Note 5 Related Party Transaction

During the period March 1, 2008 through June 30, 2008, the Company paid $24,396 to an affiliate of the Company's Chief Executive Officer for consulting services rendered.

On May 6, 2008, the Company executed a one-year agreement with an affiliate of the Company's Chief Executive Officer to provide consulting services.  The Company agreed to pay $5,000 per month over the term of the agreement. Effective July 1, 2008, the agreement was terminated.

During the period from May 1, 2008 through September 30, 2008, the Company paid $551,506 to an affiliate of the Company's Chief Executive Officer for leads that the Company uses in seeking customers as part of its marketing services. Of the total, $48,027 was expensed as a component of cost of sales. This related party continues to provide services under a verbal agreement.

Note 6 Commitments

(A) Third Party Consulting Agreement

On April 28, 2008, the Company entered into a commercial production agreement with a third party to provide television and radio commercials.  The Company was required to pay $105,000.  Of the total due, $75,000 was payable as follows: $37,500 on or before May 30, 2008, $18,750 upon approval of script outlines and $18,750 upon approval of rough cuts of the production spots for television and radio.  The final $30,000 was payable in 31,872 shares of restricted stock on or before June 15, 2008.  In addition, the Company was to pay a monthly management fee of $15,000 per month commencing two months after execution of the agreement, of which the first two months was payable in 31,871 shares of restricted stock on or before August 1, 2008.  On September 10, 2008, a total of $56,250 of payments were made and a release from the contract was granted with no further payments owing including the 63,743 restricted shares that were to be issued.  (See Note 4(A))

(B) Employment Agreements

On July 15, 2008, the Company entered into separate two-year employment agreements with the Chief Executive Officer and Chief Financial Officer.  These officers will each receive compensation of $87,500 for the first six months, $100,000 for the second six months, and $225,000 for the second year of the agreements.

Note 7 Concentrations

Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties", addresses corporate vulnerability to concentrations.

For the three months ended September 30, 2008 and for the period from February 14, 2008 (inception) to September 30, 2008, 100% of revenues and accounts receivable were from one customer, the refiner, a related party.

For the three months ended September 30, 2008 and for the period from February 14, 2008 (inception) to September 30, 2008, the Company had purchases from one vendor totaling 44% and 42%, respectively.  At September 30, 2008, the Company has 78% of its accounts payable from one vendor, a related party.

Note 8 Subsequent Events

On October 20, 2008, the Company adopted the 2008 Equity Incentive Plan (the “Plan”) covering 8,000,000 stock rights including options, restricted stock and stock appreciation rights. Under the Plan, non-employee directors receive initial and annual grants of options and restricted stock for their service as a director and committee member. The initial grants vest over a three-year period and the annual grants vest on June 30 of each year, subject to continued service with the Company on the applicable vesting dates.

(A) Stock Option Grants

The Company granted 573,134 non-qualified stock options to contractors and non-employee directors for services to be rendered.  The options are exercisable over a five-year term at $0.67 per share. Of the total options granted, 373,134 were issued to two non-employee directors under the terms of the Plan vesting annually in equal increments over a three-year period.  The remaining 200,000 options are fully vested.  These options had a fair value of $303,016 using the Black-Scholes option-pricing model.

On October 20, 2008, the Company granted 250,000 non-qualified stock options to two non–employee contractors for future services.  The options are exercisable over a five-year term, vesting quarterly in equal installments.  These options are exercisable at $0.30 per share. These options had a fair value of $144,875 using the Black-Scholes option-pricing model.

The total fair value of the options of $447,891 was based upon the use of a Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	2.79%
Expected dividend yield	0%
Expected volatility	108%
Expected life	5 years
Expected forfeitures	0%

(B) Stock Issuance

On October 8, 2008, the Company granted 1,250,000 shares of restricted common stock to a consultant for future services.  The shares are fully vested and were valued at $737,500 based upon the quoted closing trading price of the stock as of the issuance date.

On October 20, 2008, the Company under the Plan issued 300,000 shares of restricted stock to a director upon appointment to the Board. The shares vest in equal increments annually over a three-year period, subject to continued service as a director on each applicable vesting date. This director waived the right to receive the initial grant and annual grants for three years.  The shares were valued at $183,000 based upon the quoted closing trading price of the stock as of the issuance date.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company provides an easy and convenient way for individuals to convert unwanted jewelry to cash. The Company is a producer of gold, silver and platinum through scrap aggregation.  Through direct marketing, online advertising and its mail-order system, the Company purchases unwanted items containing precious metals from the public at scrap prices and through a refinery partner refines these items into their pure state and sells them at spot prices.

We are continuing to expand our marketing efforts on a national basis across multiple marketing channels.  Through these channels, potential customers are directed to our website or inbound call-center.  Upon arriving at either channel, they provide us with basic information that is used to deliver our mail-order kit to them.  Once a customer receives our mail-order kit, they use it to package any unwanted items containing precious metals that they are interested in selling and mail it to us.  Each mail-order kit may be tracked via our website and upon its arrival; the materials included are assessed based on metal type, purity and weight.  We utilize the London spot pricing for each metal type for pricing of customer items on the day in which it is processed. We then send out a payment check to our customers, based on the aggregate value of their items less our fees and costs. Once the customer cashes their check, our contractual obligation with that customer is completed. In the event a customer does not like the amount they receive from us, our terms stipulate they have up to 10 days to return the check to us, at which time we will return their items.

In the third quarter of 2008 we accomplished significant milestones:

●	We raised equity funds of $2,400,000 providing us with the funds necessary to execute on our business plan;

●	We developed our business model and launched our business;

●	We successfully test marketed our business model;

●	We launched the second version of our consumer website which brought with it a new look and feel as well as being optimized for search engine marketing; and

●	We launched a Spanish version of our consumer website making our services more readily available to Spanish speaking customers in the U.S.

Critical Accounting Estimates

This discussion and analysis of our financial condition presented in this section is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures.  We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, allowances for accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets, valuation of goodwill, and the valuation of stock based compensation.  We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company has adopted the provisions of AICPA Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use.”  The type of costs incurred by the Company in developing its web site included the price of computer software purchased from third parties. These costs are either expensed or capitalized depending on the type of cost and the stage of development of the web site.

The Company makes ongoing evaluations of the recoverability of its capitalized web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values.  If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values.  There were no impairment charges taken during the period from February 14, 2008 (inception) to September 30, 2008.

The Company paid $56,250 for the production of a TV advertisement.  These costs will be amortized over five years.  Amortization expense for the three and nine months ended September 30, 2008 was $250 and $250, respectively.  The Company paid $291,865 in stock issued to Republic Metals for the value of the non compete clause to be amortized over 60 months.  As of September 30, 2008, $19,458 had been amortized.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company earns revenue from the sale of melted precious metals including gold, silver and platinum.  Revenue is recorded upon acceptance of the material by the refiner.  The Company permits no returns from the refiner.  Once the product has been held in inventory by the refiner for 10 days, the party who the Company acquired the inventory from is not entitled to request the return of the inventory.  At this time, the acquired inventory is ready for the melting process.

Stock-Based Compensation

All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  For the period from February 14, 2008 (inception) to September 30, 2008, the Company has not issued any stock based compensation to employees. Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Results of Operations

Since our inception in November 18, 2003 to July 23, 2008, we were in the development stage, without material assets or activities.  Upon the consummation of the July 23, 2008 business combination, we exited the development stage.  For that reason, we have eliminated year-to-year comparisons, since it is not meaningful.

For the period from July 1, 2008 to September 30, 2008, we generated $735,024 in revenues and realized a gross profit of $300,191.

For the period from February 14, 2008 (inception) to September 30, 2008, we generated $735,024 in revenues (all from the third quarter) and realized a gross profit of $279,691.

For the period from July 1, 2008 to September 30, 2008, our total operating expenses were $1,034,948 including general and administrative expenses, rent, legal accounting fees and marketing.  Marketing expenses are recorded as incurred.  These expenses do not result in immediate revenues being generated.  Due to our business cycle which includes the time it takes to send a requested G-Pak to a potential customer, the time it takes for that customer to return the G-Pak to the Company and the specified return period, our experience to date is that we incur an approximately 30 to 60 day period before these expenses lead to revenues.  Our total marketing expense for the three months ended September 30, 2008 was $482,261.

For the period from February 14, 2008 (inception) to September 30, 2008, our total operating expenses were $1,303,672 and our total marketing expense was $562,191.

For the period from July 1, 2008 to September 30, 2008, we incurred a net loss of $734,292, which resulted largely from our increased marketing activity during the end of the period.

For the period from February 14, 2008 (inception) to September 30, 2008, we incurred a net loss of $1,023,516, which resulted largely from our increased marketing activity beginning in late July 2008.

Liquidity and Capital Resources

For the period from February 14, 2008 (inception) to September 30, 2008, we used net cash of $690,574 to fund our operating activities. From our net loss of $1,023,516, the primary offsetting items were unpaid accounts payable of $411,978.  For the period from February 14, 2008 (inception) to September 30, 2008, we used $70,000 of net cash in investing activities. For the period from February 14, 2008 (inception) to September 30, 2008, we received net cash of $2,336,312 from financing activities which consisted of $2,400,000 in gross proceeds we received from our private placement and $50,000 received form the founders of M4G, less cash paid as direct offering costs of $113,688 from the private placement.

As of the date of this Report, we have $1,291,551 in available cash.  Over the next 12 months our marketing efforts will be our most significant uses of cash. Due to the nature of Internet marketing, cash is expended prior to receipt of proceeds from revenues, which means that the more we grow, the more we need cash to support our growth.  Our cash needs will be affected by the lag we realize between when we use cash for marketing and when we receive proceeds from the sale of the refined material.  Our current cash resources may become a limiting factor as we increase our rate of growth and we anticipate that we may require additional capital to further fund these activities within the next 12 months.  We are hoping to finance our growth and working capital needs with lines of credit from banking institutions due to the nature of our business, specifically the fact that we will be holding large amounts of precious metal assets. However, because of the current problems affecting the global credit markets, we may not be able to borrow sufficient amounts to meet our working capital needs. Accordingly, we may be required to issue equity and/or debt securities. To the extent we are successful in raising funds from equity and equity-linked securities, it will dilute our existing shareholders.

Related Person Transactions

We incur significant marketing expenses from a company which is 50%-owned by our Chief Executive Officer. See Note 5 to our Unaudited Consolidated Financial Statements. We believe that the terms are more favorable to us than those which we can obtain from unrelated third parties.

Forward Looking Statements

The statements in this Report relating to expansion of our marketing, future growth, and our future liquidity are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements. Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the impact of competition, the future prices of gold and other precious metals, future economic conditions and the condition of the global credit and capital markets. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 8-K filed on July 29, 2008.

Item 3.     Qualitative and Quantitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.     Controls and Procedures

Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officers and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officers and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Changes in Internal Controls Over Financial Reporting

During the last quarter, the Company made no changes in the control procedures related to financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MONEY4GOLD HOLDINGS, INC.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

                  None.

Item 1A.   Risk Factors.

                  Not applicable to smaller reporting companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

                  None.

Item 3.      Defaults Upon Senior Securities.

                  Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5.      Other Information.

                  Not applicable.

Item 6.      Exhibits.

(a)	Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement (1)
3.1	Amendment to Certificate of Incorporation (1)
3.2	Certificate of Correction
3.3	Amended and Restated Certificate of Incorporation
3.4	By-laws (2)
4.1	Form of Warrant
10.1	Summary of Oral Agreement with Lead Creations.com, LLC
10.2	Employment Agreement with Daniel Brauser (1)
10.3	Employment Agreement with Hakan Koyuncu (1)
31.1	Certification of Principal Executive Officer (Section 302)
32.1 32.1	Certification of Principal Financial Officer (Section 302) Certification of Principal Executive Officer (Section 906)
32.2	Certification of Principal Financial Officer (Section 906)
___________________

(1) Contained in the Form 8-K filed July 29, 2008.

(2) Contained in the Form SB-2 filed October 4, 2006.

MONEY4GOLD HOLDINGS, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONEY4GOLDHOLDINGS, INC.

November 19, 2008	/s/ Hakan Koyuncu
Hakan Koyuncu
Chief Executive Officer (Principal Executive Officer)

November 19, 2008	/s/ Daniel Brauser
Daniel Brauser
Chief Financial Officer (Principal Financial Officer)