Form 10-K
period 2008-12-31
MONEY4GOLD HOLDINGS INC
filed 2009-04-15
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Money4Gold Holdings, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-50494	98-0412432
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

595 South Federal Highway, Suite 600

Boca Raton, Florida 33432

(Address of Principal Executive Office) (Zip Code)

(561) 544-2447

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $18,935,266 market value based on 39,834,686 shares held by non-affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 8, 2009, there were 81,034,698 shares outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☐ No

INDEX

PART I

Item 1.         Business.

1

Item 1A.      Risk Factors.

3

Item 1B.      Unresolved Staff Comments.

3

Item 2.         Properties.

3

Item 3.         Legal Proceedings.

3

Item 4.         Submission of Matters to a Vote of Security Holders.

3

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issue
Purchases of Equity Securities.

4

Item 6.         Selected Financial Data.

4

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operation.

4

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

13

Item 8.         Financial Statements and Supplementary Data.

13

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

13

Item 9A.      Controls and Procedures.

13

Item 9A(T)  Controls and Procedures.

13

Item 9B.      Other Information.

14

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

15

Item 11.       Executive Compensation.

17

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

20

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

21

Item 14.       Principal Accounting Fees and Services.

21

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

22

i

PART I

Item 1.

Business.

Money4Gold Holdings, Inc. (“Money4Gold”) is in the business of assisting consumers in selling their gold and other precious metals and quickly providing consumers with a fair price by avoiding pawn brokers and other parties acting as middlemen. Thus, with the assistance of our refiner partner, a leading U.S. refiner, we are able to produce pure gold, silver and platinum by facilitating the broad-scale recycling of jewelry and other items containing precious metals in the United States, Canada and the United Kingdom. Our plan includes continued international expansion. Through online advertising and direct marketing, Money4Gold solicits individuals interested in selling their unwanted items such as jewelry. Our service is a fast, efficient convenient and easy solution for people looking to sell their unwanted jewelry for cash.

We believe that we have a scalable, low-cost business model designed to maximize our revenues and minimize our costs. As we continue to reach consumers, we are able to adapt to economic and supply/demand changes in a cost effective manner which will lower our costs. Such cost reductions may result from increased marketing efficiencies.

Opportunity – An Uncertain Economy

In a global economic downturn, “cash is king.” Unemployment is at its highest in 25 years and we believe individuals seeking to sell their precious metals will rise. Investors often rush into gold during financial panics, and it is also seen as an inflation hedge according to the World Gold Council. As the need for cash increases during an economic downturn, so does the value of gold.

Gold has remained less volatile than almost all other assets during the financial crisis, although its recent prices have fluctuated. According to a recent Barron’s article, gold could return to record levels as investors scramble for safety in uncertain times. Quoting the former Director of International Research at Drexel Burnham Lambert “the value of gold essentially derives from its capacity to preserve real capital and purchasing power.” According to Roy W. Jastram in his book The Golden Constant, over long periods of time, gold maintains its purchasing power remarkably well. In recent months, gold prices have soared as concerns over the credit markets and the U.S. economy have ramped up considerably, while the Dow Jones Industrial Average continues to suffer record point declines.

In February, President Obama signed a stimulus package which will pump $787 billion into the U.S. economy. “By increasing the number of U.S. dollars in circulation … the U.S. government can also reduce the value of the dollar in terms of goods and services, which is the equivalent to raising the prices in dollars of those goods and services,” opined Ben Bernanke, the Chairman of the Federal Reserve in a speech in 2001. Thus, when governments supply liquidity into the economy, they are setting up the foundation for increased inflation. Because gold is believed to be an inflation hedge, we believe that this plays into the hands of the demand for gold. With the U.S. banking system in disarray and a skeptical reaction to the stimulus plan, we believe that this may increase the demand for gold. Recently, a senior figure at Standard Bank Asia stated “[g]old operates outside the banking system. It will retain its value even if the banking system collapses.”

Process

According to the World Gold Council, over 80% of available gold and silver consumed in the United States annually is utilized in the production of jewelry and related artistic items. By and large, these items are sold to general consumers. A subset of these items becomes unwanted or broken each year. We provide a method for consumers to monetize those assets, while also providing recycled material back into the overall market.

Marketing

We reach our potential customer base primarily through online advertising. Through our relationship with a direct marketing/online lead generation company co-owned by our Chief Executive Officer and access to their proprietary software, we can strategically market our product through targeted Internet advertising. Our online electronic creative pieces, most commonly banners and contextual banners, are placed on publisher websites focused on generating potential customers by driving traffic to our website. When a customer clicks on our advertisement, they are sent to our website and asked to provide their address in order to obtain the materials to send in their precious metals. We also generate traffic through various regional and national radio and television commercials which invites the consumer to our website or to call our toll free number (1-888-D4Gold1). For 2008, the majority of our marketing efforts were focused on Internet marketing. Towards the end of 2008, we began test marketing our services in more traditional marketing channels including television, print and radio. We believe that it will be important to successfully market our services through a combination of these channels and will continue to expand our efforts in the channels that are providing the greatest return on investment.

Once an individual has shown interest via the Internet or by phone in selling their unwanted precious metal, the potential customer provides us with basic information that is used to deliver to them a mail-order kit, which we call our G-Pak. The mail-order kit includes a welcome letter, a Ziploc pouch, a tear free prepaid shipping envelope and a form on which the customer provides updates to their contact information as well as a record of the items being sent in. Each mail-order kit may be tracked via our website and upon its arrival the materials are assessed.

We have a Services Agreement with Republic Metals Corporation (“Republic”) which processes all jewelry submitted by potential customers. Republic is a significant shareholder and one of its officers is a member of our Board of Directors. Republic is one of the largest and fastest growing precious metal refiners in the U.S. With their knowledge, experience and technical expertise, coupled with a state of the art refining facility, we believe Republic is generally able to provide our customers higher returns for their precious metals. Additionally, all material sent to Republic is refined on site – no subcontractors are used. Our Services Agreement is for a term of five years and was entered into in June 2008. In consideration for entering into the Agreement, the Company issued 10,000,000 shares of common stock to Republic.

Upon its receipt at Republic, the item is scanned into a database. Thereafter, the item is weighed, evaluated and estimations of the cost of melting the items are determined. The materials are evaluated on a number of factors including metal type, purity and weight. To determine the value of the precious metals, Republic utilizes the London spot price for each metal type based on the day the items are processed.

Within one business day, a check is mailed to the customer based on the total value of the items. The customer is given 10-days to cash or return the check. If the check is cashed or if it is not returned within the period, the offer is deemed accepted and the items are refined.

Money4Gold W.Y., Inc. (“M4GWY”), a wholly-owned subsidiary of the Company, recently entered into a Services Agreement with MGE Enterprises Corporation (“MGE”), an industry competitor.  Under the Services Agreement, M4GWY, through its exclusive Services Agreement with Republic, will provide MGE with appraising, refining and other services for a period of two years.

Since inception we have served approximately 15,000 customers. Demand for our service has been fueled by the acceptance of our business model as a way to receive money for unwanted metals.

Competition

Our primary competitors are Cash4Gold, LLC (www.cash4gold.com), My Gold Envelope or MGE, BGC Management, Inc. (Brokengold.com) and Lippincott, LLC (goldkit.com). Cash4Gold dominates the market with regular advertisements on leading cable television channels. Although it is privately held and no information is publicly available, what makes our service model superior to our competition is that we have a Services Agreement with a refinery. The experience, infrastructure and resources of the refinery enable us to offer higher payouts and process materials cost effectively.

We also compete against pawn shops and jewelry stores who in turn sell it to a middleman who then sells it to a refinery. We eliminate the middleman and pass along a portion of this back to its customers. Recently, competitors have advertised heavily in local newspapers seeking to solicit consumers to visit hotel suites or the conpetitors’ stores and sell their jewelry. We do not know how successful they are, but the volume of full page advertisements suggest that they are successful.

Because of our relationship with the refinery, we believe that we provide our customers with the largest margin and provide bigger payouts than those companies that buy the gold and sell it to a refinery.

Government Regulation

Because of the nature of our business, we are subject to the Federal Trade Commission’s unfair trade practice rules and various state laws designed to protect consumers including “little” unfair trade practice laws. Florida regulates secondhand dealers. Compliance with this Florida law is not practical for our business model. For that reason, we established our Wyoming subsidiary, which is not subject to similar restrictions. We believe that selling precious metals from our Wyoming subsidiary to an unrelated party which does business in Florida does not bring us within the purview of the definition of a “Secondhand Dealer” as defined by the Florida statutes. Our largest competitor, Cash4Gold, is also based in Florida.

Employees

We have 10 full-time employees and one part-time employee including two of our executive officers. None of our employees are subject to a collective bargaining agreement.

History and Corporate Acquisitions

The Company was incorporated in Delaware on November 18, 2003 under the name Modena 2, Inc. On May 10, 2005, the Company acquired EPS, Inc., an Arkansas corporation, in order to focus on business evaluation software and changed our name to Effective Profitable Software, Inc.

On July 23, 2008, we changed our name to Money4Gold Holdings, Inc. and acquired Money4Gold, Inc. (“M4G”), a precious metal company. M4G owns 100% of HD Capital Holdings LLC (“HD”) and M4GWY. The Company’s operations are conducted through M4GWY.

Our Subsidiaries

On April 1, 2008, HD entered into a unit purchase agreement with M4G and exchanged all of its membership interests in exchange for Class A and Class B common stock of M4G. M4G was inactive at the time of the exchange.

On July 16, 2008, M4GWY entered into a share exchange agreement with M4G and exchanged all of its 20,000 outstanding shares of common stock for one share of Class A common stock of M4G. The purpose of this reorganization was for competitive business advantages.

On December 4, 2008, the Company formed Money4Gold Precious Metals, Inc., (“Precious Metals”) a subsidiary governed under Canadian law. On December 22, 2008, Precious Metals acquired the assets of 9152-5717 Quebec, Inc.

On December 5, 2008, the Company formed Money4Gold UK Limited (“M4GUK”), a United Kingdom subsidiary, which in March 2009 entered into a strategic alliance with an established local marketing firm.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our principal offices are located at 595 South Federal Highway, Suite 600, Boca Raton, Florida, 33432 where we lease office space under a lease that expires in January 2010.  M4GWY has an address at 970 West Broadway, #492, Jackson, Wyoming 83001. Precious Metals has a Canadian office located at 100 Alexis-Nihon Blvd. #948, St-Laurent, QC H4M 2P5. M4GUK has a United Kingdom office located at 15 Wrotham Business Park Wrotham Park, Barnet Hertfordshire, EN5 4SZ. We maintain a website at www.dollars4gold.com. M4GUK maintains a website at www.money4golduk.com

Item 3.

Legal Proceedings.

In January 2009, Green Bullion Financial Services, LLC, which operates under the trade name Cash4Gold filed suit against us and two unrelated defendants in the United States District Court, Southern District of Florida. The complaint alleges that we, together with an Internet marketing company, launched a campaign to deceive consumers into believing they are doing business with Cash4Gold. Among other things, the defendants are alleged to have secretly diverted consumers to one of our websites. The plaintiff is seeking monetary and injunctive relief claiming the defendants committed copyright infringement, false designation of origin, false advertising, unfair competition, violation of the Anti-Cyber Piracy Consumer Protection Act and violation of the Florida Deceptive and Unfair Trade Practices Act. The amount of damages the plaintiff is seeking is unspecified. We believe that insofar as the allegations relate to us, the factual basis of the allegations is false and intend to vigorously defend the lawsuit.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol MFGD. The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board. The last reported sale price of our common stock as reported by the Bulletin Board on April 9, 2009 was $0.31 per share. As of that date, there were 182 record holders.

Year	Quarter Ended	Bid Prices
		High	Low
2008	March 31, 2008	$0.25	$0.07
	June 30, 2008	$0.68	$0.03
	September 30, 2008	$1.65	$0.30
	December 31, 2008	$0.89	$0.22

2007	December 31, 2007	$0.21	$0.21

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission (the “SEC”), we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below. All securities in the table below are shares of common stock, except as indicated.

Name	Date Sold	No. of Securities	Reason for Issuance
Consultant	October 8, 2008	1,250,000	Consulting Agreement
Consultant	October 20, 2008	50,000 five-year stock options exercisable at $0.30 per share	Consulting Agreement
Consultant	December 29, 2008	50,000	Consulting Agreement

Item 6.

Selected Financial Data.

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Company Overview

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

In 2008 we accomplished significant milestones:

•

We raised $2,400,000 providing us with the funds necessary to execute on our business plan;

•

We developed our business model and launched our business;

•

We successfully test marketed our business model;

•

We launched the second version of our consumer website which brought with it a new look and feel as well as being optimized for search engine marketing;

•

We launched a Spanish version of our consumer website making our services more readily available to Spanish speaking customers in the U.S.; and

•

We acquired a Canadian competitor based in Montreal, Quebec.

Results of Operations

Since our inception in November 18, 2003 to July 23, 2008, we were in the development stage, without material assets or activities. Upon the consummation of the July 23, 2008 business combination, we exited the development stage. For that reason, we have eliminated year-to-year comparisons, since it is not meaningful.

From February 14, 2008 (inception) to December 31, 2008, we generated $1,561,444 in revenues (all from the third and fourth quarter). Our cost of revenues was $896,633. Cost of revenues is comprised of the cost of purchasing the precious metals, refining fees, fulfillment costs and the G-Pak printing materials.  This resulted in gross profit of $664,811. The Company earns revenue from the sale of precious metals and does not recognize revenue until the refiner accepts the items. As our business has evolved, we expect that future revenues are primarily dependent on two key elements—the availability of working capital to support our marketing efforts and the continued high price of gold.

For the period from February 14, 2008 (inception) to December 31, 2008 our total operating expenses were $3,877,058 including general and administrative expenses, rent, legal and accounting fees and marketing. Marketing expenses are recorded as incurred. These expenses do not result in immediate revenues being generated. Due to our business cycle which includes the time it takes to send a requested G-Pak to a potential customer, the time it takes for that customer to return the G-Pak to the Company and the specified return period, our experience to date is that we incur an approximately 30 to 60 day period before these expenses lead to revenues. Our total marketing expense from February 14, 2008 (inception) through December 31, 2008 was $1,579,478. Approximately 10% is included in our cost of sales and the balance in operating expenses.

For the period from February 14, 2008 (inception) to December 31, 2008, we incurred a net loss of $3,209,608, which resulted largely from our increased marketing activity beginning in late July 2008.

Liquidity and Capital Resources

For the period from February 14, 2008 (inception) to December 31, we used net cash of $1,487,876 to fund our operating activities. From our net loss of $3,209,608, the primary offsetting items were unpaid accounts payable of $838,746.

For the period from February 14, 2008 (inception) to December 31, 2008, we used $70,000 of net cash in investing activities.

For the period from February 14, 2008 (inception) to December 31, 2008, we received net cash of $2,336,312 from financing activities which consisted of $2,400,000 in gross proceeds we received from our private placement and $50,000 received from the founders of M4G, less cash paid as direct offering costs of $113,688 from the private placement.

On March 4, 2009, the Company issued a 90-day secured $250,000 note. The note is secured by all of the assets of the Company and limited $25,000 guarantees from the Company’s Chief Executive Officer and Chief

Financial Officer. On April 14, 2009, we amended the note by extending the due date to June 1, 2010. We agreed to prepay the note once we have raised $500,000. Additionally, if the note is not paid by September 4, 2009, the principal increases to $275,000. As consideration for the extension, we issued the noteholder 1,000,000 warrants, exercisable at $0.01 per share with cashless exercise rights. We have entered into an agreement with a broker-dealer which has agreed to use its best efforts to raise $3,000,000. We are also seeking to raise $2,000,000 from current investors. We are also seeking to borrow money from a factor to provide us working capital pending receipt of payment from Republic.

Over the next 12 months our marketing efforts will be our most significant uses of cash. Due to the nature of Internet marketing and traditional marketing, cash is expended prior to receipt of proceeds from revenues, which means that the more we grow, the more we need cash to support our growth. Our cash needs will be affected by the lag we realize between when we use cash for marketing and when we receive proceeds from the sale of the refined material. Our current cash resources may become a limiting factor as we increase our rate of growth. As of March 23, 2009, we had approximately $176,000 in available cash.

We are hoping to finance our growth and working capital needs with lines of credit from banking institutions due to the nature of our business, specifically the fact that we will be holding large amounts of precious metal assets. However, because of the current problems affecting the global credit markets and the decline in our stock price, we may not be able to borrow sufficient amounts to meet our working capital needs. Accordingly, we may be required to issue equity and/or debt securities. To the extent we are successful in raising funds from equity and equity-linked securities, it will dilute our existing shareholders.

Related Party Transactions

During the period from July 23, 2008 through December 31, 2008, we engaged in certain related party transactions. For information on these transactions and their financial impact, see Note 5 to the accompanying audited Consolidated Financial Statements contained in this Report.

New Accounting Pronouncements

Note 1 to the accompanying audited Consolidated Financial Statements contained in this Report.

Critical Accounting Estimates

This discussion and analysis of our financial condition presented in this section is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting estimates. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, allowances for accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets, valuation of goodwill, and the valuation of stock based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company follows the guidance of the SEC’s Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company earns revenue from the sale of melted precious metals, including gold, silver and platinum. Revenue is recorded upon acceptance by the refiner, and the weight is set in troy ounces. Once the refiner accepts the items (acceptance is defined as the refiner taking title to the precious metals and bearing the risk of loss), the Company permits no returns from the refiner. The refiner remits payment to the Company based upon what the refiner determines to be the fair value of the precious metals. Upon transfer of the precious metals to the refiner, the Company has no further obligations.

Under SFAS No. 123(R), “Share-Based Payment”, the Company recognizes an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

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

Forward Looking Statements

The statements in this Report relating to our continued marketing expansion, our belief regarding our business model and its ability to generate revenues, our ability to adopt to economic change in a cost-effective manner, the continued demand for gold, our liquidity, our anticipated growth, our belief that our agreement with Republic provides us with a competitive advantage, our ability to provide the largest margins and payouts and our belief regarding Florida’s Secondhand dealer statute are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors which follow. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the SEC.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in Money4Gold. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Business

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

We commenced our current operations in June 2008 and did not generate revenue until July 2008. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities. Start-up companies often are unsuccessful and encounter unanticipated expenses and difficulties, investors should consider this risk in determining whether to purchase or sell our common stock.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

The severe recession, freezing of the global credit markets and the decline in the stock market may adversely affect our ability to raise capital if we need additional working capital, assuming our current private placement is successful. Because we have not reported profitable operations to date, we may need to raise working capital. If adequate additional financing is not available on reasonable terms or at all, we may not be able to undertake expansion, continue our marketing efforts and we will have to modify our business plans accordingly. Additionally, there can be no assurances our current private placement will be successful.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments will dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Because of the current global economic crisis, we may be unable to sell equity or borrow funds to meet our working capital needs.

We are currently seeking to raise up to $5,000,000 on a best efforts basis. We are also seeking to borrow money from a factor to provide us working capital pending receipt of payment from Republic. The global economic crisis has substantially affected the credit markets and lenders by reportedly substantially reducing their willingness to lend to both commercial and consumer customers. Additionally, the number of companies seeking to raise money has increased significantly. With only a limited of number of potential investors, our ability to raise working capital is extremely limited. As a result, we may be unable to borrow funds to meet our working capital needs or, if we are able to enter into a facility with a commercial lender or factor, the terms may be unfavorable and may adversely affect our future operating results and financial condition. If we do not raise the necessary working capital, we may not be able to remain operational. We cannot assure you that we will raise any additional capital.

An investment in Money4Gold may be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants.

In order to raise additional capital to fund its strategic plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors. Exercise or conversion of derivative securities which are issued in the future will dilute existing investors.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If we grow rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, Hakan Koyuncu, our Chief Executive Officer, and Daniel Brauser, our President, Chief Operating Officer and Chief Financial Officer, are important to the management of our business and operations and the development of our strategic direction. The loss of the services of either Messrs. Koyuncu or Brauser and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

If the future price gold is substantially lower than current levels, customers would be less likely to recycle their jewelry which could adversely affect our business.

Our ability to obtain additional and continuing funding and our profitability will be significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include:

•

economic conditions including employment and unemployment rates;

•

the sale or purchase of gold by central banks and financial institutions;

•

interest rates;

•

currency exchange rates;

•

inflation or deflation;

•

fluctuation in the value of the United States dollar and other currencies;

•

speculation;

•

global and regional supply and demand, including investment, industrial and jewelry demand; and

•

the political and economic conditions of major gold or other mineral-producing countries throughout the world, such as Russia and South Africa.

The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and limit our profitability. If the future price for gold is substantially lower than today’s market price, our business may suffer.

Because we believe our business is cyclical, if the U.S. and global economies improve, we may experience reduced revenues and our results of operations may be adversely affected.

The price of gold and other precious metals historically rises as economic conditions worsen or if investors fear conditions will deteriorate. Gold and other prices are near their high prices but have fluctuated over the last year. We expect that if the current economic slowdown continues, consumers will seek to recycle their gold, silver and other precious metals in order to raise cash. Once the economic slowdown ends, our business may be adversely affected.

Because our executive offices and our refinery are located in the South Florida area, in the event of a hurricane our operations could be adversely affected.

Because South Florida is in a hurricane sensitive area, we are susceptible to the risk of damage to the refinery, which we believe provides us with a competitive advantage over our competitors. If damage caused to the refinery were to cause it to be inoperable for any amount of time, we may need to enter into an agreement with another refiner. Presumably, any agreement would not contain the favorable terms that we presently have with Republic. We are not insured against any losses or expenses that arise from a disruption to our business due to hurricanes or any damages to our customers precious metals held in inventory at the refinery.

If our customers choose not to transact business online, or via other direct marketing vehicles, our profitability will be limited.

Sellers of precious metals may not choose to transact business online or via other direct response mechanisms, which would prevent us from increasing our revenues. Specific factors that could prevent consumers from transacting business online or via other direct response mechanisms include:

•

concerns about transacting in precious metals items or jewelry without a physical storefront or face-to-face interaction with personnel;

•

the extra shipping time associated with Internet orders;

•

pricing that does not meet consumer expectations

•

concerns about loss due to theft and mail, delayed or damaged shipments;

•

concerns about the security of online transactions and the privacy of personal information; or

•

the inconvenience associated with dealing with a remote purchaser.

Because we face intense competition for business, our future results of operations and our future financial condition may be adversely affected.

We operate in a competitive business. The recycling of gold and other precious metals is dominated by Cash4Gold, which is a leading advertiser on cable television and also advertised on the 2009 Super Bowl. Not including the cost of the celebrity talent, the reported cost of this 30 second time slot was $3,000,000. Cash4Gold not only is substantially larger, but we understand that in 2008 closed a $40 million private placement and has substantially greater capital and other resources than we do. Because of our limited working capital, we only are able to place limited advertising on cable television and face intense competition from Cash4Gold and other competitors which also advertise on television in the regular course of their business. If we are not able to compete effectively, our future business will be adversely affected and our future results of operations and financial condition will be adversely affected.

Since we are an Internet and direct response company, we are in an intensely competitive industry and any failure to timely implement our business plan could diminish or suspend our development and possibly cease our operations.

Due to our capitalization, most of our marketing has been done online, although we began television advertising in November 2008. The online consumer industry is highly competitive, and has few barriers to entry. We can provide no assurance that additional competitors will not compete in this aspect of our business. There are other companies that currently offer similar services that have established user bases that are significantly larger than ours, and that have access to greater capital. If we are unable to efficiently and effectively institute our business plan as a result of intense competition or a saturated market, we may not be able to continue the development and enhancement of our web site and become profitable.

We rely on a third party refiner to refine the gold; any disturbance in this relationship could affect our future operating results.

We rely on our relationship with our refining partner, Republic. We believe that our relationship with Republic permits us to offer competitive pricing. If our relationship with Republic or its refinery itself is interrupted for any significant period of time, our business and results of operations would be substantially harmed. In particular, we may face higher prices and/or less than robust service, which lead to us paying less to consumers, losing business as a result of the lower price offers being rejected, and our incurring lower gross profit margins.

Our business is subject to the risk of theft or loss in transit, and such theft or loss could hurt our reputation and affect our revenues.

We face the risk of theft from inventory or during shipment. We have taken steps to prevent such theft and maintain insurance to cover losses resulting from theft or loss. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

Our business is subject to a variety of U.S. and foreign laws that could subject us to claims or otherwise harm our business.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations. We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims can be brought under both U.S. and foreign law for defamation, libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement.

In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. We will face similar risks and costs as our products and services become offered in international markets and are subject to additional regulations. We must comply with the Federal Trade Commission’s unfair trade practices rules and state consumer protection laws including “little” unfair trade practice rules. Additionally, Florida regulates secondhand dealers. Compliance with this Florida law is not practical for our business model. For that reason, we established our Wyoming subsidiary, which is not subject to similar restrictions. Our executive offices are located in Florida. We believe that the Florida Act does not apply to us but we cannot assure you that our interpretation is correct.

Any failure on our part to comply with these laws and regulations may subject us to additional liabilities.

Because we are pursuing a strategy of providing our services internationally which subject us to risks frequently associated with international operations, we may sustain large losses if we cannot deal with these risks.

Our business plan includes seeking to develop our service overseas. At the end of 2008, we acquired a small Canadian competitor based in Montreal, Quebec. We are now operating that subsidiary under our business model. Additionally, we have organized a United Kingdom subsidiary. Additionally, we are in early discussions with a third party to begin operating in Japan. If we are able to successfully develop international markets, we would be subject to a number of risks, including:

•

Changes in laws or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;

•

Laws which require that local citizens or residents own a majority of a business;

•

Difficulties in obtaining required export licenses;

•

Volatility in currency exchange rates;

•

Political and economic instability;

•

Extended payment terms beyond those customarily offered in the U.S.;

•

Difficulties in managing distributors or representatives outside the U.S.; and

•

Potentially adverse tax consequences.

If we cannot manage these risks, we may sustain large losses.

If the litigation which Cash4Gold recently filed against us in Federal Court in Florida is decided against us, it may materially and adversely affect our future business.

In early 2009, Cash4Gold filed suit against us and two unrelated defendants in Federal Court in Miami, Florida. The complaint alleges that we, together with an Internet marketing company, launched a campaign to deceive consumers into believing they are doing business with Cash4Gold. Among other things, the defendants are alleged to have secretly diverted consumers to one of our websites. The plaintiff is seeking monetary and injunctive relief claiming the defendants committed copyright infringement, false designation of origin, false advertising, unfair competition, violation of the Anti-Cyber Piracy Consumer Protection Act and violation of the Florida Unfair Deceptive Trade Practices Act. The amount of damages the plaintiff is seeking is unspecified. We believe that insofar as the allegations relate to us, the factual basis of the allegations is false and intend to vigorously defend the lawsuit. In order to defend this lawsuit, we may incur substantial legal costs and divert our management from our business, which may adversely affect us. Furthermore, if we are unsuccessful, an award may materially and adversely affect our business, our future results of operations and our future financial condition.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the Over-the-Counter Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•

Our failure to generate material revenues;

•

Our failure to achieve and maintain profitability;

•

The loss of Republic as a refiner;

•

The sale of a large amount of common stock by our shareholders;

•

Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;

•

Adverse court ruling or regulatory action;

•

Our failure to meet financial analysts’ performance expectations;

•

Changes in earnings estimates and recommendations by financial analysts;

•

Changes in market valuations of similar companies.

•

Short selling activities;

•

Our inability to manage our international operations;

•

Actual or anticipated variations in our quarterly or in our forecasted results of operations; or

•

Announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we acquire additional capital.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

See pages F-1 through F-21.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Controls and Procedures.

Not applicable.

Item 9A(T)

Controls and Procedures.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors. There are no family relationships among our directors or executive officers.

Name	Age	Position
Hakan Koyuncu	33	Chief Executive Officer and Vice Chairman of the Board
Daniel Brauser	28	President, Chief Operating Officer, Chief Financial Officer and Director
Scott Frohman	41	Chairman of the Board
Neil McDermott	58	Director
Jason Rubin	25	Director

Director Biographies

Hakan Koyuncu has served as our Chief Executive Officer and director since July 23, 2008. In 2004, Mr. Koyuncu co-founded Leadcreations, LLC and has been its Chief Executive Officer since 2003. Leadcreations is an Internet marketing and online lead generation company with a focus on technology and innovative strategy. In 2004, Mr. Koyuncu founded Unitel Telecom, one of Turkey's first independent telecommunications companies, which was acquired by another telecom company within two years.

Daniel Brauser has served as our President, Chief Operating Officer, Chief Financial Officer and as a director since July 23, 2008. From 2004 through November 2005, Mr. Brauser served as the interim Chief Financial Officer of Health Benefits Direct Corporation and from November 2005 until September 2007 he served as its Senior Vice President.

Scott Frohman has served as our Chairman of the Board since July 23, 2008. On October 20, 2008, Mr. Frohman was appointed Chairman of our Audit Committee. Since June 23, 2008, Mr. Frohman has been the Chairman of the Board and Chief Executive Officer of Options Media Group Holdings, Inc., an Internet based marketing and lead generation company. From February 2004 through December 2006, Mr. Frohman co-founded and served as the Chief Executive Officer and a director of Health Benefits Direct Corporation. From May 2003 through October 2003, Mr. Frohman was a consultant for Verid Identification, where he supervised a web-based identity verification process and implemented sales force and marketing procedures. Additionally, Mr. Frohman founded and served as the Chief Executive Officer of National Lead Services, Inc., which was acquired by Seisint, Inc. and spun-off as part of eDirect.com which was later acquired by Equifax in 2003.

Neil McDermott has served as a director since October 20, 2008. Mr. McDermott serves as a committee member on our Audit Committee. Since 2002, Mr. McDermott has been self-employed as a real estate developer in Ireland. From 2002 to 2007, Mr. McDermott was a non-executive director for Celtic Resources plc, a developer and producer of gold mine projects.

Jason Rubin has served as a director since July 23, 2008. Since 1993, Mr. Rubin has been employed in numerous capacities at Republic and is currently serving as its Vice President and General Counsel. Mr. Rubin’s father is the founder of Republic, one of the largest precious metal refineries in the United States.

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of Money4Gold and its shareholders. The Board’s responsibilities include:

•

Establishing broad corporate policies and

•

Reviewing the overall performance of Money4Gold.

The Board is not, however, involved in the operating details on a day-to-day basis.

Board of Directors Independence

We believe that the following individuals qualify as independent directors within the meaning of the Nasdaq Stock Market rules: Scott Frohman and Neil McDermott.

Audit Committee

Our Board of Directors has established the Audit Committee to assist it in discharging its responsibilities. The Audit Committee reviews our accounting functions, operations and management, our financial reporting process and the adequacy and effectiveness of our internal controls. The Audit Committee represents the Board in overseeing our financial reporting processes, and, as part of this responsibility, consults with our independent registered public accountants and with personnel from our financial staff with respect to corporate accounting, reporting and internal control practices. The Audit Committee recommends to the Board the appointment of our independent registered public accounting firm and is responsible for oversight of this firm. The Audit Committee operates under an Audit Committee Charter adopted in 2009 which is filed as an exhibit to this Report. The current members of the Audit Committee are Messrs. Rubin, McDermott, and Frohman, the Chairman.

Our Board has determined that Messrs. Frohman and McDermott do but Mr. Rubin does not meet the independence standards for audit committee members under the SEC and Nasdaq Stock Market independence standards for audit committees.

Audit Committee Financial Expert

The Board has determined that Mr. Frohman qualifies as an “Audit Committee Financial Expert,” as defined by the rules of the SEC.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to 595 South Federal Highway, Suite 600, Boca Raton, FL 33432, Attention: Daniel Brauser.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 595 South Federal Highway, Suite 600, Boca Raton, FL 33432, Attention: Daniel Brauser, or by facsimile (954) 208-9862. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2008.

Item 11.

Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) serving at the end of the last fiscal year (the “Named Executive Officer”). No executive officer received $100,000 during 2008.

2008 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Total ($)(j)
Hakan Koyuncu	2008	$94,231	$94,231
Chief Executive Officer

Executive Employment Agreements

Effective July 23, 2008, we entered into an employment agreement with Hakan Koyuncu to serve as our Chief Executive Officer. The current term of the agreement expires on July 23, 2010 but will be automatically renewed for additional one-year periods until either we or Mr. Koyuncu gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term. Mr. Koyuncu’s present base salary is $200,000 per year, which shall increase to $225,000 per year on July 23, 2009.

Effective July 23, 2008, we entered into an employment agreement with Daniel Brauser to serve as our President, Chief Operating Officer and Chief Financial Officer. The current term of the agreement expires on July 23, 2010 but will be automatically renewed for additional one-year periods until either we or Mr. Brauser gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term. Mr. Brauser’s present base salary is $200,000 per year, which shall increase to $225,000 per year on July 23, 2009.

The table below describes the severance payments that Messrs. Koyuncu and Brauser are entitled to in connection with a termination of their employment upon death, disability, without cause, for Good Reason and the non-renewal of their employment at the discretion of the Company:

	Hakan Koyuncu	Daniel Brauser
	Chief Executive Officer	Chief Financial Officer
Death	Three Months Base Salary	Three Months Base Salary
Total Disability	18 Months Base Salary	18 Months Base Salary
Without Cause	18 Months Base Salary	18 Months Base Salary
Good Reason (1)	18 Months Base Salary	18 Months Base Salary
Non-Renewal By the Company	18 Months Base Salary	18 Months Base Salary

———————

(1)

Good Reason is defined in their Employment Agreements to be the resignation by the officer due to the failure of the Company to meet any of its obligations under the Employment Agreement or any other Agreement and the failure to cure such obligation within 30 days of notice of the breach.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our Named Executive Officer as of December 31, 2008.

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Our non-employee directors receive automatic grants of stock options and restricted stock as compensation for their services as directors under our 2008 Equity Incentive Plan as described below. The director may elect to receive stock options in lieu of their stock grant. Each director elected to take all of their compensation in stock options. The following compensation is based on the expenses we were required to recognize in our financial statements under generally accepted accounting principles:

Name (a)	Stock Awards ($)(c)		Option Awards ($)(d)		Total ($)(j)
Scott Frohman	$0		$6,581	(1)(2)	$6,581
Neil McDermott	$11,970	(2)	$0		$11,970
Jason Rubin	$0		$5,171	(1)(2)	$5,171

———————

(1)

The options vest annually over a three-year period beginning October 20, 2009, subject to continued service in the same capacity.

(2)

This represents the dollar amount recognized in the Company’s year-end 2008 financial statements for reporting purposes in accordance with SFAS 123(R). Amounts shown cover awards granted in 2008. The amounts represent the compensation costs of awards that are paid in options and shares of the Company’s common stock (the amounts do not reflect the actual amounts that may be realized by the directors). A discussion of the assumptions used in calculating these values may be found in Note 4 to the audited Consolidated Financial Statements.

2008 Equity Incentive Plan

On October 21, 2008, we adopted the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, we are authorized to issue 8,000,000 shares of restricted stock, stock options and stock appreciation rights to our directors, employees and consultants. Non-employee directors receive automatic grants which include stock options and restricted stock. However, the director may elect to take stock options instead of restricted stock. The number of shares of restricted stock or stock options and the exercise price is based on the fair market price on the day before grant.

The following table sets forth information concerning the compensation of our non-employee directors under the Plan:

Qualifying Event	Stock Options	Restricted Stock
Initial appointment as Chairman of the Board	$62,500	$62,500
Initial election or appointment of non-employee director	$50,000	$50,000
Initial appointment as Chairman of a Committee	$ 7,500	$ 7,500
Initial appointment as Committee Member	$ 5,000	$ 5,000
Annual grant to Chairman of the Board	$50,000	$50,000
Annual grant to non-employee director	$37,500	$37,500
Annual grant to a Chairman of a Committee	$ 5,000	$ 5,000
Annual grant to Committee Member	$ 3,750	$ 3,750

The initial grants vest in annual installments over three years and the annual grants vest annually. All grants are subject to the director’s continued service in the same capacity on the applicable vesting dates.

Management Compensation Plan

On October 20, 2008, we adopted the 2008/2009 Management Bonus Plan. Under the Bonus Plan, our Chief Executive Officer and Chief Operating Officer each receive a cash bonus on a quarterly basis based on our specific goals. The cash bonus will be determined by specific revenue goals for 2008 and by specific revenue goals and income goals for 2009. The income goals will be determined by our Board of Directors based upon an approved operating budget for 2009.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2008.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (1) (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	1,023,134	$0.40	6,176,866(2)
Total	1,023,134	$0.40	6,176,866(2)

———————

(1)

Consists of stock options.

(2)

We may issue a total of 8,000,000 shares under the Plan, which includes restricted stock and options. Because the Company has issued 800,000 shares of restricted stock, the number of securities available for grant has been reduced.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Money4Gold’s common stock beneficially owned as of April 9, 2009 by (i) those persons known by Money4Gold to be owners of more than 5% common stock, (ii) directors, (iii) our Named Executive Officer and (iv) all executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)	Percent (1)
Directors and Executive Officers:
Common Stock	Hakan Koyuncu 595 South Federal Highway, Ste. 600 Boca Raton, Florida 33432 (2)(3)	14,800,001	18.3%
Common Stock	Daniel Brauser 595 South Federal Highway, Ste. 600 Boca Raton, Florida 33432 (2)(3)	9,300,001	11.5%
Common Stock	Scott Frohman 595 South Federal Highway, Ste. 600 Boca Raton, Florida 33432 (3)(4)	3,000,000	3.7%
Common Stock	Jason Rubin 12900 NW 38th Avenue Miami, Florida 33054 (3)(5)	10,000,000	12.3%
Common Stock	Neil McDermott Beech Park House, Clonsilla, Dublin 15, Ireland (3)(6)	1,500,000	1.8%
Common Stock	All directors and executive officers as a group (5 persons)	38,600,002	47.3%

5% Shareholders:
Common Stock	Republic Metals Corporation 12900 NW 38th Avenue Miami, Florida 33054 (7)	10,000,000	12.3%
Common Stock	Semper Gestion SA 40A Route De Malagnou Geneva, Switzerland 1208 (8)	6,800,000	8.2%
Common Stock	Alan S. Honig 1501 Broadway Ste. 1313 New York, New York 10036 (9)	4,750,000	5.9%
Common Stock	Whalehaven Capital Fund Limited 160 Summit Avenue Montvale, New Jersey 07645	4,400,000	5.4%

———————

*

Less than 1%

(1)

Applicable percentages are based on 81,034,698 shares outstanding adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

An executive officer.

(3)

A director.

(4)

Does not include 208,955 stock options which are not exercisable within 60 days.

(5)

Does not include 164,179 stock options which are not exercisable within 60 days. Includes 10,000,000 shares held by Republic Metals Corporation, a corporation whereby Mr. Rubin’s father is the founder and controls. Mr. Rubin is Vice President and General Counsel of Republic.

(6)

Includes 600,000 shares of common stock issuable upon the exercise of warrants within 60 days.

(7)

These are the same 10,000,000 shares beneficially owned by Jason Rubin.

(8)

Includes 3,400,000 shares of common stock issuable upon the exercise of warrants within 60 days.

(9)

Represents shares held in a number of trusts of which Mr. Honig is the trustee.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Effective June 1, 2008, we entered into a Services Agreement with Republic, a greater than 10% beneficial owner of Money4Gold. Under the agreement, Money4Gold issued 10,000,000 shares of common stock for prepayment of refining services and agreed to appoint Jason Rubin to our Board of Directors. Mr. Rubin is the Vice President and General Counsel for Republic. We pay them a fee for refining at their cost not to exceed a fixed amount.

In consideration for providing us with lead generation services, we pay LeadCreations.com, LLC for online marketing and lead generation services. Under the agreement, we pay Lead Creations a 10% markup of their cost per lead generated, capped at $1.50 per lead. Mr. Hakan Koyuncu, our Chief Executive Officer, owns 50% of LeadCreations. Effective March 11, 2009, we entered into an agreement with LeadCreations. In consideration for the agreement, we pay LeadCreations a 10% markup of their cost which is capped at $1.50 per lead. Mr. Koyuncu has advised us that the pricing we receive eliminates any profit to him, although not to his co-owner.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Berman & Company, P.A. (“Berman”) as well as the fees charged for such services. In its review of non-audit service and its appointment of Berman the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Berman in 2008 were approved by the Board. In the future, our Audit Committee will be responsible for these duties. Prior to acquiring M4G, Webb & Company, P.A. served as our independent registered public accounting firm. The following table shows the fees for the year ended December 31, 2008.

	Berman	Webb
	2008	2007
Audit Fees (1)	$99,394	$11,814
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

Consolidated Financial Statements for the period from February 14, 2008 (Inception) to December 31, 2008.

(2) Financial Statements Schedule

(3) Exhibits

No.	Description	Incorporated By Reference
2.1	Share Exchange Agreement	Form 8-K filed July 29, 2008
3.1	Amendment to Certificate of Incorporation	Form 8-K filed July 29, 2008
3.2	Certificate of Correction	Form 10-Q filed on November 19, 2008
3.3	Certificate of Designation	Filed with this Report
3.2	Bylaws	Form SB-2 filed on October 4, 2006
4.1	Form of Warrant	Form 10-Q filed on November 19, 2008
4.3	Form of Option Agreement	Filed with this Report
10.1	Agreement with Republic Metals Corporation	Filed with this Report (1)
10.2	Whalehaven Agreement – Subscription Agreement	Filed with this Report (2)
10.3	Whalehaven Agreement – Security Note	Filed with this Report
10.4	Whalehaven Agreement – Security Agreement	Filed with this Report (2)
10.5	Services Agreement with Lead Creations.com, LLC	Filed with this Report
10.6	Employment Agreement with Daniel Brauser	Form 8-K filed on July 29, 2008
10.10	Employment Agreement with Hakan Koyuncu	Form 8-K filed on July 29, 2008
21.1	Subsidiaries	Filed with this Report
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this Report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this Report
32.1	Certification of Principal Executive Officer (Section 906)	Filed with this Report
32.2	Certification of Principal Financial Officer (Section 906)	Filed with this Report
99.1	Audit Committee Charter	Filed with this Report

———————

(1)

Portions of this agreement have been omitted pursuant to a request for confidential treatment.

(2)

This Agreement contains representations and warranties the parties made to each other. The statements made in those representations and warranties are qualified by information in confidential disclosure schedules that were in connection with signing the Agreement. While we do not believe that the disclosure schedules contain information that the securities laws require to be publicly disclosed, the disclosure schedules do contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Agreement. Accordingly, you should not rely on the representations and warranties as characterizations of the actual state of facts, since they are modified by the underlying disclosure schedules. Moreover, information concerning the subject matter of the representations and warranties may have changed since the date of the Agreement, which subsequent information may or may not be fully reflected in any subsequent public disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009

Money4Gold Holdings, Inc.

By:	/s/ HAKAN KOYUNCU
Hakan Koyuncu
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL BRAUSER	Chief Financial Officer and Director	April 15, 2009
Daniel Brauser

/s/ SCOTT FROHMAN		April 15, 2009
Scott Frohman	Chairman of the Board of Directors

/s/ HAKAN KOYUNCU		April 15, 2009
Hakan Koyuncu	Vice Chairman of the Board of Directors

/s/ NEIL MCDERMOTT		April 15, 2009
Neil McDermott	Director

Jason Rubin	Director

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2008

CONTENTS

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheet – As of December 31, 2008

F-3

Consolidated Statement of Operations – For the Period from February 14, 2008 (Inception) to
December 31, 2008

F-4

Consolidated Statement of Changes in Stockholders' Equity -  For the Period from February 14, 2008
(Inception) to December 31, 2008

F-5

Consolidated Statement of Cash Flows -  For the Period from February 14, 2008 (Inception)
to December 31, 2008

F-6

Notes to Consolidated Financial Statements December 31, 2008

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Money4Gold Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Money4Gold Holdings, Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from February 14, 2008 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Money4Gold Holdings, Inc. and Subsidiaries as of December 31, 2008 and the results of its operations and its cash flows for the period from February 14, 2008 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.

Boca Raton, Florida

March 23, 2009, except for notes 9(A) and 9(D), as to which the date is April 10, 2009, and note 9(B) as to which the date is April 14, 2009

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2008
Assets

Current Assets:
Cash and cash equivalents	$778,436
Accounts receivable - related party	285,707
Inventory	32,209
Prepaid asset - related party	187,627
Other current assets	810
Total Current Assets	1,284,789

Other Assets:
Intangible asset - net - related party	257,814
Intangible assets - net - other	65,167
Prepaid asset - related party	641,059
Other assets	21,234
Total Other Assets	985,274

Total Assets	$2,270,063

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable - related party	$568,198
Accounts payable	243,315
Accrued expenses	27,233
Total Current Liabilities	838,746

Stockholders' Equity:
Convertible preferred stock, ($0.0001 par value, 25,000,000 shares authorized, 14,100,000 issued and outstanding)	1,410
Common stock, ($0.0001 par value, 200,000,000 shares authorized, 78,776,432 shares issued and outstanding)	7,879
Additional paid in capital	4,631,636
Accumulated deficit	(3,209,608)
Total Stockholders' Equity	1,431,317

Total Liabilities and Stockholders' Equity	$2,270,063

See accompanying notes to financial statements.

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Period from
February 14, 2008
(Inception) to
December 31, 2008
Revenues - related party	$1,561,444

Cost of revenue	896,633

Gross profit	664,811

Operating expenses
General and administrative	3,877,058
Total operating expenses	3,877,058

Loss from operations	(3,212,247)

Other income
Interest income	2,639
Total other income	2,639

Net loss	$(3,209,608)

Net loss per share - basic and diluted	$(0.06)

Weighted average number of shares outstanding during the period - basic and diluted	50,978,524

See accompanying notes to financial statements.

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity
For the Period from February 14, 2008 (Inception) to December 31, 2008

	Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Issuance of member units to founders for cash - HD Capital, LLC	––	$––	––	$––	$50,000	$––	$50,000
Issuance of shares to founders for services - Money4Gold, Inc.	––	––	967,965	97	2,940	––	3,037
Issuance of shares in share exchange between HD Capital, LLC and Money4Gold, Inc.	––	––	11,828,413	1,183	(1,183)	––	––
Issuance of shares in share exchange between M4GWY and Money4Gold, Inc.	––	––	1	––	––	––	––
Conversion of common stock series B to series A - Money4Gold, Inc.	––	––	637,429	64	(64)	––	––
Issuance of shares for non-compete intangible and future services	––	––	3,187,143	319	1,229,681	––	1,230,000
Issuance of shares in reverse acquisition treated as a recapitalization	14,100,000	1,410	52,350,002	5,235	(9,375)	––	(2,730)
Issuance of common stock and warrants in private placement	––	––	8,000,000	800	2,399,200	––	2,400,000
Cash paid as direct offering costs	––	––	––	––	(113,688)	––	(113,688)
Contributed capital by former stockholder used to repay a liability	––	––	––	––	2,730	––	2,730
Shares issued for services to consultants	––	––	1,305,479	131	783,869	––	784,000
Shares issued for services to employees	––	––	500,000	50	149,950	––	150,000
Stock based compensation expense - directors	––	––	––	––	23,722	––	23,722
Stock based compensation expense - consultants	––	––	––	––	113,854	––	113,854
Net loss for the period ended December 31, 2008	––	––	––	––	––	(3,209,608)	(3,209,608)
Balance, December 31, 2008	14,100,000	$1,410	78,776,432	$7,879	$4,631,636	$(3,209,608)	$1,431,317

See accompanying notes to financial statements.

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Period from February 14, 2008 (inception) to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,209,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related party	3,037
Stock issued for services - consultants	784,000
Stock issued for services - employees	150,000
Stock based compensation expense - directors	23,722
Stock based compensation expense - consultants	113,854
Amortization	148,333
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable - related party	(285,707)
Inventory	(32,209)
Other current assets	(810)
Other assets	(21,234)
Increase in:
Accounts payable - related party	568,198
Accounts payable	243,315
Accrued expenses	27,233
Net Cash Used In Operating Activities	(1,487,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire intangible assets	(70,000)
Net Cash Used in Investing Activities	(70,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued to founders	50,000
Proceeds from private placement	2,400,000
Cash paid as direct offering costs	(113,688)
Net Cash Provided By Financing Activities	2,336,312

Net Increase in Cash and Cash Equivalents	778,436

Cash and Cash Equivalents - Beginning of Period	––

Cash and Cash Equivalents - End of Period	$778,436

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$––
Interest	$––

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for prepaid refinery services – related party	$938,135
Stock issued for non-compete intangible asset - related party	$291,865
Contributed capital by former stockholder used to repay a liability	$2,730

See accompanying notes to financial statements.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations, Reorganization and Reverse Acquisition

Money4Gold Holdings, Inc. (“M4GHI” or “the Company”) is a Delaware corporation incorporated in 2003. On July 23, 2008, the Company changed its name to Money4Gold Holdings, Inc. from Effective Profitable Software, Inc. (“EPS”). Also on July 23, 2008, the Company, which, at that time was inactive, acquired Money4Gold, Inc. (“M4G”) in a Share Exchange Agreement.

Through direct marketing and online advertising, the Company purchases precious metals from the public. These items are sold to a related party refiner, our sole customer.

The Company currently has five subsidiaries:

1.

M4G was incorporated in Delaware on February 14, 2008;

2.

HD Capital Holdings, LLC (“HD”);

3.

Money4Gold W.Y., Inc. (“M4GWY”);

4.

Money4Gold Precious Metals, Inc. (“M4GPM”), a Canadian corporation, which was incorporated on December 4, 2008. M4GPM was inactive at December 31, 2008; and

5.

Money4Gold UK Limited (“M4GUK”), a United Kingdom corporation, which was incorporated on December 5, 2008. M4GUK was inactive at December 31, 2008.

(A) Unit Exchange between HD and M4G

On April 1, 2008, HD entered into a unit purchase agreement with M4G and exchanged all of its 10,000 outstanding membership units for 11,828,413 shares of Class A common stock and 16,100,000 shares of Class B common stock of M4G. M4G was inactive at the time of the exchange   The share exchange was accounted for at par value and treated as a recapitalization amongst two private entities. On June 17, 2008, 637,249 shares of the Class B common shares were converted to Class A common stock.

In substance, upon completing the exchange, there was no material change in control as the then related party stockholders post-exchange were the same as the then unit holders pre-exchange. The Company effectively changed its tax status from a pass-through entity to a “C” corporation.

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

(B) Unit Exchange between M4GWY and M4G

On July 16, 2008, M4GWY entered into a share exchange agreement with M4G and exchanged all of its 20,000 outstanding shares of common stock for 1 share of Class A common stock of M4G. The purpose of this reorganization was to consolidate the companies.

In substance, upon completing the exchange, there was no material change in control as the then related party stockholders post-exchange were the same as the then stockholders pre-exchange.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

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

(C) Reverse Acquisition and Recapitalization

On July 23, 2008, EPS, a then public shell corporation, merged with M4G and M4G became the surviving corporation. This transaction was accounted for as a reverse acquisition. EPS did not have any operations and majority-voting control was transferred to M4G. The transaction also requires a recapitalization of M4G. Since M4G acquired a controlling voting interest, it was deemed the accounting acquirer, while EPS was deemed the legal acquirer. The historical financial statements of the Company are those of M4G, and of the consolidated entities from the date of merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

Pursuant to the merger, EPS’s majority stockholder cancelled 74,994,315 shares of common stock and the Company concurrently issued 52,350,002 shares of common stock and 14,100,000 shares of preferred stock to M4G. Upon the closing of the reverse acquisition, M4G stockholders held 76% of the issued and outstanding shares of common stock.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company operates in an industry that is subject to fluctuating prices of precious metals and significant competition. The Company's operations are subject to significant risk and uncertainties including financial, operational, regulatory and other risks, including the potential risk of business failure. The Company currently is experiencing effects of a fluctuation in the economy because of the current credit crisis occurring in the United States and abroad.

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

Significant estimates during the period end 2008 included the valuation and estimated useful life of intangible assets and related potential impairment, and fair value of stock issued to a related party for future refinery services and valuation of a non-compete intangible with this same related party.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2008, the balance exceeded the federally insured limit by $521,130.

Accounts Receivable

Accounts receivable represents obligations from a related party refiner that is subject to normal collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. During the period from February 14, 2008 (Inception) to December 31, 2008, there was no allowance required.

Inventory

At December 31, 2008, the Company had inventory consisting of precious metals, which included gold, silver and platinum – valued at cost. Inventory is acquired directly from third parties.

Long Lived Assets

In accordance with Statement of Financial Statements SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

Debt Issue Costs

The Company has paid debt issue costs in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense (see Note 9).

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company earns revenue from the sale of melted precious metals, including gold, silver and platinum. Revenue is recorded upon acceptance by the refiner, and the weight is set in troy ounces. Once the refiner accepts the items (acceptance is defined as the refiner taking title to the precious metals and bearing the risk of loss), the Company permits no returns from the refiner. The refiner remits payment to the Company based upon what the refiner determines to be the fair value of the precious metals. Upon transfer of the precious metals to the refiner, the Company has no further obligations.

Cost of Revenues

The Company includes in cost of sales the cost of precious metal purchases, refining fees, marketing and freight costs to acquire inventory, fulfillment cost to process the handling and preparation of the G-Pak, and the G-Pak printing materials. The G-Pak contains all the necessary prepaid envelopes, documents, and printing supplies necessary to acquire precious metals from our customers.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expense for the period from February 14, 2008 (Inception) to December 31, 2008 was $1,428,591.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

Stock-Based Compensation

All share-based payments to employees are recorded and expensed in the statement of operations as applicable under SFAS No. 123(R) “Share-Based Payment”. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values. The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities be recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At December 31, 2008, the Company did not record any liabilities for uncertain tax positions.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable – related party, inventory, prepaid asset – related party, other current assets, other assets, accounts payable, accounts payable – related party and accrued expenses, approximates fair value due to the relatively short period to maturity for these instruments.

Beneficial Conversion Feature

Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” If the Company were to record a beneficial conversion feature, the relative fair value of the beneficial conversion feature would be recorded as a discount from the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

Derivative Financial Instruments

Pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the Company reviews all convertible debt instruments for the existence of an embedded conversion option, which may require bifurcation, fair value accounting and a related mark to market adjustment at each reporting period end date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock," and related guidance, the Company may be required to classify certain stock equivalents issued in connection with the underlying debt instrument as derivative liabilities.

In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing convertible debt instruments, management first reviews the guidance of EITF No.’s 98-5, 00-27 and 05-2 as well as SFAS No. 150 to determine if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring a fair value measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as potential derivative financial instruments.

Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. In assessing the nature of a financial instrument as freestanding, the Company has applied the guidance pursuant to EITF No.’s 00-19.

Finally, if necessary, the Company will apply the related guidance in EITF No.’s 00-19-2 and 05-4 as well as SFAS No. 5 when determining the existence of liquidated damage provisions. Liquidated damage provisions are not marked to market, but evaluated based upon the probability that a related liability should be recorded.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As of December 31, 2008, the Company had 8,250,000 of fully vested common stock equivalents consisting of 8,000,000 warrants and 250,000 options, all of which were excluded, as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company’s 2008 year. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Liquidity

As reflected in the accompanying financial statements, the Company has a net loss of $3,209,608 and net cash used in operations of $1,487,876 for the period ended December 31, 2008.

The recoverability of recorded intangible assets and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The Company may require additional funding to finance the growth of its current and expected future operations, as well as to achieve its strategic objectives. The Company believes that the further implementation of its business plan will provide future positive cash flows.

See Note 9, which details the Company’s most recent capital raising efforts, as well as providing indicators that the Company is achieving a level of success from the outside capital markets to sustain its existence and viability for the next twelve months. At December 31, 2008, a significant portion of the Company’s current liabilities are with an affiliate of the Company’s Chief Executive Officer. The affiliate has indicated its willingness to consider the Company’s cash position and resources before exercising its right to demand payment on outstanding amounts.

Note 3 Intangible Assets

(A) Non-Compete Agreement and Prepaid Refiner Services – Related Party

On May 1, 2008, M4G issued 3,187,143 shares of Class A common stock, for future refinery services and a non-compete agreement, having a fair value of $1,230,000 ($0.39/share). The future refinery services to be rendered include inventory receiving, grading, inventory management control and refining services. Under the non-compete, the refinery is restricted from supporting a direct competitor or directly competing against the Company. These shares were fully vested and non-forfeitable at the date of issuance. A board director of the Company is an officer of the refiner.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

In determining the fair value of the stock issuance, management considered factors such as M4G status as a private entity at the time of the share issuance. The Company’s management used various valuation techniques incorporating elements of: (i) enterprise value, (ii) present value of discounted cash flows, (iii) forecasts and projections based upon then limited current and actual historical data, (iv) valuation of the Company’s private placement occurring at the same time as the reverse acquisition closing with EPS, (v) as well as consideration of discounts to market for lack of marketability, Securities and Exchange Commission Rule 144 restrictions subject to registration rights agreements and other reasonable market factors and (vi) financial measures for an entity that was non-operational at the time of the share issuance.

The Company allocated the total valuation of the share issuance to the non-compete for $291,865 with the remaining $938,135 allocated to prepaid services. The allocation was based on a weighted average of the relative fair values ascribed to those assets. The Company classified $187,627 as the current portion of the prepaid, with the remaining $750,508 included as a long-term asset. The non-compete and intangible asset are being amortized over the life of the service agreement, which is five years. Amortization expense for the period from February 14, 2008 (inception) to December 31, 2008 was $143,500.

Under EITF No.’s 96-18 and 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” the Company determined that the shares granted to this related party should be capitalized and amortized for the following reasons:

•

The recognition of this asset is similar in treatment as if the Company had paid cash in advance of acquiring these services. These services are not readily available.

•

Under the terms of the contract, if any sections are deemed invalid, and this were to cause a material economic affect on the performance requirement of the contract, the parties would discuss and equitable settlement. The Company believes that specific non-performance would result in a pro-rata portion of the shares being returned.

•

An officer of the refiner serves as a board director to the Company. The Company believes this creates a fiduciary duty to the Company’s management and stockholders. The Company has evaluated this as a significant disincentive for non-performance.

At December 31, 2008, under SFAS No. 144, the Company determined that no impairment was required. The Company plans to assess the carrying amount of the prepaid refinery fees and intangible asset when evidence becomes available regarding impairment as well as at each annual reporting period date.

(B) Other

During 2008, the Company paid $70,000 for other intangible assets. These intangibles are being amortized over their estimated useful lives ranging from three to five years. Amortization expense for the period from February 14, 2008 (Inception) to December 31, 2008 was $4,833.

At December 31, 2008, intangible assets consisted of:

Non-compete - related party	$291,865
Other	70,000
361,865
Less: accumulated amortization	(38,884)

Intangible assets - net	$322,981

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

Future amortization periods of intangible assets for the next five years are as follows:

2009	$74,206
2010	74,206
2011	72,436
2012	69,623
2013	32,510
Total	$322,981

Note 4 Stockholders’ Equity

(A) Issuances in Accounting Acquirer

During March 2008, HD issued 10,000 member units to its founders for $50,000 ($5/unit).

On March 26, 2008, M4G issued 967,965 founder shares, having a fair value of $3,037 ($0.0031/share), based upon the services provided prior to incorporation by three persons consisting of the Company’s current Chairman of the Board, Chief Executive officer and President and Chief Financial Officer.

(B) Private Placement

During the period July 23, 2008 through August 21, 2008, M4GHI sold 40 units at $60,000 per unit. Each unit consisted of 200,000 shares of common stock and three-year warrants to purchase 200,000 shares of common stock at an exercise price of $0.50 per share. Gross proceeds were $2,400,000, and the Company paid direct offering costs of $113,688.

As a result of the offering, the Company issued an aggregate 8,000,000 shares of common stock and 8,000,000 warrants.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – February 14, 2008 (inception)
Granted	8,000,000	$0.50
Exercised	––	$ ––
Forfeited	––	$ ––
Outstanding – December 31, 2008	8,000,000	$0.50
Exercisable - December 31, 2008	8,000,000	$0.50

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	8,000,000	2.67 years	$0.50	8,000,000	$0.50

At December 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

(C) Stock Option Grants

On October 20, 2008, the Company adopted the 2008 Equity Incentive Plan (the “Plan”) covering 8,000,000 stock rights including options, restricted stock and stock appreciation rights. Under the Plan, non-employee directors receive initial and annual grants of options and restricted stock for their service as a director and committee member. The initial grants will vest over a three-year period and the annual grants vest on June 30 of each year, subject to continued service with the Company on the applicable vesting dates.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

The Company has applied fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. Fair value of share-based payments are recognized ratably over the stated vesting period. In the event of termination, the Company will cease to recognize compensation expense.

The Company granted 573,134 non-qualified stock options to contractors and non-employee directors for services to be rendered. The options are exercisable over a five-year term at $0.61 per share. Of the total options granted, 373,134 were issued to two non-employee directors under the terms of the Plan vesting annually in equal increments over a three-year period. The remaining 200,000 options are fully vested. These options had an aggregate fair value of $275,964 using the Black-Scholes option-pricing model.

For the period ended December 31, 2008, the Company recognized $11,752 in expense related to the 373,134 options. The 200,000 fully vested options, had a fair value of $96,300, and were expensed in full.

On October 20, 2008, the Company granted 250,000 non-qualified stock options to two non–employee contractors for future services. The options are exercisable over a five-year term, vesting quarterly in equal installments. These options are exercisable at $0.30 per share. These options had a fair value of $130,750 using the Black-Scholes option-pricing model. For the period ended December 31, 2008, the Company recognized $8,553 in expense.

On December 31, 2008, the Company granted 250,000 non-qualified stock options to an employee for future services. The options are exercisable over a five-year term, vesting annually in equal increments over a three-year period. These options are exercisable at $0.36 per share. These options had a fair value of $75,225 using the Black-Scholes option-pricing model.

The total grant date fair value of the options was $481,939, based upon the use of a Black-Scholes option-pricing model using the following management assumptions:

Risk-free interest rate	1.55% - 2.82%
Expected dividend yield	0%
Expected volatility	108% - 122.7%
Expected term	5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – February 14, 2008 (inception)
Granted	1,073,134	$0.48
Exercised	––	$ ––
Forfeited	––	$ ––
Outstanding – December 31, 2008	1,073,134	$0.48
Exercisable - December 31, 2008	200,000	$0.61
Weighted average fair value of options granted during the period ended December 31, 2008	$481,939	$0.45
Weighted average fair value of options exercisable at December 31, 2008	$96,300	$0.48

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.30-$0.61	1,073,134	4.83 years	$0.48

Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.61	200,000	4.80 years	$0.61

At December 31, 2008, the total intrinsic value of options outstanding and exercisable was $15,000 and $0, respectively.

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2008:

	Options	Weighted Average Grant Date Fair Value
Outstanding – February 14, 2008 (inception)	––	––
Granted	1,073,134	$0.45
Vested	(200,000)	$0.48
Cancelled or forfeited	––	––
Outstanding – December 31, 2008	873,134	$0.44

Total unrecognized share-based compensation expense from non-vested stock options at December 31, 2008 was $385,639, which is expected to be recognized over a weighted average period of approximately of 2.84 years.

(D) Stock Issuance

On October 1, 2008, the Company granted 50,000 shares of restricted common stock to a consultant for services rendered. The shares are fully vested and non-forfeitable, and had a fair value of $44,500 based upon the quoted closing trading price of the stock as of the issuance date. Furthermore, in accordance with a consulting agreement, the Company is to grant an additional 50,000 shares of stock for future services at the end of six months. As of December 31, 2008, the stock was valued at $18,000 based upon the quoted closing trading price of the stock. The value of the stock is adjusted on a monthly basis over the six-month term of the agreement so that the requisite portion of the expense corresponding to the service period is being recognized. During 2008, the Company recognized an additional $9,000 in consulting expense.

On October 8, 2008, the Company granted 1,250,000 shares of restricted common stock to a consultant for service rendered. The shares are fully vested and were valued at $737,500 ($0.59/share) based upon the quoted closing trading price of the stock as of the issuance date.

On October 20, 2008, the Company, under the Plan issued 300,000 shares of restricted common stock, having a fair value of $183,000 ($0.61/share), based upon the quoted closing trading price of the stock as of the issuance date, to a director upon appointment to the Board. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date. For the period ended December 31, 2008, the Company recognized $11,969 as compensation expense.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

On November 1, 2008, the Company entered into a consulting agreement with a third party for $3,000 per month. Additionally, the consultant will receive shares of common stock having a fair value of $1,000 at the end of each month under the agreement. During November and December 2008, the consultant received an aggregate 5,480 shares having an aggregate fair value of $2,000 based upon the fair value of the services rendered.

On December 22, 2008, the Company approved the issuance of an aggregate of 2,000,000 shares of restricted common stock to two officers of M4GPM in accordance with their employment contracts (see Note 6). Of the total shares authorized, 500,000 are issued, fully vested and non-forfeitable, and had a fair value of $150,000 ($0.30/share), based upon the quoted closing trading price of the stock on the issuance date. The $150,000 was expensed during the period ended December 31, 2008. Furthermore, the remaining 1,500,000 shares have a fair value of $450,000 ($0.30/share), based upon the closing price of the stock at the date of issuance The expense will be amortized over the remaining three-year term.

The 1,500,000 shares will vest as follows:

June 30, 2009 – 250,000 shares

December 31, 2009 – 250,000 shares

March 31, 2010 – 250,000 shares

June 30, 2010 – 250,000 shares

December 31, 2010 - 250,000 shares

June 30, 2011 - 250,000 shares

(E) Convertible Preferred Stock

The preferred shares have no voting rights, are not entitled to receive dividends and do not have any liquidation preferences. In addition, each share is convertible into one share of the Company’s common stock at the election of the holder. The Company has determined that no beneficial conversion feature or derivative financial instrument exists.

Note 5 Related Party Transactions

During 2008, the Company paid $24,396 to an affiliate of the Company’s Chief Executive Officer for services rendered.

During 2008, the Company incurred data lead expense, of $1,368,488, to an affiliate of the Company’s Chief Executive Officer for seeking customers as part of its marketing services. This related party continues to provide services under a verbal agreement.

On July 15, 2008, the Company entered into a two year Employment Agreements with its Chief Executive Officer and Chief Financial Officer. The Agreements provide for salaries of $175,000 each annually for the first 6 months following the date of the agreements, $200,000 per year, for the next 6 months, and $225,000 for the remainder of the term.

Note 6 Commitments and Contingencies

(A) Canada Employment Agreements

During December 2008, M4GPM entered into three-year employment agreements with two employees who will serve as the President and the Chief Executive Officers and manage the operations of M4GPM to begin in 2009. The agreements provide for salaries of $87,500 Canadian dollars per year and the granting of 1,000,000 shares of common stock to each employee, 250,000 of which were fully vested and non-forfeitable upon execution of each agreement. (See Note 4(D))

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

(B) Legal Proceedings

On January 6, 2009 a complaint was filed by Green Bullion Financial Services, LLC naming the Company as defendant. The complaint filed alleges (1) direct, contributory, and vicarious copyright infringement of the Plaintiff’s CASH4GOLD website; (2) false designation of origin based upon alleged use of the CASH4GOLD mark; (3) false advertising based upon statements made by the Company within its advertisements; (4) violation of the anti-cyber piracy consumer protection act; (5) violation of the Florida Deceptive and Unfair Trade Practices Act; and (6) common law unfair competition. These claims are prefaced upon the Plaintiff’s copyright registration of its website and its alleged common-law rights in the “CASH4GOLD” mark. The majority of these claims are based upon the actions of a third-party affiliate marketer unknown to the Company. On January 23, 2009, Plaintiff filed a motion for preliminary injunction seeking a Court order enjoining Money4Gold’s use of (1) the term “CASH4GOLD”; and (2) any portions of the Plaintiff’s website. The Company plans to vigorously defend the allegations. Given the preliminary stage of these proceedings, the Company is unable to give an accurate evaluation of the outcome of this proceeding or provide any estimate regarding the potential losses that would be incurred in the event of an unfavorable outcome.

Note 7 Income Taxes

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling $1,988,000 at December 31, 2008, expiring through 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2008 are approximately as follows:

Gross deferred tax assets:
Net operating loss carryforwards	$748,000
Total deferred tax assets	748,000
Less: valuation allowance	(748,000)
Net deferred tax asset recorded	$––

The valuation allowance at February 14, 2008 (inception) was $0. The net change in valuation allowance during the period ended December 31, 2008, was an increase of approximately $748,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

The actual tax benefit differs from the expected tax benefit for the period ended December 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

Expected tax expense (benefit) - Federal	$(1,031,000)
Expected tax expense (benefit) - State	(176,000)
Stock based compensation	404,000
Amortization of stock issued for prepaid refinery costs and a non-compete intangible asset – related party	54,000
Meals and entertainment	1,000
Change in Valuation Allowance	748,000
Actual tax expense (benefit)	$––

Note 8 Concentrations

Statement of Position 94-6, “Disclosure of Certain Significant Risks and Uncertainties”, addresses corporate vulnerability to concentrations.

For the period from February 14, 2008 (inception) to December 31, 2008, 100% of revenues and accounts receivable were from one customer, the refiner, a related party.

For the period from February 14, 2008 (inception) to December 31, 2008, the Company had data lead expense from one vendor, a related party totaling 42%. At December 31, 2008, the Company has 68% of its accounts payable from one vendor, a related party.

Note 9 Subsequent Events

(A) Private Placements

During March 2009, M4GHI sold 350,000 shares of common stock and three year warrants to purchase 350,000 shares of common stock at an exercise price of $0.40 per share in a private placement for $70,000.

During April 2009, the Company sold 500,000 shares of common stock and three year warrants to purchase 500,000 shares of common stock at an exercise price of $0.40 per share in a private placement for $100,000.

On April 10, 2009, the Company agreed to re-price any of the original investments from the September 2008 offering as discussed in Note 4(B), if and only if that investor invests at least 25% of the amount he originally invested in the September 2008 offering in our new 2009 private placement. In that event, the investor will receive a number of shares and warrants equal to 50% of what he received in the September 2008 offering.  In addition, the exercise price of the original and new warrants will be reduced from $0.50 to $0.40 per share. For his new investment in the 2009 offering, the investor will receive additional shares and warrants as part of the new private placement with similar terms.

(B) Secured Convertible Debt, Debt Issue Costs and Fair Value Measurement of Derivative Financial Instrument

On March 4, 2009, the Company received net proceeds of $237,500 from a $250,000 90 day secured convertible note. The note bears interest at 15%, default interest of 18%, and is secured by all assets of the Company. The note is partially guaranteed by two officers of the Company in the amount of $25,000 each. The debt is convertible based upon the average of the three lowest closing bid prices within the prior twenty trading day period. The conversion option may only be exercised in the event of default.

On April 14, 2009, the note maturity date was extended to June 1, 2010. In consideration for the extension, the Company must prepay the debt in full upon raising $500,000 in equity securities. If the note is not repaid by September 4, 2009, the note principal will be increased to $275,000. Additionally, the Company has issued to the investor 1,000,000, five-year warrants, exercisable at $0.01 per share, with cashless exercise provisions. These warrants will vest and become exercisable only if the note has not been repaid by September 4, 2009.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2008

The $250,000 convertible debt instrument was also determined to be a derivative liability instrument under SFAS No. 133 and EITF No. 00-19, since the exercise price of the convertible debt contained a variable conversion feature; the fair value of this embedded conversion option is calculated and assigned a fair value.

The variables considered by management for this derivative financial instrument, at its commitment date above was as follows:

Expected dividends	0%
Expected volatility	133.72%
Expected term – embedded conversion option	1.24 years
Risk free interest rate	0.60%

The fair value of the embedded conversion option at the measurement date was $142,168.

In connection with the issuance of the secured convertible note, the Company paid debt-offering costs of $12,500. These debt issue costs are being amortized to interest expense through June 1, 2010.

In connection with the issuance of the 1,000,000 warrants, the Company used the following variables to determine the fair value of the warrants granted:

Expected dividends	0%
Expected volatility	154.10%
Expected term – embedded conversion option	5 years
Risk free interest rate	1.9%
Expected forfeitures	100%

The fair value of these warrants at the measurement date was $0. The Company has determined that under the guidance in SFAS No. 5, “Accounting for Contingencies”, the probability of the repayment on the $250,000 debt instrument is highly probable and certain. Therefore, the Company has determined that none of these warrants will ever vest or become exercisable. The Company expects to repay the debt on or before September 4, 2009. Managements estimate is based upon current and expected future events in the near term.

(C) Revolving Line of Credit and Promissory Note

In March 2009, M4GPM borrowed $250,000 on a line of credit provided by a stockholder for purchasing inventory. The line of credit is due on demand and unsecured. Interest on the $250,000 is calculated as 20% of M4GPM’s gross margin on the related precious metals inventory sold. In the event of default, the note accrues a penalty of 15% of the outstanding principal plus interest. In April 2009, the Company repaid the loan.

(D) Stock Options

On April 10, 2009, the Company granted 250,000 non-qualified stock options to an employee for future services. The options are exercisable over a five-year term, vesting quarterly in equal installments over three years. These options are exercisable at $0.31 per share. In addition, the employee was also granted $1,000 of stock for services rendered.

The total fair value of the options of $71,100 was based upon the use of a Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.36%
Expected dividend yield	0%
Expected volatility	153.55%
Expected life	5 years
Expected forfeitures	0%