Form 10-Q
period 2009-03-31
MONEY4GOLD HOLDINGS INC
filed 2009-05-20
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-50494

———————

Money4Gold Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0412432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 South Federal Highway Ste. 600, Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

(561) 544-2447

 (Registrant’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 19, 2009
Common Stock, $0.0001 par value per share	159,933,590 shares

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash and cash equivalents	$259,826	$778,436
Accounts receivable - related party	141,925	285,707
Inventory	61,577	32,209
Prepaid asset - related party	187,627	187,627
Debt issue costs - net	8,750	––
Prepaid and other current assets	61,351	810
Total Current Assets	721,056	1,284,789

Other Assets:
Fixed Assets - net	2,123	––
Intangible assets - net	61,208	65,167
Intangible asset - net - related party	243,221	257,814
Prepaid asset - related party	594,152	641,059
Other assets	34,065	21,234
Total Other Assets	934,769	985,274

Total Assets	$1,655,825	$2,270,063

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$304,160	$243,315
Accounts payable - related party	508,792	568,198
Accrued expenses	42,377	27,233
Revolving line of credit	250,000	––
Derivative liability	70,589	––
Total Current Liabilities	1,175,918	838,746

Convertible Note Payable, net of discount	201,400	––

Total Liabilities	1,377,318	838,746

Stockholders' Equity:
Convertible Series A preferred stock, ($0.0001 par value, 25,000,000 shares authorized,11,900,000 and 14,100,000 issued and outstanding)	1,190	1,410
Common stock, ($0.0001 par value, 200,000,000 shares authorized, 81,428,932 and 78,776,432 shares issued and outstanding)	8,144	7,879
Additional paid in capital	4,834,139	4,631,636
Accumulated deficit	(4,565,300)	(3,209,608)
Accumulated other comprehensive loss	334	––

Total Stockholders' Equity	278,507	1,431,317

Total Liabilities and Stockholders' Equity	$1,655,825	$2,270,063

See accompanying notes to unaudited consolidated financial statements.

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31, 2009	For the period from February 14, 2008 (Inception) to March 31, 2008

Revenues	$1,195,638	$––

Cost of revenue	549,890	––

Gross profit	645,748	––

Operating expenses
General and administrative	1,972,996	14,525
Total operating expenses	1,972,996	14,525

Loss from operations	(1,327,248)	(14,525)

Other income (expense)
Interest income	78	––
Interest expense	(27,362)	––
Change in fair value of derivative liability - embedded conversion option	(1,160)	––
Total other income (expense)	(28,444)	––

Net loss	$(1,355,692)	$(14,525)

Net loss per share - basic and diluted	$(0.02)	$––

Weighted average number of shares outstanding during the period - basic and diluted	79,116,959	––

See accompanying notes to unaudited consolidated financial statements.

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2009	For the period from February 14, 2008 (Inception) to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,355,692)	(14,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services – consultants	10,000	––
Stock based compensation expense - consultants	10,896	––
Stock based compensation expense - directors	30,222	––
Stock based compensation expense - employees	71,430	––
Change in fair value of derivative liability - embedded conversion option	1,160	––
Amortization of debt discount	20,829	––
Amortization debt issue costs	3,750	––
Amortization	65,459	––
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable - related party	143,782	––
Inventory	(29,368)	––
Prepaid and other current assets	(60,541)	––
Other assets	(12,831)	––
Increase (Decrease) in:
Accounts payable	60,845	3,685
Accounts payable - related party	(59,406)	––
Accrued expenses	15,144	––
Net Cash Used In Operating Activities	(1,084,321)	(10,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	––	(3,750)
Cash paid to acquire fixed assets	(2,123)	––
Net Cash Used in Investing Activities	(2,123)	(3,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of member units	––	50,000
Proceeds from revolving line of credit	250,000	––
Proceeds from convertible note payable	250,000	––
Cash paid as debt offering costs	(12,500)	––
Issuance of common stock and warrants in private placement	80,000	––
Net Cash Provided By Financing Activities	567,500	50,000

Net Increase (Decrease) in Cash and Cash Equivalents	(518,944)	35,410

Effect of Exchange Rates on Cash and Cash Equivalents	334	––

Cash and Cash Equivalents - Beginning of Period	778,436	––

Cash and Cash Equivalents - End of Period	$259,826	$35,410

See accompanying notes to unaudited consolidated financial statements.

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the three months ended March 31, 2009	For the period from February 14, 2008 (Inception) to March 31, 2008

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$––	$––
Interest	$––	$––

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability arising from convertible note payable	$69,429	$––
Conversion of preferred stock into common stock	$220	$––

See accompanying notes to unaudited consolidated financial statements.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1 Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007. The interim results for the period ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year.

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

Through online and television advertising and direct marketing, the Company purchases precious metals from the public. These items are sold to a related party refiner, the Company’s primary customer.

The Company currently has six subsidiaries:

1.

M4G was incorporated in Delaware on February 14, 2008;

2.

HD Capital Holdings, LLC (“HD”);

3.

Money4Gold W.Y., Inc. (“M4GWY”);

4.

Money4Gold Precious Metals, Inc. (“M4GPM”), a Canadian corporation, which was incorporated on December 4, 2008;

5.

Money4Gold UK Limited (“M4GUK”), a United Kingdom corporation, which was incorporated on December 5, 2008; and

6.

MGE Enterprises Corporation (“MGE”) acquired on May 7, 2009.

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

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1 Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 did not apply for purposes of presenting pro-forma financial information.

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

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1 Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2009 and December 31, 2008, the balance exceeded the federally insured limit by $0 and $521,130, respectively.

Accounts Receivable

Accounts receivable represents obligations from a related party refiner that is subject to normal collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. At March 31, 2009 and for the period from February 14, 2008 (Inception) to March 31, 2008, respectively, there was no allowance required.

Inventory

At March 31, 2009, the Company had inventory consisting of diamonds and precious metals, which included gold, silver and platinum – valued at cost. Inventory is acquired directly from third parties.

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

Debt Issue Costs

The Company has paid debt issue costs in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense (see Note 4).

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

The Company earns revenue from the sale melted precious metals, including gold, silver and platinum and diamonds. Revenue from melted precious metals is recorded upon acceptance by the refiner, and the weight is set in troy ounces. Once the refiner accepts the items (acceptance is defined as the refiner taking title to the precious metals and bearing the risk of loss), the Company permits no returns from the refiner. The refiner remits payment to the Company based upon what the refiner determines to be the fair value of the precious metals. Upon transfer of the precious metals to the refiner, the Company has no further obligations. Revenue from diamond sales is recorded upon acceptance from the purchaser of the diamonds. For the three months ended March 31, 2009, all diamonds have been sold to an affiliate of the officers of M4GPM

Cost of Revenues

The Company includes in cost of sales the cost of diamond and precious metal purchases, refining fees, marketing and freight costs to acquire inventory, fulfillment cost to process the handling and preparation of the G-Pak, and the G-Pak printing materials. The G-Pak contains all the necessary prepaid envelopes, documents, and printing supplies necessary to acquire precious metals from the Company’s customers.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1 Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expense for the period ending March 31, 2009 and the period from February 14, 2008 (Inception) to March 31, 2008 was $872,984 and $0, respectively.

Foreign Currency Transactions

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency (United States Dollars, Canadian Dollars and British Pounds) as the functional currency. Assets and liabilities of the subsidiary have been translated at current exchange rates as of March 31, 2009, and related revenue and expenses have been translated at average exchange rates for the three months ended March 31, 2009. All equity transactions have been translated at their historical rates when the transaction occurred. Those translation adjustments are included as a component of accumulated other comprehensive loss and as a component of stockholders’ deficit. Transaction gains and losses related to operating assets and liabilities are included in general and administrative expense.

The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company had foreign currency translation losses for the three months ending March 31, 2009 and the period from February 14, 2008 (Inception) to March 31, 2008 of $334 and $0, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable – related party, inventory, prepaid asset – related party, prepaid and other current assets, , accounts payable, accounts payable – related party, accrued expenses, revolving line of credit and convertible note payable approximates fair value due to the relatively short period to maturity for these instruments.

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

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1 Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

Once determined that these are derivative financial instruments, the Company records these instruments as derivative liabilities. The fair value of these instruments are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. In assessing the nature of a financial instrument as freestanding, the Company has applied the guidance pursuant to EITF No.’s 00-19.

Finally, if necessary, the Company will apply the related guidance in EITF No.’s 00-19-2 and 05-4 as well as SFAS No. 5 when determining the existence of liquidated damage provisions. Liquidated damage provisions are not marked to market, but evaluated based upon the probability that a related liability should be recorded. The Company did not have any liquidated damage clauses for any of their financing transactions as of March 31, 2009.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2009 and 2008, the Company only operated in one segment; however, due to its foreign operations in Canada and the United Kingdom during 2009, segment information has been presented.

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As of March 31, 2009, the Company had 8,620,833 shares of fully vested common stock equivalents consisting of 8,400,000 warrants and 220,833 options, all of which were excluded, as their effect would be anti-dilutive.

Comprehensive Income (Loss)

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive income or loss is comprised of net earnings or loss and other comprehensive income or loss, which includes certain changes in equity, excluded from net earnings, primarily foreign currency translation adjustments.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1 Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

Foreign Country Risks

The Company may be exposed to certain risks as a portion of its operations are being conducted in Canada and the United Kingdom. These include risks associated with, among others, the political, economic and legal environment, as well as foreign currency exchange risk. The Company’s results may be adversely affected by change in the political and social conditions in these countries due to governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions and remittances abroad, and rates and methods of taxation, among other things. The Company does not believe these risks to be significant, and no such losses have occurred because of these factors. However, there can be no assurance those changes in political and other conditions will not result in any adverse impact in future periods.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1 Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

In January 2009, the Company adopted the provisions of Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5) which was ratified by the Financial Accounting Standards Board on June 25, 2008 and became effective for financial statements issued after December 15, 2008. Earlier application was not permitted.  Under the provisions of EITF 07-5, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), may no longer be exempt from derivative accounting treatment under paragraph 11a. of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  As a result, warrants and embedded conversion features of convertible notes may no longer be recorded in equity, but may rather be recorded as a liability which will be revalued at fair value at each reporting date. Further, under derivative accounting, the warrants will be valued at their fair value, rather than their relative fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value on the issuance date. Embedded conversion features will be valued at their fair value, rather than by the intrinsic value method. The fair value of the embedded conversion feature will be added to loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts. If the amount of the fair value of embedded conversion feature applied to discount is less than the total fair value of the embedded conversion feature, the remainder will be recorded as change in fair value on the issuance date.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $1,355,692 and net cash used in operations of $1,084,321 for the three months ended March 31, 2009; and had a working capital deficit of $454,862, and an accumulated deficit of $4,565,300 at March 31, 2009.

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

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 2 Going Concern (Continued)

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

See Notes 4, 5, 6 and 11, which details the Company’s most recent capital raising efforts. At March 31, 2009, a significant portion of the Company’s current liabilities are with an affiliate of the Company’s former Chief Executive Officer and current President. The affiliate has indicated its willingness to consider the Company’s cash position and resources before exercising its right to demand payment on outstanding amounts.

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

The Company allocated the total valuation of the share issuance to the non-compete for $291,865 with the remaining $938,135 allocated to prepaid services. The allocation was based on a weighted average of the relative fair values ascribed to those assets. The Company classified $187,627 as the current portion of the prepaid, with the remaining $750,508 included as a long-term asset. The non-compete and intangible asset are being amortized over the life of the service agreement, which is five years. Amortization expense for the three month period ended March 31, 2009 and the period from February 14, 2008 (Inception) to December 31, 2008 was $61,500 and $0, respectively.

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

•

An officer of the refiner serves on the Company’s Board of Directors. The Company believes this creates a fiduciary duty to the Company’s management and stockholders. The Company has evaluated this as a significant disincentive for non-performance.

At March 31, 2009, the Company determined that no impairment was required under SFAS No. 144. The Company plans to assess the carrying amount of the prepaid refinery fees and intangible asset when evidence becomes available regarding impairment as well as at each annual reporting period date.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 3 Intangible Assets (Continued)

(B)

Other

During 2008, the Company paid $70,000 for other intangible assets. These intangibles are being amortized over their estimated useful lives ranging from three to five years. Amortization expense for the three months ended March 31, 2009 and for period from February 14, 2008 (Inception) to March 31, 2008 was $3,958 and $0, respectively.

At March 31, 2009 and December 31, 2008, intangible assets consisted of:

	March 31, 2009	December 31, 2008
Non-compete - related party	$291,865	$291,865
Other	70,000	70,000
	361,865	361,865
Less: accumulated amortization	(57,436)	(38,884)
Intangible assets - net	$304,429	$322,981

Note 4 Secured Convertible Debt, Debt Issue Costs and Fair Value Measurement of Derivative Financial Instrument

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

The fair value of the embedded conversion option at the commitment date was $69,429.

In connection with the issuance of the secured convertible note, the Company paid debt-offering costs of $12,500. These debt issue costs are being amortized to interest expense through June 1, 2010. For the three months ended March 31, 2009, the Company recorded amortization of $3,750.

Note 5 Revolving Line of Credit and Promissory Note

In March 2009, M4GPM borrowed $250,000 on a line of credit provided by a stockholder for purchasing inventory. The line of credit is due on demand and is unsecured. Interest on the $250,000 is calculated as 20% of M4GPM’s gross margin on the related precious metals inventory sold. In the event of default, the note accrues a penalty of 15% of the outstanding principal plus interest. In April 2009, the Company repaid the line in full.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 6 Stockholders’ Equity

(A)

Issuances in Accounting Acquirer

During March 2008, HD issued 10,000 member units to its founders for $50,000 ($5/unit).

On March 26, 2008, M4G issued 967,965 founder shares, having a fair value of $3,037 ($0.0031/share), based upon the services provided prior to incorporation by three persons consisting of the Company’s current Chairman of the Board, President and Chief Financial Officer.

(B)

Private Placement

During March 2009, M4GHI sold 400,000 shares of common stock and three year warrants to purchase 400,000 shares of common stock at an exercise price of $0.40 per share in a private placement for proceeds of $80,000. There were no offering costs associated with the private placement.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – February 14, 2008 (inception)
Granted	8,000,000	$0.50
Exercised	––	$––
Forfeited	––	$––
Outstanding – December 31, 2008	8,000,000	$0.50
Granted	400,000	$0.40
Exercised	––	$––
Forfeited	––	$––
Outstanding March 31, 2009	8,400,000	$0.50
Exercisable – March 31, 2009	8,400,000	$0.50

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40-$0.50	8,400,000	2.53 years	$0.50	8,400,000	$0.50

At March 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 6 Stockholders’ Equity (Continued)

(C)

Stock Option Grants

For the three months ended March 31, 2009, the Company recognized $32,137 in stock based compensation expense related to 873,134 options granted during 2008.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – February 14, 2008 (inception)
Granted	1,073,134	$0.48
Exercised	––	$––
Forfeited	––	$––
Outstanding – December 31, 2008	1,073,134	$0.48
Granted	––	$––
Exercised	––	$––
Forfeited	––	$––
Outstanding March 31, 2009	1,073,134	$0.48
Exercisable – March 31, 2009	220,833	$0.58
Weighted average fair value of options granted during the period ended March 31, 2009	$0	$––
Weighted average fair value of options exercisable at March 31, 2009	$107,196	$0.49

Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.30-$0.61	1,073,134	4.58 years	$0.48

Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.30-$0.61	220,833	4.56 years	$0.58

At March 31, 2009, the total intrinsic value of options outstanding and exercisable was $15,000 and $1,250, respectively.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding – February 14, 2008 (inception)
Granted	1,073,134	$0.45
Vested	(200,000)	0.48
Cancelled or forfeited	––	––
Outstanding – December 31, 2008	873,134	$0.44
Granted	––	––
Vested	(20,833)	0.52
Cancelled or forfeited	––	––
Outstanding – March 31, 2009	852,301	$0.44

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 6 Stockholders’ Equity (Continued)

Total unrecognized share-based compensation expense from non-vested stock options at March 31, 2009 was $374,743, which is expected to be recognized over a weighted average period of approximately of 2.60 years.

(D)

Stock Issuance

On October 1, 2008, the Company granted 50,000 shares of restricted common stock to a consultant for services rendered. The shares are fully vested and non-forfeitable, and had a fair value of $44,500 based upon the quoted closing trading price of the stock as of the issuance date. Furthermore, in accordance with a consulting agreement, the Company is to grant an additional 50,000 shares of stock for future services at the end of six months. As of March 31, 2009 the stock was valued at $18,000 based upon the quoted closing trading price of the stock. The value of the stock is adjusted on a monthly basis over the six-month term of the agreement so that the requisite portion of the expense corresponding to the service period is being recognized. During 2008, the Company recognized $9,000 in consulting expenses and during the three months ended March 31, 2009, the Company recognized an additional $9,000 in consulting expenses.

On October 20, 2008, the Company, under the Plan issued 300,000 shares of restricted common stock, having a fair value of $183,000 ($0.61/share), based upon the quoted closing trading price of the stock as of the issuance date, to a director upon appointment to the Board. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date. For the three months ended March 31, 2009, the Company recognized $15,250 as compensation expense.

On November 1, 2008, the Company entered into a consulting agreement with a third party for $3,000 per month. Additionally, the consultant will receive shares of common stock having a fair value of $1,000 at the end of each month under the agreement. During November and December 2008, the consultant received an aggregate 5,480 shares having an aggregate fair value of $2,000 based upon the fair value of the services rendered. During January 2009, the consultant received an aggregate 2,500 shares having an aggregate fair value of $1,000 based upon the fair value of the services rendered. The agreement was terminated effective January 31, 2009.

On December 22, 2008, the Company approved the issuance of an aggregate of 2,000,000 shares of restricted common stock to two officers of M4GPM in accordance with their employment contracts (see Note 8). Of the total shares authorized, 500,000 are issued, fully vested and non-forfeitable, and had a fair value of $150,000 ($0.30/share), based upon the quoted closing trading price of the stock on the issuance date. The $150,000 was expensed during the period ended December 31, 2008. Furthermore, the remaining 1,500,000 shares have a fair value of $450,000 ($0.30/share), based upon the closing price of the stock at the date of issuance. The expense will be amortized over the remaining three-year term.

The 1,500,000 shares will vest as follows:

June 30, 2009 – 250,000 shares

December 31, 2009 – 250,000 shares

March 31, 2010 – 250,000 shares

June 30, 2010 – 250,000 shares

December 31, 2010 - 250,000 shares

June 30, 2011 - 250,000 shares

For the three months ended March 31, 2009, the Company recognized $65,161 as compensation expense.

(E)

Convertible Series A Preferred Stock

The preferred shares have no voting rights, are not entitled to receive dividends and do not have any liquidation preferences. In addition, each share is convertible into one share of the Company’s common stock at the election of the holder. The Company has determined that no beneficial conversion feature or derivative financial instrument exists. During the period ended March 31, 2009, 2,200,000 shares of preferred stock were converted to common stock.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 7 Related Party Transactions

During the three months ended March 31, 2009, the Company incurred data lead expense of $499,339 to an affiliate of the Company’s then Chief Executive Officer (and now President) for seeking customers as part of its marketing services. This related party continues to provide services, under a Services Agreement.

On July 15, 2008, the Company entered into two-year employment agreements with its then Chief Executive Officer and its Chief Financial Officer. The Agreements provide for salaries of $175,000 each annually for the first 6 months following the date of the agreements, $200,000 per year, for the next 6 months, and $225,000 for the remainder of the term.

As discussed in Note 9(D), In accordance with the share exchange with MGE, two former officers of MGE became Chief Executive Officer and Chief Operating Officer of the Company; the Company’s then Chief Executive Officer became President and the former President resigned that position but remained Chief Financial Officer. Additionally, the Company extended the President’s and Chief Financial Officer’s employment agreements to expire on the same day as the new executive officers.

Note 8 Commitments and Contingencies

(A) Canada Employment Agreements

During December 2008, M4GPM entered into three-year employment agreements with two employees who will serve as the President and the Chief Executive Officer and manage the operations of M4GPM to begin in 2009. The agreements provide for salaries of $87,500 Canadian dollars per year and the granting of 1,000,000 shares of common stock to each employee, 250,000 of which were fully vested and non-forfeitable upon execution of each agreement. (See Note 6(D)).

(B) Legal Proceedings

On January 6, 2009 a complaint was filed by Green Bullion Financial Services, LLC naming the Company as defendant. The complaint filed alleges (1) direct, contributory, and vicarious copyright infringement of the Plaintiff’s CASH4GOLD website; (2) false designation of origin based upon alleged use of the CASH4GOLD mark; (3) false advertising based upon statements made by the Company within its advertisements; (4) violation of the anti-cyber piracy consumer protection act; (5) violation of the Florida Deceptive and Unfair Trade Practices Act; and (6) common law unfair competition. These claims are prefaced upon the Plaintiff’s copyright registration of its website and its alleged common-law rights in the “CASH4GOLD” mark. The Company views these claims as meritless and plans to vigorously defend the allegations. On January 23, 2009, Plaintiff filed a motion for preliminary injunction seeking a Court order enjoining Money4Gold’s use of (1) the term “CASH4GOLD”; and (2) any portions of the Plaintiff’s website. In April 2009, the court commenced a preliminary injunction hearing which concluded in May which decision has been reserved. Given the preliminary stage of these proceedings, the Company is unable to give an accurate evaluation of the outcome of this proceeding or provide any estimate regarding the potential losses that would be incurred in the event of an unfavorable outcome.

Note 9 Concentrations

Statement of Position 94-6, “Disclosure of Certain Significant Risks and Uncertainties”, addresses corporate vulnerability to concentrations.

At March 31, 2009 and December 31, 2008, 99% and 100% of accounts receivable were from one customer, the refiner, a related party.

For the three months ended March 31, 2009 and 2008, 99.6% and 0% of revenues were from one customer, the refiner, a related party.

For the three months ended March 31, 2009, the Company had data lead expense from one vendor, a related party totaling 31%. At March 31, 2009, the Company has 63% of its accounts payable from one vendor, a related party.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 10 Segment Information

The Company follows SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, with respect to its operating segments. The Company’s revenue is substantially derived from the operation in a single business segment, through direct marketing and online advertising, the Company purchases precious metals from the public. These items are sold to a related party refiner, the Company’s primary customer.

Sales generated outside the United States are made by M4GPM, the Company’s Canadian subsidiary. M4GUK, the Company’s United Kingdom subsidiary, was not generating revenues as of March 31, 2009.

A summary of the Company’s revenues and assets for the three months ended March 31, 2009 and for period from February 14, 2008 (Inception) to March 31, 2008 is provided below:

	2009
	M4G	M4GPM	Total

Revenues	$1,012,389	$183,249	$1,195,638

Total assets	$1,347,593	$301,134	$1,648,727

	2008
	M4G	M4GPM	Total

Revenues	$––	$––	$––

Total assets	$39,220	$––	$39,220

Note 11 Subsequent Events

(A) Private Placements

During April 2009, the Company sold 500,000 shares of common stock and three year warrants to purchase 500,000 shares of common stock at an exercise price of $0.40 per share in a private placement for $100,000.

During May 2009, the Company sold 875,000 shares of common stock and three year warrants to purchase 875,000 shares of common stock at an exercise price of $0.40 per share in a private placement for $175,000.

On April 30, 2009, a relative of the Company’s Chief Financial Officer invested $250,000 and received 25,000 shares of Series B cumulative, redeemable Preferred Stock (stated value of $10/share). Series B preferred shares have the following rights:

•

Non-voting

•

Liquidation preference equal to $250,000.

•

These securities have a 7% annual dividend which will be declared quarterly and accrue until it may be lawfully paid.

•

The accrued dividend may be converted into common stock at the holder’s option 90 days after issuance. The conversion price will be equal to the closing price of the Company’s common stock on the date the dividend is declared.

•

Beginning July 16, 2009, the Company will, if requested by the investor, redeem the Series B preferred shares.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 11 Subsequent Events (Continued)

In assessing these redeemable shares, the Company has determined that the guidance in EITF Topic D-98, “Classification and Measurement of Redeemable Securities” applies. Additionally, under SEC Rule 5-02.28 of Regulation S-X, it was determined that these securities were not solely in the control of the issuer and would be required to be presented outside of permanent equity.

On April 10, 2009, the Company agreed to re-price any of the original investments from the September 2008 offering as discussed in Note 6(B), if and only if that investor invests at least 20% of the amount he originally invested in the September 2008 offering in the Company’s new 2009 private placement. In that event, the investor will receive a number of shares and warrants equal to 50% of what he received in the September 2008 offering. In addition, the exercise price of the original and new warrants will be reduced from $0.50 to $0.40 per share. For his new investment in the 2009 offering, the investor will receive additional shares and warrants as part of the new private placement with similar terms. As a result, 2,250,000 additional shares of common stock and 2,250,000 additional warrants will be issued.

(B) Stock Options

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

(C) Note Payable

On April 14, 2009, the secured convertible debt (Note 4) maturity date was extended to June 1, 2010. In consideration for the extension, the Company must prepay the debt in full upon raising $500,000 in equity securities. If the note is not repaid by September 4, 2009, the note principal will be increased to $275,000. Additionally, the Company has issued to the investor 1,000,000, five-year warrants, exercisable at $0.01 per share, with cashless exercise provisions. These warrants will vest and become exercisable only if the note has not been repaid by September 4, 2009. In May 2009, the note holder agreed to amend the note to exclude MGEs assets and stock from the assets secured under the note.

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

Additionally, these 1,000,000 warrants are not considered common stock equivalents for purposes of computing earnings per share, since they are contingently issuable.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 11 Subsequent Events (Continued)

(D) Acquisition

On May 5, 2009, the Company acquired a competitor, MGE, through a share exchange, whereby the Company issued 74,876,432 shares of common stock to MGE’s shareholders. Management is currently in process of valuing the shares issued in connection with the share exchange and expects to have it completed by June 30, 2009.

In accordance with the share exchange, two former officers of MGE became Chief Executive Officer and Chief Operating Officer of the Company; the Company’s then Chief Executive Officer became President and the former President resigned that position but remained Chief Financial Officer. The Company entered into three-year employment agreements with the new Chief Executive Officer and Chief Operating Officer in which they will be paid $200,000 each for the first six months of the agreement and $225,000 each for the remaining term of the agreement. Additionally, the Company extended the President’s and Chief Financial Officer’s original employment agreements to expire on the same day as the new executive officers.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

The Company provides an easy and convenient way for individuals to convert unwanted jewelry to cash. The Company is a producer of gold, silver and platinum through scrap aggregation. Through online and television advertising, direct marketing and its mail-order system, the Company purchases unwanted items containing precious metals from the public at scrap prices and through a refinery partner refines these items into their pure state and sells them at spot prices.

We are continuing to expand our marketing efforts in the U.S. across multiple marketing channels and expanding our international presence. Through these channels, potential customers are directed to our website or inbound call-center. Upon arriving at either channel, they provide us with basic information that is used to deliver our mail-order kit to them. Once a customer receives our mail-order kit, they use it to package any unwanted items containing precious metals that they are interested in selling and mail it to us. Each mail-order kit may be tracked via our website and upon its arrival; the materials included are assessed based on metal type, purity and weight. We utilize the London spot pricing for each metal type for pricing of customer items on the day in which it is processed. We then send out a payment check to our customers, based on the aggregate value of their items less our fees and costs. Once the customer cashes their check, our contractual obligation with that customer is completed. In the event a customer does not like the amount they receive from us, our terms stipulate they have up to 10 days to return the check to us, at which time we will return their items.

In the first quarter of 2009 we accomplished significant milestones:

•

Our quarterly revenues increased to approximately $1,196,000 compared to the fourth quarter 2008 revenues of approximately $826,000 reflecting the impact of our marketing efforts;

•

Our gross margin was 54% compared to 47% for the fourth quarter of 2008; and

•

Our May 7, 2009 acquisition of MGE Enterprises Corporation (“MGE”), a leading competitor with growing revenues from television advertising should lead to an increase in our future revenues and expenses.

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

The Company earns revenue from the sale of diamonds and melted precious metals including gold, silver, platinum. Revenue is recorded upon acceptance of the material by the refiner or the purchaser of the diamonds. The Company permits no returns from the refiner. Once the product has been held in inventory by the refiner for 10 days, the party who the Company acquired the inventory from is not entitled to request the return of the inventory. At this time, the acquired inventory is ready for the melting process.

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

For the quarter ended March 31, 2009, we generated $1,195,638 in revenues and realized a gross profit of $645,748. Our gross profit margin was 54%, a substantial increase over the 47% gross margin for the fourth quarter of 2008.

For the quarter ended March 31, 2009, our total operating expenses were $1,972,996 including general and administrative expenses, rent, legal accounting fees and marketing. Marketing expenses are recorded as incurred. These expenses do not result in immediate revenues being generated. Due to our business cycle which includes the time it takes to send a requested G-Pak to a potential customer, the time it takes for that customer to return the G-Pak to the Company and the specified return period, our experience to date is that we incur an approximately 30 to 60 day period before these expenses lead to revenues. Our total marketing expense for quarter ended March 31, 2009 was $872,974.

For the quarter ended March 31, 2009, we incurred a net loss of $1,355,692, which resulted largely from our increased marketing activity during the end of the period as well as the investment in the start up costs for the Canadian and United Kingdom operations.

At March 31, 2009, we had approximately of $ 540,618 of stock based compensation expense, which we expect to recognize over the next 2.5 years. Additionally, at March 31, 2009, we had approximately $374,743 of compensation expense related to stock options, which we expect to recognize over the next 2.5 years including $96,410 in 2009.

Liquidity and Capital Resources

For the quarter ended March 31, 2009, we used net cash of $1,084,321 to fund our operating activities. From our net loss of $1,355,692, the primary offsetting items were an increase in accounts payable of $60,845 and an increase in accounts receivable of $143,782.

For the quarter ended March 31, 2009, we used $2,123 of net cash in investing activities consisting of cash paid for fixed assets.

For the quarter ended March 31, 2009, we received net cash of $567,500 from financing activities which primarily consisted of $250,000 from issuing a convertible promissory note, $250,000 from a revolving line of credit and cash from sales of stock.

On March 4, 2009, the Company issued a 90-day secured $250,000 note. The note is secured by all of the assets of the Company, excluding the assets the Company acquired in the MGE acquisition and limited $25,000 guarantees from the Company’s President and Chief Financial Officer. On April 14, 2009, we amended the note by extending the due date to June 1, 2010. We agreed to prepay the note once we have raised $500,000. Additionally, if the note is not paid by September 4, 2009, the principal increases to $275,000. For additional security to the note holder, we issued the note holder 1,000,000 warrants, exercisable at $0.01 per share with cashless exercise rights. The warrants only vest and become exercisable in the event the note is not paid in full by September 4, 2009.

Our marketing efforts are and continue to be our most significant uses of cash. Due to the nature of Internet marketing, television advertising and traditional marketing, cash is expended prior to receipt of proceeds from revenues, which means that the more we grow, the more we need cash to support our growth. Our cash needs will be affected by the lag we realize between when we use cash for marketing and when we receive proceeds from the sale of the refined material. Our current cash resources may become a limiting factor as we increase our rate of growth. As of the date of this Report, we had approximately $153,047 in available cash. We do not have sufficient working capital to fund our operations for the next 12 months. We are seeking to raise $2,000,000. We are also seeking to borrow money from a factor to provide us working capital pending receipt of payment from Republic Metals Corporation, our refiner.

We are hoping to finance our growth and working capital needs with the proceeds from sales under our private placement and lines of credit from banking institutions due to the nature of our business, specifically the fact that we will be holding large amounts of precious metal assets. However, because of the current problems affecting the global credit markets and the decline in our stock price, we may not be able to borrow sufficient amounts to meet our working capital needs. Accordingly, we may be required to issue equity and/or debt securities. To the extent we are successful in raising funds from equity and equity-linked securities, it will dilute our existing shareholders.

Related Person Transactions

We incur significant marketing expenses from a company which is 50% owned by our President. See Note 7 to our unaudited consolidated financial statements. We believe that the terms are more favorable to us than those which we can obtain from unrelated third parties.

New Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements included in this Report for discussion of recent accounting pronouncements.

Forward Looking Statements

The statements in this Report relating to our future growth and liquidity are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, our ability to integrate with MGE, the impact of intense competition, the continuation or worsening of current economic conditions and the condition of the domestic and global credit and capital markets. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-K for the year ended December 31, 2008.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies

Item 4.

Controls and Procedures

Not applicable to smaller reporting companies

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below. Unless stated, all securities are shares of common stock.

Name or Class of Investor	Date Sold	No. of Securities	Reason for Issuance
Investor	March 4, 2009	$250,000 15% Secured Convertible Promissory Note and 1,000,000 warrants exercisable at $0.01 per share.	Financing
Private Placement Investors	March 13, 23, & 25, 2009	400,000 shares of common stock and 400,000 five-year warrants exercisable at $0.40 per share	Financing

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

Certain material agreements contain representations and warranties, which are qualified by the following factors: (1) the representations and warranties contained in any agreements filed with this Report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts; (2) the agreement may have different standards of materiality than standards of materiality under applicable securities laws; (3) the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws; (4) facts may have changed since the date of the agreements; and (5) only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

No.	Description	Incorporated By Reference	Exhibit #
2.1	Share Exchange Agreement dated July 23, 2008	Form 8-K filed July 29, 2008	2.1
3.1	Amended and Restated Certificate of Incorporation	Form 10-Q filed November 19, 2008	3.3
3.2	Certificate of Correction to the Certificate of Incorporation	Filed with this Report
3.3	Amended and Restated Bylaws	Filed with this Report
3.4	Certificate of Designation – Series A Preferred Stock	Form 10-K filed on April 15, 2009	3.3
3.5	Certificate of Designation – Series B Preferred Stock	Filed with this Report
4.1	2008 Equity Incentive Plan	Filed with this Report
4.2	2008/2009 Management Bonus Plan	Filed with this Report
4.3	Whalehaven Secured Convertible Promissory Note	Filed with this Report
10.1	Whalehaven Security Agreement	Filed with this Report
10.2	Whalehaven Subscription Agreement	Filed with this Report
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this Report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this Report
32.1	Certification of Principal Executive Officer (Section 906)	Furnished with this Report
32.2	Certification of Principal Financial Officer (Section 906)	Furnished with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONEY4GOLD HOLDINGS, INC

May 20, 2009	/s/ DOUGLAS FEIRSTEIN
Douglas Feirstein
Chief Executive Officer (Principal Executive Officer)

May 20, 2009	/s/ DANIEL BRAUSER
Daniel Brauser
Chief Financial Officer (Principal Financial Officer)