Form 10-Q
period 2009-06-30
MONEY4GOLD HOLDINGS INC
filed 2009-08-19
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 17, 2009
Common Stock, $0.0001 par value per share	160,671,149 shares

Money4Gold Holdings, Inc. and Subsidiaries

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

1

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

24

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

27

Item 4.      Controls and Procedures.

27

Item 4T.    Controls and Procedures.

27

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

28

Item 1A.    Risk Factors.

28

Item 2.      Recent Sales of Unregistered Securities.

28

Item 3.      Defaults Upon Senior Securities.

28

Item 4.      Submission of Matters to a Vote of Security Holders.

28

Item 5.      Other Information.

29

Item 6.      Exhibits.

29

SIGNATURES

30

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$23,393	$778,436
Accounts receivable - related party	268,265	285,707
Prepaid asset - related party	187,627	187,627
Prepaid and other current assets	12,950	810
Debt issue costs - net	18,142	—
Inventory	157,944	32,209
Total Current Assets	668,321	1,284,789

Fixed Assets - net	8,872	—

Other Assets:
Goodwill	13,231,957	—
Intangible assets - net	13,660	65,167
Intangible asset - net - related party	228,630	257,814
Prepaid asset - related party	547,245	641,059
Other assets	25,783	21,234
Total Other Assets	14,047,275	985,274

Total Assets	$14,724,468	$2,270,063

Liabilities and Stockholders' Equity

Current Liabilities:
Cash overdraft	$134,706	$—
Accounts payable	917,764	243,315
Accounts payable - related party	292,635	568,198
Accrued expenses	118,203	27,233
Deferred revenue	136,000	—
Media line of credit	300,000	—
Derivative liability	156,614	—
Notes payable - other	144,785	—
Convertible note payable - net	217,056	—

Total Current Liabilities	2,417,763	838,746

Convertible Redeemable Series B preferred stock ($10 stated value per share, 25,000 and 0 shares authorized, issued and outstanding, including 7% accrued dividends of $2,925)	252,925	—

Stockholders' Equity:
Convertible Series A preferred stock, ($0.0001 par value, 25,000,000 shares authorized, 11,900,000 and 14,100,000 issued and outstanding)	1,190	1,410
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 161,770,089 and 78,776,432 shares issued and outstanding)	16,178	7,879
Additional paid in capital	18,330,766	4,631,636
Accumulated deficit	(6,291,118)	(3,209,608)
Accumulated other comprehensive loss	(3,236)	—
Total Stockholders' Equity	12,053,780	1,431,317

Total Liabilities and Stockholders' Equity	$14,724,468	$2,270,063

See accompanying notes to unaudited consolidated financial statements

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended June 30, 2009	For the period from February 14, 2008 (Inception) to June 30, 2008
	June 30, 2009	June 30, 2008
Revenue	$1,490,560	$—	$2,676,002	$—

Cost of revenue	630,857	—	1,176,428	—

Gross profit	859,703	—	1,499,574	—

General and administrative	2,362,887	271,662	4,330,016	289,224

Loss from operations	(1,503,184)	(271,662)	(2,830,442)	(289,224)

Other income (expense)
Interest income	—	—	78	—
Interest expense	(43,347)	—	(70,699)	—
Impairment of intangible assets	(48,500)	—	(48,500)	—
Change in fair value of derivative liability - embedded conversion option	(86,025)	—	(87,185)	—
Warrant expense arising from repricing of investor warrants	(41,837)	—	(41,837)	—
Total other expense - net	(219,709)	—	(248,143)	—

Net loss	$(1,722,893)	$(271,662)	$(3,078,585)	$(289,224)

Foreign currency translation loss	(3,570)	—	(3,236)	—

Comprehensive loss	$(1,726,463)	$(271,662)	$(3,081,821)	$(289,224)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	127,712,613	15,679,494	104,711,174	14,902,691

See accompanying notes to unaudited consolidated financial statements

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2009	For the period from February 14, 2008 (Inception) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,078,585)	$(234,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment Loss-intangible	48,500	—
Gain on debt settlement	(12,426)	—
Warrants repriced in connection with stock offering	41,837	—
Derivative expense	87,086	—
Stock issued for services - consultants	81,700	—
Stock based compensation expense - consultants	19,612	—
Stock based compensation expense - directors	60,444	—
Stock based compensation expense - employees	176,465	—
Change in fair value of derivative liability - embedded conversion option
Amortization of debt discount	36,585	—
Amortization debt issue costs	9,449	—
Amortization	130,532	20,813
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable - related party	21,287	—
Inventory	(120,768)	(39,550)
Prepaid and other current assets	(11,472)	(4,307)
Other assets	(3,993)	—
Increase in:
Accounts payable	386,239	84,418
Accounts payable - related party	(275,563)	50,333
Accrued expenses	81,789	17,473
Deferred Revenues	136,000	—
Net Cash Used In Operating Activities	(2,185,282)	(105,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	(4,207)	(62,000)
Purchase of property and equipment	(8,964)	—
Net cash acquired in acquisition of MGE	15,360	—
Cash paid to acquire fixed assets
Net Cash Used in Investing Activities	2,189	(62,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	131,956	—
Proceeds from issuance of member units	—	28,482
Repayment of line of credit	(257,826)	—
Proceeds from revolving line of credit	263,016	—
Proceeds from Media line of credit	300,000	—
Proceeds from other notes payable	—	150,000
Repayment of other notes payable	(50,000)	—
Proceeds from sale of Series B Preferred Stock	250,000	—
Proceeds from issuance of common stock and warrants in private placement	610,000	—
Cash paid for direct offering costs	(26,449)	—
Proceeds from convertible note payable	250,000	—
Cash paid as debt offering costs	(27,591)	—
Net Cash Provided By Financing Activities	1,443,106	178,482

Net Increase (Decrease) in Cash and Cash Equivalents	(739,987)	10,993

See accompanying notes to unaudited consolidated financial statements

Money4Gold Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the six months ended June 30, 2009	For the period from February 14, 2008 (Inception) to June 30, 2008

Effect of Exchange Rates on Cash and Cash Equivalents	(15,056)	—

Cash and Cash Equivalents - Beginning of Period	778,436	—

Cash and Cash Equivalents - End of Period	$23,393	$10,993

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$2,402	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for prepaid refinery services - related party	$—	$938,135
Stock issued for non compete intangible asset - related party		291,865
Derivative liability arising from convertible note payable debt discount	$69,529	$—
Conversion of preferred stock into common stock	$220	$—
Settlement of accounts payable with common stock	$13,600	$—
Accrual of dividends on Series B Preferred Stock	$2,925	$—
Shares issued in connection with repricing	$225	$—

See accompanying notes to unaudited consolidated financial statements

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007. The interim results for the period ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year.

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

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

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

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2009 and December 31, 2008, the balance exceeded the federally insured limit by $0 and $521,130, respectively.

Accounts Receivable

Accounts receivable represents obligations from a related party refiner that is subject to normal collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. At June 30, 2009 and 2008, respectively, there was no allowance required.

Inventory

At June 30, 2009, the Company had inventory consisting of diamonds and precious metals, which included gold, silver and platinum – valued at cost. Inventory is acquired directly from third parties.

Fixed Assets

Fixed assets consisting of furniture and equipment are stated at cost, less accumulated depreciation on a straight-line basis over its estimated useful life of three to seven years.

Long Lived Assets

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

Intangible Assets

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting units’ goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. See Note 3.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Debt Issue Costs

The Company has paid debt issue costs in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company earns revenue from the sale melted precious metals, including gold, silver, platinum and diamonds. Revenue from melted precious metals is recorded upon acceptance by the refiner, and the weight is set in troy ounces. Once the refiner accepts the items (acceptance is defined as the refiner taking title to the precious metals and bearing the risk of loss), the Company permits no returns from the refiner. The refiner remits payment to the Company based upon what the refiner determines to be the fair value of the precious metals. Upon transfer of the precious metals to the refiner, the Company has no further obligations. Revenue from diamond sales is recorded upon acceptance from the purchaser of the diamonds. For the six months ended June 30, 2009, all diamonds have been sold to an affiliate of the officers of M4GPM

During June 2009, the refiner began to advance funds to the Company at the time the metals are received and logged. These advances are recorded as deferred revenues by the Company. Revenue is recognized in accordance with the policy discussed above. The deferred revenue of $136,000 as of June 30, 2009 was recognized during July 2009.

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

Advertising

Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expense for the three months ending June 30, 2009 and 2008 and six months ending June 30, 2009 and the period from February 14, 2008 (inception) to June 30, 2008 were $975,193, $113,600, $1,833,789 and $113,600, respectively.

Foreign Currency Transactions

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency (Canadian Dollar and British Pound) as the functional currency. Assets and liabilities of the subsidiary have been translated at current exchange rates as of June 30, 2009, and related revenue and expenses have been translated at average exchange rates for the three and six months ended June 30, 2009. All equity transactions have been translated at their historical rates when the transaction occurred. Those translation adjustments are included as a component of accumulated other comprehensive loss and as a component of stockholders’ deficit. Transaction gains and losses related to operating assets and liabilities are included in general and administrative expense.

The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company had foreign currency translation losses for the three months ending June 30, 2009 and 2008 and six months ending June 30, 2009 and the period from February 14, 2008 (inception) to June 30, 2008 of $(3,570), $0, $3,236 and $0 respectively.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Stock-Based Compensation

All share-based payments to employees are recorded and expensed in the statement of operations. The measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values. The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services is recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable – related party, prepaid asset – related party, prepaid and other current assets, inventory, accounts payable, accounts payable – related party, accrued expenses, deferred revenue, media line of credit, derivative liability and convertible note payable, net approximates fair value due to the relatively short period to maturity for these instruments.

Beneficial Conversion Feature

If the Company were to record a beneficial conversion feature on convertible debt, the relative fair value of the beneficial conversion feature would be recorded as a discount from the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt.

Derivative Financial Instruments

The Company reviews all convertible debt instruments for the existence of an embedded conversion feature, which may require bifurcation, fair value accounting and a related mark to market adjustment at each reporting period end date. In addition, the Company may be required to classify certain stock equivalents issued in connection with the underlying debt instrument as derivative liabilities.

In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing convertible debt instruments, management reviewed accounting guidance to determine if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring a fair value measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as potential derivative financial instruments.

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

Finally, if necessary, the Company will determine the existence of liquidated damage provisions. Liquidated damage provisions are not marked to market, but evaluated based upon the probability that a related liability should be recorded.

Segment Information

During 2009 and 2008, the Company only operated in one segment; however, due to its foreign operations in Canada and the United Kingdom during 2009, geographical segment information has been presented.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Net Loss per Share

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method, and convertible debt or convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. As of June 30, 2009, the Company had 13,554,166 shares of fully vested common stock equivalents consisting of 13,300,000 warrants and 254,166 options, all of which were excluded, as their effect would be anti-dilutive.

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

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

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

In January 2009, the Company adopted the provisions of Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5) which was ratified by the Financial Accounting Standards Board on June 25, 2008 and became effective for financial statements issued after December 15, 2008. Earlier application was not permitted. Under the provisions of EITF 07-5, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), may no longer be exempt from derivative accounting treatment under paragraph 11(A). of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133). As a result, warrants and embedded conversion features of convertible notes may no longer be recorded in equity, but may rather be recorded as a liability, which will be remeasured at fair value at each reporting date. Further, under derivative accounting, the warrants will be valued at their fair value, rather than their relative fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as derivative expense on the commitment date and upon marking to market on a periodic basis, the Company will record an adjustment to the statement of operations called change in fair value. The fair value of the embedded conversion feature will be added to loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts.

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $3,078,585 and net cash used in operations of $2,185,282 for the six months ended June 30, 2009; and had a working capital deficit of $1,749,442, and an accumulated deficit of $6,291,118 at June 30, 2009.

The recoverability of recorded goodwill and intangible assets and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability.

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

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

current and expected future operations, as well as to achieve its strategic objectives. The Company believes that the further implementation of its business plan will provide future positive cash flows.

See Notes 5, 6 and 7, which details the Company’s most recent capital raising efforts. At June 30, 2009, a significant portion of the Company’s current liabilities are with an affiliate of the Company’s former Chief Executive Officer and current President. The affiliate has indicated its willingness to consider the Company’s cash position and resources before exercising its right to demand payment on outstanding amounts.

Note 3 Acquisition

Effective May 7, 2009, the Company closed its acquisition under the terms of a share exchange agreement with MGE to acquire 100% of the company. MGE was acquired for 74,876,432 shares of the Company’s unregistered common stock valued at approximately $12,730,000 ($0.17/share). In determining the fair value of the stock issuance, the Company’s management used various valuation techniques incorporating elements of: (i) enterprise value, (ii) present value of discounted cash flows, (iii) forecasts and projections based upon then limited current and actual historical data, (iv) valuation of the Company’s private placement occurring at the same time as the acquisition closing with MGE, (v) as well as consideration of discounts to market for lack of marketability, Securities and Exchange Commission Rule 144 restrictions subject to registration rights agreements and other reasonable market factors.

There were no contingent consideration arrangements. In the event that known debts that arose in MGE prior to the merger are not paid within 90 days of the closing, two former principal stockholders of MGE have provided personal guarantees for the repayment of these obligations.

The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and MGE. All of the goodwill was assigned to MGE’s segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The purchase price of for MGE, as presented below, represents preliminary fair value estimates at the date of acquisition. Goodwill includes a preliminary estimate for the value of certain acquired media contracts, customer lists, and databases, as well as non-compete agreements in the employment agreements for two of the sellers.

Consideration transferred at fair value:
Common stock	$12,730,000

Net liabilities assumed:
Current assets	15,360
Current liabilities	517,317
Total net liabilities assumed	(501,957)
Goodwill – at fair value	$13,231,957

Acquisition-related costs (included in general and administrative expense in the statement of operations for the three and six months ended June 30, 2009	$63,053

The fair value of the acquired intangibles assets of $0 is provisional pending receipt of the final valuations for those assets.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

The amounts of MGE’s revenue and earnings in the Company’s consolidated statement of operations for the three months ended March 31, 2009 and for the year ended December 31, 2008 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2008, are:

	Revenue	Earnings (loss)
Supplemental proforma from
January 1, 2009 – March 31, 2009	$3,244,348	$(1,888,060)
Supplemental proforma from
January 1, 2008 – December 31, 2008	$2,272,369	$(3,214,682)

Note 4 Intangible Assets

(A)

Non-Compete Agreement and Prepaid Refiner Services – Related Party

On May 1, 2008, M4G issued 3,187,143 shares of Class A common stock, for future refinery services and a non-compete agreement, having a fair value of $1,230,000 ($0.39/share). The future refinery services to be rendered include inventory receiving, grading, inventory management control and refining services. Under the non-compete, the refinery is restricted from supporting a direct competitor or directly competing with the Company. These shares were fully vested and non-forfeitable at the date of issuance. A director of the Company is an officer of the refiner.

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

The Company allocated the total valuation of the share issuance to the non-compete for $291,865 with the remaining $938,135 allocated to prepaid services. The allocation was based on a weighted average of the relative fair values ascribed to those assets. The Company classified $187,627 as the current portion of the prepaid, with the remaining $750,508 included as a long-term asset. The non-compete and intangible asset are being amortized over the life of the service agreement, which is five years. Amortization expense for the six month period ended June 30, 2009 and the period from February 14, 2008 (Inception) to June 30, 2008 was $123,000 and $20,500, respectively.

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

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

At June 30, 2009, the Company determined that no impairment was required under SFAS No. 144 with the exception of television productions costs. The costs were considered to have no value and wrote off the remaining balance. The Company plans to assess the carrying amount of the prepaid refinery fees and intangible asset when evidence becomes available regarding impairment as well as at each annual reporting period date.

(B) Other

During 2008 and 2009, the Company paid $74,207 for other intangible assets. These intangibles are being amortized over their estimated useful lives ranging from three to five years. Amortization expense for the three months ending June 30, 2009 and 2008 and six months ending June 30, 2009 and the period from February 14, 2008 (inception) to June 30, 2008 was $3,255, $313, $7,213 and $313 respectively.

During the three and six months ended June 30, 2009 and 2008, the Company recorded an impairment loss on intangible assets of $48,500, $0, $48,500 and $0.

At June 30, 2009 and December 31, 2008, intangible assets consisted of:

	June 30, 2009	December 31, 2008
Non-compete - related party	$291,865	$291,865
Other	74,207	70,000
	366,072	361,865
Less: accumulated amortization	(75,282)	(38,884)
Less: impairment loss	(48,500)	—

Intangible assets - net	$242,290	$322,981

Note 5 Secured Convertible Debt, Debt Issue Costs and Fair Value Measurement of Derivative Financial Instrument

On March 4, 2009, the Company received net proceeds of $237,500 from a $250,000 secured convertible note. The note bears interest at 15%, default interest of 18%, and is secured by all assets of the Company. The note is partially guaranteed by two officers of the Company in the amount of $25,000 each. The debt is convertible based upon the average of the three lowest closing bid prices within the prior twenty trading day period. The conversion option may only be exercised in the event of default.

The $250,000 convertible debt instrument was also determined to be a derivative liability instrument under SFAS No. 133 and EITF No. 00-19, since the exercise price of the convertible debt contained a variable conversion feature; the fair value of this embedded conversion option is calculated and assigned a fair value.

The variables considered by management for this derivative financial instrument, at its commitment date above was as follows:

Expected dividends	0%
Expected volatility	133.72%
Expected term – embedded conversion option	0.24 years
Risk free interest rate	0.26%

The fair value of the embedded conversion option at the commitment date was $69,429 and was recorded as a debt discount. For the three and six months ended June 30, 2009, the Company recorded amortization of $15,656 and $36,485.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

In connection with the issuance of the secured convertible note, the Company paid debt-issuance costs of $27,590. These debt issue costs are being amortized to interest expense through  June 1, 2010. For the three and six months ended June 30, 2009, the Company recorded amortization of $5,698 and $9,448.

On April 10, 2009, the secured convertible debt (Note 4) maturity date was extended to June 1, 2010. In consideration for the extension, the Company must prepay the debt in full upon raising $500,000 in equity securities. If the note is not repaid by September 4, 2009, the note principal will be increased to $275,000. Additionally, the Company has issued to the investor 1,000,000 five-year warrants, exercisable at $0.01 per share, with cashless exercise provisions. These warrants will vest and become exercisable only if the note has not been repaid by September 4, 2009. In May 2009, the note holder agreed to amend the note to exclude MGEs assets and stock from the assets secured under the note.

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

As a result of the extension on April 10, 2009, the fair value of the embedded conversion option was marked to market, and as a result, the Company recorded a change in fair value of $95,692 The following management assumptions were considered:

Expected dividends	0%
Expected volatility	153.55%
Expected term – embedded conversion option	1.14 years
Risk free interest rate	0.60%

At June 30, 2009, the Company re-measured the fair value of the embedded conversion option and recorded a change in fair value of $9,667. As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as expense totaling $86,025 and $87,185 for the three and six months ended June 30, 2009. The following management assumptions were considered:

Expected dividends	0%
Expected volatility	162.57%
Expected term – embedded conversion option	0.92 years
Risk free interest rate	0.56%

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Note 6 Media Line of Credit

In May and June 2009, the Company borrowed $300,000 on a line of credit provided by a stockholder for purchasing media. The line of credit is due on demand and is secured by the Company’s accounts receivable and inventory. Interest on the $300,000 is calculated at 1.5% per week of the outstanding advances at the end of each week. For the three and six months ended June 30, 2009, the Company accrued interest of $12,643.

Note 7 Notes Payable – other

As part of the acquisition of MGE (Note 3), the Company assumed $194,785 of notes payable, of which $144,785 was outstanding and owed as of June 30, 2009. The notes bear interest at 12% per annum and are due December 31, 2009. For the three and six months ended June 30, 2009, the Company accrued and paid interest of $2,402.

Note 8 Stockholders’ Equity

(A) Issuances in Accounting Acquirer

During March 2008, HD issued 10,000 member units to its founders for $50,000 ($5/unit).

On March 26, 2008, M4G issued 967,965 founder shares, having a fair value of $3,037 ($0.0031/share), based upon the services provided prior to incorporation by three persons consisting of the Company’s current Chairman of the Board, and President and Chief Financial Officer.

(B) Private Placement

During 2009, M4GHI sold 3,050,000 shares of common stock and three year warrants to purchase 3,050,000 shares of common stock at an exercise price of $0.40 per share in a private placement for proceeds of $610,000. There were offering costs of $26,449 associated with the private placement.

On April 10, 2009, the Company agreed to re-price any of the original investments from the September 2008 offering as discussed in Note 6(B), if and only if that investor invests at least 20% of the amount originally invested in the September 2008 offering or $100,000 in the Company’s new 2009 private placement. In that event, the investor will receive a number of shares and warrants equal to 50% of what he received in the September 2008 offering. In addition, the exercise price of the original and new warrants will be reduced from $0.50 to $0.40 per share. For a new investment in the 2009 offering, the investor will receive additional shares and warrants as part of the new private placement with similar terms. As a result, 2,250,000 additional shares of common stock and 2,250,000 additional warrants were issued, as well as the repricing of the original 4,500,000 warrants that were from the original placement. The repricing of the original 4,500,000 warrants triggered mark to market accounting and resulted in recognition of a $41,837 expense. The Company treated the repricing as a modification of an award of equity instruments. Incremental expense was measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date. In substance, the Company repurchased the original instrument by issuing a new instrument of equal or greater value.

The Company has used the following weighted average assumptions for the fair value of the cancelled award at the cancellation date:

Expected dividends	0%
Expected volatility	153.55%
Expected term – embedded conversion option	2.29 years
Risk free interest rate	0.60%

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

The Company has used the following weighted average assumptions for the fair value of the replacement award:

Expected dividends	0%
Expected volatility	153.55%
Expected term – embedded conversion option	2.29 years
Risk free interest rate	0.60%

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – February 14, 2008 (inception)
Granted	8,000,000	$0.50
Exercised	—	$—
Forfeited	—	$—
Outstanding – December 31, 2008	8,000,000	$0.50
Granted	5,300,000	$0.40
Exercised	—	$—
Forfeited	—	$—
Outstanding – June 30, 2009	13,300,000	$0.43
Exercisable – June 30, 2009	13,300,000	$0.43

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40-$0.50	13,300,000	2.52 years	$0.40-$0.50	13,300,000	$0.43

At June 30, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

(C) Stock Option Grants

On April 10, 2009, the Company granted 250,000 non-qualified stock options to an employee for future services. The options are exercisable over a five-year term, vesting quarterly in equal installments over three years. These options are exercisable at $0.31 per share.

The total fair value of the options was $71,100, based upon the use of a Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.36%
Expected dividend yield	0%
Expected volatility	153.55%
Expected life	5 years
Expected forfeitures	0%

For the six months ended June 30, 2009, the Company recognized $67,361 in stock based compensation expense.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – February 14, 2008 (inception)
Granted	1,073,134	$0.48
Exercised	—	$—
Forfeited	—	$—
Outstanding – December 31, 2008	1,073,134	$0.48
Granted	250,000	$0.31
Exercised	—	$—
Forfeited	(50,000)	$0.30
Outstanding – June 30, 2009	1,273,134	$0.45
Exercisable – June 30, 2009	233,333	$0.57
Weighted average fair value of options granted during the period ended June 30, 2009	$71,100	$0.28
Weighted average fair value of options exercisable at June 30, 2009	$113,733	$0.49

Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.30-$0.61	1,273,134	4.40 years	$0.45

Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.30-$0.31	233,333	4.31 years	$0.57

At June 30, 2009, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding – February 14, 2008 (inception)
Granted	1,073,134	$0.42
Vested	(200,000)	$0.48
Cancelled or forfeited	—	$—
Outstanding – December 31, 2008	873,134	$0.44
Granted	250,000	$0.28
Vested	(33,333)	$0.52
Cancelled or forfeited	(50,000)	$(0.52)
Outstanding – June 30, 2009	1,039,801	$0.40

Total unrecognized share-based compensation expense from non-vested stock options at June 30, 2009 was $413,156, which is expected to be recognized over a weighted average period of approximately of 2.44 years.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

(D) Stock Issuance

On October 1, 2008, the Company granted 50,000 shares of restricted common stock to a consultant for services rendered. The shares are fully vested and non-forfeitable, and had a fair value of $44,500 based upon the quoted closing trading price of the stock as of the issuance date. Furthermore, in accordance with a consulting agreement, the Company is to grant an additional 50,000 shares of stock for future services at the end of six months. As of June 30, 2009 the stock was valued at $18,000 based upon the quoted closing trading price of the stock. The value of the stock is adjusted on a monthly basis over the six-month term of the agreement so that the requisite portion of the expense corresponding to the service period is being recognized. During 2008, the Company recognized $9,000 in consulting expenses and during the three months ended June 30, 2009, the Company recognized the remaining $9,000 in consulting expenses.

On October 20, 2008, the Company, under the Plan issued 300,000 shares of restricted common stock, having a fair value of $183,000 ($0.61/share), based upon the quoted closing trading price of the stock as of the issuance date, to a director upon appointment to the Board. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date. For the three months ended June 30, 2009, the Company recognized $15,250 as compensation expense.

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

On December 22, 2008, the Company approved the issuance of an aggregate of 2,000,000 shares of restricted common stock to two officers of M4GPM in accordance with their employment contracts (see Note 10). Of the total shares authorized, 500,000 are issued, fully vested and non-forfeitable, and have a fair value of $150,000 ($0.30/share), based upon the quoted closing trading price of the stock on the issuance date. The $150,000 was expensed during the period ended December 31, 2008. Furthermore, the remaining 1,500,000 shares have a fair value of $450,000 ($0.30/share), based upon the closing price of the stock at the date of issuance. The expense will be amortized over the remaining three-year term.

The 1,500,000 shares will vest as follows:

June 30, 2009 – 250,000 shares

December 31, 2009 – 250,000 shares

March 31, 2010 – 250,000 shares

June 30, 2010 – 250,000 shares

December 31, 2010 – 250,000 shares

June 30, 2011 – 250,000 shares

For the six months ended June 30, 2009, the Company recognized $125,161 as compensation expense.

On April 10, 2009, the Company issued 3,223 shares of common stock to an employee for services rendered having a fair value of $1,000 ($0.31/share) based on the quoted closing trading price.

During June 2009, the Company issued 265,000 shares of common stock to consultants for services rendered having a fair value at $71,700 ($0.27/share) based on the quoted closing trading price.

During June 2009, the Company issued 46,500 shares of common stock to vendors to settle outstanding invoices having a fair value of $13,600 ($0.29/share) based upon the quoted closing trading price. The Company recognized a loss on settlement of accounts payable of $12,426 as a result of these transactions.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

(E) Convertible Series A Preferred Stock

The preferred shares have no voting rights, are not entitled to receive dividends and do not have any liquidation preferences. In addition, each share is convertible into one share of the Company’s common stock at the election of the holder. The Company has determined that no beneficial conversion feature or derivative financial instrument exists. On March 19, 2009, 2,200,000 shares of Series A Preferred Stock were converted to common stock of which (i) 950,000 shares were converted by a family member of the Company’s Chief Financial Officer and (ii) 1,250,000 shares were converted by a third party shareholder.

(F) Convertible Redeemable Series B Preferred Stock

On April 30, 2009, a relative of the Company’s Chief Financial Officer invested $250,000 and received 25,000 shares of Series B cumulative, redeemable Preferred Stock (stated value of $10/share). Series B preferred shares have the following rights:

•

Non-voting;

•

Liquidation preference equal to $250,000;

•

These securities have a 7% annual dividend which will be declared quarterly and accrue until it may be lawfully paid;

•

The accrued dividend may be converted into common stock at the holder’s option 90 days after issuance. The conversion price will be equal to the closing price of the Company’s common stock on the date the dividend is declared; and

•

The shares are redeemable at the investor’s option after 90 days.

In assessing these redeemable shares, the Company has determined that the guidance in EITF Topic D-98, “Classification and Measurement of Redeemable Securities” applies. Additionally, under SEC Rule 5-02.28 of Regulation S-X, it was determined that these securities were not solely in the control of the issuer and would be required to be presented outside of permanent equity. The Company has determined that no beneficial conversion feature or derivative financial instrument exists..

Accrued dividends for the six months ended June 30, 2009 are $2,925.

Note 9 Related Party Transactions

During the three months ended June 30, 2009 and 2008, the six months ended June 30, 2009 and the period from February 14, 2008 (inception) to June 30, 2008, the Company incurred data lead expense of $149,935, $59,931, $664,391 and $59,931, respectively, to an affiliate of the Company’s then Chief Executive Officer (and now President) for seeking customers as part of its marketing services. This related party continues to provide services as President, under a services agreement.

On July 15, 2008, the Company entered into two-year employment agreements with its then Chief Executive Officer (and now President) and its Chief Financial Officer. The Agreements provide for salaries of $175,000 each annually for the first 6 months following the date of the agreements, $200,000 per year, for the next 6 months, and $225,000 for the remainder of the term.

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

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Note 10 Commitments and Contingencies

(A) Canada Employment Agreements

During December 2008, M4GPM entered into three-year employment agreements with two employees who will serve as the President and the Chief Executive Officer and manage the operations of M4GPM to begin in 2009. The agreements provide for salaries of $87,500 Canadian dollars per year and the granting of 1,000,000 shares of common stock to each employee, 250,000 of which were fully vested and non-forfeitable upon execution of each agreement. (See Note 6(D))

(B) United Kingdom Employment Agreement

During March 2009, M4GH entered into an employment agreement with an employee who will serve as the manager of operations of M4GUK. The agreement entitles the manager to 750,000 shares of common stock that vest in equal increments of 250,000 shares annually over three years from the issuance date. The fair of value of these shares is $292,500 based upon the quoted closing trading price. For the three and six months ended June 30, 2009, the Company recognized $32,500 as compensation expense.

(C) Legal Proceedings

On January 6, 2009, a complaint was filed by Green Bullion Financial Services, LLC naming the Company as defendant. The complaint filed alleges (1) direct, contributory, and vicarious copyright infringement of the Plaintiff’s CASH4GOLD website; (2) false designation of origin based upon alleged use of the CASH4GOLD mark; (3) false advertising based upon statements made by the Company within its advertisements; (4) violation of the anti-cyber piracy consumer protection act; (5) violation of the Florida Deceptive and Unfair Trade Practices Act; and (6) common law unfair competition. These claims are prefaced upon the Plaintiff’s copyright registration of its website and its alleged common-law rights in the “CASH4GOLD” mark. The majority of these claims are based upon the actions of a third-party affiliate marketer unknown to the Company. On January 23, 2009, Plaintiff filed a motion for preliminary injunction seeking a Court order enjoining Money4Gold’s use of (1) the term “CASH4GOLD”; and (2) any portions of the Plaintiff’s website. The Company plans to vigorously defend the allegations. In April 2009, the court commenced a preliminary injunction hearing which concluded in May which decision has been reserved. On June 22, 2009, the District Court entered an order denying Green Bullion’s motion for preliminary injunction against the Company. Green Bullion subsequently filed an appeal with the U.S. Court of Appeals with respect to this decision. Green Bullion’s deadline to file its brief is currently September 8, 2009.

Given the preliminary stage of these proceedings, the Company is unable to give an accurate evaluation of the outcome of this proceeding or provide any estimate regarding the potential losses that would be incurred in the event of an unfavorable outcome.

Note 11 Concentrations

Statement of Position 94-6, “Disclosure of Certain Significant Risks and Uncertainties”, addresses corporate vulnerability to concentrations.

(A) Accounts Receivable

Customer	June 30, 2009	December 31, 2008
A	98%	100%

(B) Revenues

Customer	June 30, 2009	June 30, 2008
A	87%	—%
B	13%	—%

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

(C) Accounts Payable

Vendor	June 30, 2009	December 31, 2008
A	24%	68%

(D) Purchases

Vendor	June 30, 2009	June 30, 2008
A	12%	—%

Note 12 Segment Information

The Company’s revenue is substantially derived from the operation in a single business segment, through direct marketing and online advertising, the Company purchases precious metals from the public. These items are sold to a related party refiner, the Company’s primary customer.

Sales generated outside the United States are made by M4GPM, the Company’s Canadian subsidiary and M4GUK, the Company’s United Kingdom subsidiary.

A summary of the Company’s revenues and assets for the six months ended June 30, 2009 and for period from February 14, 2008 (Inception) to June 30, 2008 is provided below:

	2009
	M4G	M4GPM	M4GUK	Total
Revenues	$1,977,301	$651,117	$47,584	$2,676,002
Total assets	$14,522,188	$152,886	$49,394	$14,724,468

	2008
	M4G	M4GPM	M4GUK	Total
Revenues	$—	$—	$—	$—
Total assets	$1,313,768	$—	$—	$1,313,768

Note 13 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and August 19, 2009, the date the financial statements were issued.

During August 2009, M4GHI sold 1,333,336 shares of common stock and three year warrants to purchase 1,333,336 shares of common stock at an exercise price of $0.30 per share in a private placement for proceeds of $200,000.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Money4Gold Holdings, Inc. (the “Company” or “Money4Gold”) provides an easy and convenient way for individuals to convert unwanted jewelry to cash. The Company is a producer of gold, silver and platinum through scrap aggregation. Through online and television advertising, direct marketing and its mail-order system, the Company purchases unwanted items containing precious metals from the public at scrap prices and through a refinery partner refines these items into their pure state and sells them at spot prices.

We are continuing to expand our marketing efforts in the U.S. and internationally across multiple marketing channels and expanding our international presence. Through these channels, potential customers are directed to our website or inbound call-center. Upon arriving at either channel, they provide us with basic information that we use to deliver our mail-order kit to them. Once a customer receives our mail-order kit, they use it to package any unwanted items containing precious metals that they are interested in selling and mail it to us. Each mail-order kit may be tracked via our website and upon its arrival; the materials included are assessed based on metal type, purity and weight. We utilize the London spot pricing for each metal type for pricing of customer items on the day in which it is processed. We then send out a payment check to our customers, based on the aggregate value of their items less our fees and costs. Once the customer cashes their check, our contractual obligation with that customer is completed. In the event a customer does not like the offer they receive from us, our terms stipulate they have up to 10 days to return the check to us, at which time we will return their items.

On May 7, 2009, Money4Gold acquired MGE Enterprises Corporation (“MGE”) (mygoldenvelope.com <http://mygoldenvelope.com> and sobredeoro.com <http://sobredeoro.com>) which had been a leading competitor mainly through multi language television advertising in the continental United States and Puerto Rico. MGE has partnered with world known pitchman including Anthony Sullivan, who will continue to produce and star in its commercials and represent the brand in all marketing channels internationally and domestically. MGE management has extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including national retail distribution and sales, direct response, Internet marketing and finance. This acquisition not only broadened Money4Gold’s services but also substantially enhanced its management team.

In the second quarter of 2009 we accomplished significant milestones:

•

Our quarterly revenues increased to approximately $1,491,000 compared to the first quarter 2009 revenues of approximately $1,196,000 reflecting the impact of our marketing efforts;

•

Our gross margin was 58% compared to 54% for the first quarter of 2009; and

•

Our May 7, 2009 acquisition of MGE, a leading competitor with growing revenues from television advertising should lead to an increase in our future revenues and expenses.

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

For the quarter ended June 30, 2009, we generated $1,490,560 in revenues and realized a gross profit of $859,703. Our gross profit margin was 58% for the second quarter 2009, an increase over the 54% gross margin for the first quarter of 2009. For the six months ended June 30, 2009, we generated $2,676,002 in revenues and realized a gross profit of $1,499,574 a gross profit margin of 56%.

For the quarter ended and the six months ended June 30, 2009, our total operating expenses were $2,362,887 and $4,330,016, respectively, which includes general and administrative expenses, rent, legal accounting fees and marketing. Marketing expenses are recorded as incurred. These expenses do not result in immediate revenues being generated. Due to our business cycle which includes the time it takes to send a requested G-Pak to a potential customer, the time it takes for that customer to return the G-Pak to the Company and the specified return period, our experience to date is that we incur an approximately 30 to 60 day period before these expenses lead to revenues. Our total marketing expense for quarter ended and the six months ended June 30, 2009 was $975,193 and $ 1,833,789, respectively.

For the quarter ended and six months ended June 30, 2009, we incurred a net loss of $1,722,893 and $3,078,585, respectively, which resulted largely from our increased marketing activity during the end of the period as well as the investment in the start up costs for the Canadian and United Kingdom operations.

For the quarter ended and six months ended June 30, 2009, we had stock based compensation expense of $213,737 and $338,221, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 2009, we used net cash of $2,185,282 to fund our operating activities. From our net loss of $3,078,585, the primary offsetting items was an increase in accounts payable of $386,239.

For the six months ended June 30, 2009, we received $2,189 of net cash in investing activities consisting of cash acquired in the MGE acquisition, which was partially offset by the purchase of property and equipment.

For the six months ended June 30, 2009, we received net cash of $1,443,106 from financing activities primarily from the sale of common stock, the sale of Series B Preferred stock and proceeds from our revolving line of credit.

On March 4, 2009, the Company issued a secured $250,000 note. The note is secured by all of the assets of the Company, excluding the assets the Company acquired in the MGE acquisition, and limited $25,000 guarantees from the Company’s President and Chief Financial Officer. On April 14, 2009, we amended the note by extending the due date to June 1, 2010. We agreed to prepay the note once we have raised $500,000. Additionally, if the note is not paid by September 4, 2009, the principal increases to $275,000. For additional security to the note holder, we issued the note holder 1,000,000 warrants, exercisable at $0.01 per share with cashless exercise rights. The warrants only vest and become exercisable in the event the note is not paid in full by September 4, 2009.

On May 22, 2009, we entered into a verbal agreement with a shareholder who agreed to provide us with $500,000 to finance our media purchases.  Although we have not entered into a definitive Agreement, we have borrowed all $500,000 as of the date of this report.  We agreed to pay the shareholder a 5% fee equal to the revenue generated from the media purchased with the financing.  This fee is limited to 6% of the total amount drawn down by us as of the end of each month.  These advances are collateralized by the metals received and are repaid with interest upon the melting of the metals.  On August 12, 2009, we raised $200,000 under our private placement and issued 1,333,336 shares of common stock and 1,333,336 warrants exercisable at $0.30 per share.

Our marketing efforts are and continue to be our most significant uses of cash.  Due to the nature of Internet marketing, television advertising and traditional marketing, cash is expended prior to receipt of proceeds from revenues, which means that the more we grow, the more we need cash to support our growth.  Our cash needs will be affected by the lag we realize between when we use cash for marketing and when we receive proceeds from the sale of the refined material.  As of June 25, 2009, Republic Metals Corporation (“Republic”) began providing us advances equal to 80% of the metals received by them.  These advances are collateralized by the metals received and are repaid with interest upon the melting of the metals.  The effect is we receive cash prior to expiration of the 10 day period in which a consumer can request the return of his jewelry; in exchange for accelerating our receipt of cash, we pay 8% per annum interest and acquire the risk of repaying Republic if the amount of returns exceeds the holdback.  Our current cash resources may become a limiting factor as we increase our rate of growth.  As of the date of this report, we had approximately $498,482 in available cash.  We may not have sufficient working capital to fund our operations for the next 12 months.  Very recently, our revenues have increased, which we attribute to our marketing efforts since the MGE acquisition.  If this trend continues, our working capital will improve and our need for financing will decrease.  In addition to seeking to raise money privately, we very recently entered into a Placement Agent Agreement with a broker-dealer which has agreed to use its best efforts to raise up to $1,100,000.

We are hoping to finance our growth and working capital needs with the proceeds from sales under our private placement and lines of credit from banking institutions due to the nature of our business, specifically the fact that we will be holding large amounts of precious metal assets. However, because of the current problems affecting the global credit markets and the decline in our stock price, we may not be able to borrow sufficient amounts to meet our working capital needs. Accordingly, we may be required to continue to issue equity and/or debt securities. To the extent we are successful in raising funds from equity and equity-linked securities, it will dilute our existing shareholders.

Related Person Transactions

We incur significant marketing expenses from a company which is 50% owned by our President and an officer of our refiner is one of our directors. See Note 9 to our unaudited consolidated financial statements. We believe that the terms are more favorable to us than those which we can obtain from unrelated third parties.

New Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Forward Looking Statements

The statements in this report relating to the expansion of our marketing efforts, continuing our partnership with Anthony Sullivan, expectations regarding our liquidity, future revenues, expenses and growth are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

Item 4.

Controls and Procedures.

Not applicable to smaller reporting companies

Item 4T.

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

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

On June 22, 2009, the United States District Court, Southern District of Florida denied a motion for preliminary injunction by Green Bullion Financial Services, LLC, after evidentiary hearings on claims including copyright infringement, false designation of origin, false advertising, unfair competition, violation of the Anti-Cyber Piracy Consumer Protection Act and violation of the Florida Deceptive and Unfair Trade Practices Act. Green Bullion subsequently filed an appeal with the United States Court of Appeals with respect to this decision. The action remains pending. The amount of damages the plaintiff is seeking is unspecified. We believe that insofar as the allegations relate to us, the factual basis of the allegations is false and intend to vigorously defend the lawsuit.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies

Item 2.

Recent Sales of Unregistered Securities.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

Name or Class of Investor	Date Sold	No. of Securities	Reason for Issuance
Employees	December 29, 2009	2,000,000 shares of common stock	Employee grant
Private Placement Investors	April 9, 2009 through May 19, 2009	2,650,000 shares of common stock and 2,650,000 five–year warrants exercisable at $0.40 per share	Financing
Private Placement Investors	April 9, 2009 through May 19, 2009	2,250,000 five-year warrants exercisable at $0.40 per share	Repricing
Employee	April 13, 2009	250,000 five-year stock options exercisable at $0.31 per share(1) and 3,226 shares of common stock	Employee grant
Investor	April 30, 2009	25,000 shares of Series B Preferred Stock	Financing
Trade Creditor	June 16, 2009	136,500 shares of common stock	Accounts payable
Consultant	June 16, 2009	7,979 shares of common stock	Consulting services
Private Placement Agent	June 16, 2009	250,000 shares of common stock	Compensation for services
Consultant	June 16, 2009	15,000 shares of common stock	Services rendered

(1)

While the SEC only requires disclosure when options granted under an employee incentive plan become exercisable, the Company has elected to disclose the issuance as a matter of convenience.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

Certain material agreements contain representations and warranties, which are qualified by the following factors: (1) the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts; (2) the agreement may have different standards of materiality than standards of materiality under applicable securities laws; (3) the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws; (4) facts may have changed since the date of the agreements; and (5) only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements. The confidential disclosure schedule is not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.

No.	Description	Incorporated By Reference	Exhibit #
2.1	Share Exchange Agreement dated July 23, 2008	Form 8-K filed July 29, 2008	2.1
2.2	MGE Share Exchange Agreement dated May 5, 2009	Filed with this report
3.1	Amended and Restated Certificate of Incorporation	Form 10-Q filed November 19, 2008	3.3
3.2	Certificate of Correction to the Certificate of Incorporation	Form 10-Q filed May 20, 2009	3.2
3.3	Certificate of Amendment to the Certificate of Incorporation	Filed with this report
3.4	Certificate of Designation – Series A Preferred Stock	Form 10-K filed April 15, 2009	3.3
3.5	Certificate of Correction to the Certificate of Designation –Series A Preferred Stock	Filed with this report
3.6	Certificate of Designation – Series B Preferred Stock	Form 10-Q filed May 20, 2009	3.5
3.7	Amended and Restated Bylaws	Form 10-Q filed May 20, 2009	3.3
4.1	2008 Equity Incentive Plan	Form 10-Q filed May 20, 2009	4.1
4.2	2008/2009 Management Bonus Plan	Form 10-Q filed May 20, 2009	4.2
4.3	Whalehaven Secured Convertible Promissory Note	Form 10-Q filed May 20, 2009	4.3
10.1	Whalehaven Security Agreement	Form 10-Q filed May 20, 2009	10.1
10.2	Whalehaven Subscription Agreement	Form 10-Q filed May 20, 2009	10.2
10.3	Shareholders Agreement dated May 5, 2009	Filed with this report
10.4	Douglas Feirstein Employment Agreement	Filed with this report
10.5	Todd Oretsky Employment Agreement Amendment	Filed with this report
10.6	Hakan Koyuncu Employment Agreement Amendment	Filed with this report
10.7	Daniel Brauser Employment Agreement Amendment	Filed with this report
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this report
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)	Furnished with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONEY4GOLD HOLDINGS, INC

August 19, 2009	/s/ DOUGLAS FEIRSTEIN
Douglas Feirstein
Chief Executive Officer (Principal Executive Officer)

August 19, 2009	/s/ DANIEL BRAUSER
Daniel Brauser
Chief Financial Officer (Principal Financial Officer)