Form 10-Q
period 2009-09-30
MONEY4GOLD HOLDINGS INC
filed 2009-11-16
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-50494

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2009
Common Stock, $0.0001 par value per share	181,889,437 shares

Money4Gold Holdings, Inc. and Subsidiaries

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

1

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

29

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

36

Item 4.     Controls and Procedures.

36

Item 4T.   Controls and Procedures

36

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

38

Item 1A.   Risk Factors.

38

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

38

Item 3.      Defaults Upon Senior Securities.

39

Item 4.      Submission of Matters to a Vote of Security Holders.

39

Item 5.      Other Information.

39

Item 6.      Exhibits.

39

SIGNATURES

40

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Money4Gold Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$501,030	$778,436
Accounts receivable - related party	395,767	285,707
Prepaid asset - related party	862,122	187,627
Prepaid and other current assets	187,627	810
Inventory	491,038	32,209
Total Current Assets	2,437,584	1,284,789

Fixed Assets - net	11,804	—

Other Assets:
Goodwill	13,372,273	—
Intangible assets - net	12,164	65,167
Intangible asset - net - related party	214,042	257,814
Prepaid asset - related party	500,339	641,059
Other assets	7,773	21,234
Total Other Assets	14,106,591	985,274

Total Assets	$16,555,979	$2,270,063

Liabilities and Stockholders' Equity

Current Liabilities:
Cash overdraft	$85,500	$—
Accounts payable	1,383,126	243,315
Accounts payable - related party	269,072	568,198
Accrued expenses	143,145	27,233
Deferred revenue	2,162,460	—
Notes payable - other	144,785	—

Total Current Liabilities	4,188,088	838,746

Convertible Redeemable Series B preferred stock ($10 stated value per share, 0 shares authorized, issued and outstanding,	—	—

Stockholders' Equity:
Convertible Series A preferred stock, ($0.0001 par value, 25,000,000 shares authorized, 11,900,000 and 14,100,000 issued and outstanding)	1,190	1,410
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 173,389,437 and 78,776,432 shares issued and outstanding)	17,340	7,879
Additional paid in capital	20,506,125	4,631,636
Accumulated deficit	(8,175,614)	(3,209,608)
Accumulated other comprehensive loss	18,850	—
Total Stockholders' Equity	12,367,891	1,431,317

Total Liabilities and Stockholders' Equity	$16,555,979	$2,270,063

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements.

Money4Gold Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2009	For the Period from February 14, 2008 (Inception) to September 30, 2008
	2009	2008
Revenue	$6,862,012	$735,024	$9,311,589	$735,024
Cost of revenue	2,069,243	434,833	3,179,678	455,333
Gross profit	4,792,769	300,191	6,131,911	279,691
Selling, general and administrative	5,794,916	1,034,948	9,924,651	1,303,672
Loss from operations	(1,002,147)	(734,757)	(3,792,740)	(1,023,981)
Other income (expense)
Interest income	3	465	81	465
Interest expense	(159,796)	—	(235,307)	—
Registration rights penalty	(218,400)	—	(218,400)	—
Loss on settlement of debt	(550,175)	—	(550,175)	—
Impairment of intangible assets	—	—	(48,500)	—
Change in fair value of derivative liability - embedded conversion option	31,787	—	(55,399)	—
Warrant expense arising from repricing of investor warrants	(16,393)	—	(58,230)	—
Total other income (expense) - net	(912,974)	465	(1,165,930)	465
Net loss	$(1,915,121)	$(734,292)	$(4,958,670)	$(1,023,516)
Foreign currency translation gain	47,114	—	43,878	—
Comprehensive loss	$(1,868,007)	$(734,292)	$(4,914,792)	$(1,023,516)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Weighted average number of shares outstanding during the period - basic and diluted	128,650,331	61,403,716	124,255,979	37,658,512

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements.

Money4Gold Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2009	For the period from February 14, 2008 (Inception) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,958,670)	$(1,023,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	48,500	—
Loss on debt settlement	550,175	—
Warrant expense arising from repricing of investor warrants	58,230	—
Registration rights penalty	218,400	—
Derivative expense	55,399	—
Gain on settlement of accounts payable	(21,561)
Stock issued for services - consultants	106,601	3,037
Stock based compensation expense - consultants	28,329	—
Stock based compensation expense - directors	90,662	—
Stock based compensation expense - employees	273,034	—
Amortization of debt discount	69,428	—
Amortization debt issuance costs	27,591	—
Depreciation and amortization	193,848	82,875
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable - related party	(102,802)	(99,113)
Inventory	(803,132)	(48,460)
Prepaid and other current assets	(483,941)	(5,790)
Other assets	13,632	(20,944)
Increase in:
Accounts payable	704,209	80,513
Accounts payable - related party	(275,563)	328,735
Accrued expenses	137,717	12,089
Deferred revenues	2,096,578	—
Net Cash Used In Operating Activities	(1,973,336)	(690,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	(4,207)	(70,000)
Cash paid to purchase fixed assets	(12,279)	—
Net Cash Used in Investing Activities	(16,486)	(70,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(27,319)	—
Proceeds from line of credit	271,403	—
Repayment of line of credit	(266,047)	—
Proceeds from media line of credit	500,000	—
Proceeds from stock issued to founders	—	50,000
Repayment of other notes payable	(50,000)	—
Proceeds from sale of series B preferred stock	250,000	—
Proceeds from issuance of common stock and warrants in private placement	810,000	2,400,000
Cash paid for direct offering costs	(42,804)	(113,688)
Proceeds from convertible note payable	250,000	—
Cash paid as debt issue costs	(27,591)	—
Net Cash Provided By Financing Activities	1,667,642	2,336,312
Net Increase (Decrease) in Cash and Cash Equivalents	(322,180)	1,575,738

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements.

Money4Gold Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the nine months ended September 30, 2009	For the period from February 14, 2008 (Inception) to September 30, 2008
Effect of Exchange Rates on Cash and Cash Equivalents	44,774	—

Cash and Cash Equivalents - Beginning of Period	778,436	—

Cash and Cash Equivalents - End of Period	$501,030	$1,575,738

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$201,380	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for prepaid refinery services for non compete intangible asset - related party	$—	$1,230,000
Derivative liability arising from convertible note payable debt discount	$69,429	$—
Conversion of preferred stock into common stock	$220	$—
Settlement of accounts payable with common stock	$128,938	$—
Accrual of dividends on series B preferred stock	$7,336	$—
Shares issued in connection with repricing	$326	$—
Related party accounts payable converted into private placement shares	$50,000	$—
Purchase of convertible note payable by shareholder	$250,000	$—
Conversion of media line of credit to common stock	$500,000	$—
Conversion of series B preferred stock and accrued dividends to common stock	$257,336	$—
Write off of derivative liability upon repayment of convertible note payable	$124,827	$—

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

Note 1 – Organization and Business

Money4Gold Holdings, Inc. is based in Florida and, through our wholly-owned subsidiaries (collectively, “M4GHI,” “Company,” “we,” “us,” and/or “our”), operates in the United States, Canada, the United Kingdom and Germany. Through direct response advertising and marketing campaigns, we purchase for resale precious metals including gold, silver and platinum as well as diamonds and other precious stones from the public.

We were incorporated in Delaware on November 18, 2003 as Effective Profitable Software, Inc. (“EPS, Inc.”) and, in connection with a reverse merger on July 23, 2008, changed our name to Money4Gold Holdings, Inc. Prior to July 23, 2008, we were in the development stage and did not have material assets or activities however, on February 14, 2008, a predecessor company of Money4Gold Holdings, Inc., HD Capital Holdings, LLC (“HD”), began incurring start up expenses. As a result, we refer to February 14, 2008 as our date of inception and July 23, 2008 and the date operations commenced.

Note 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is our opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007. The interim results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any future interim period.

Note 3 – Going Concern and Management’s Plans

As reflected in the accompanying unaudited interim condensed consolidated financial statements, we incurred a net loss of $4,958,670 and used $1,973,336 cash to fund operations for the nine months ended September 30, 2009. In addition, at September 30, 2009, we had a working capital deficit of $1,750,502 and an accumulated deficit of $8,175,614.

Our ability to continue operations and the recoverability of asset amounts shown in the accompanying unaudited interim condensed consolidated financial statements including goodwill, intangible assets, prepaid assets, accounts receivable and other assets is dependent upon our ability to continue as a going concern and to achieve a level of profitability and positive cash flows.

Historically our principal source of liquidity has been the issuances of debt and equity securities, including preferred stock, common stock and various debt financing transactions. As discussed further in Note 8 and Note 10, during 2009 we converted our preferred stock and our media line of credit into our common stock and paid cash to settle our other debt financing agreements.

We believe that the higher level of revenue attained during the three months ended September 30, 2009 is a result of the successful implementation of the first stages of our business plan and that continued implementation will generate profitability and positive cash flows in the future. In addition, we are currently attempting to raise additional funds through the issuance of debt and/or equity securities. However, there can be no assurance that the

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future. In addition, there can be no assurance that our efforts to raise additional funds through the issuance of debt and/or equity securities will be successful and that in the event additional sources of funds are needed to continue operations, that they will be available on acceptable terms, if at all.

Note 4 – Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of M4GHI and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount allocated to goodwill and other intangible assets, the estimated useful lives for amortizable intangible assets and property, plant and equipment, accrued expenses, deferred revenue, the fair value of warrants granted in connection with various financing transactions, share-based payment arrangements, and the fair value of derivative liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim condensed consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Reclassification

We have reclassified certain prior year amounts to conform to the current year’s presentation. These reclassifications have no effect on the financial position at December 31, 2008 or on the results of operations for the three and nine month periods ended September 30, 2008.

Fair Value of Financial Instruments

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited interim condensed consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of September 30, 2009 and have determined that, as of such date, the carrying value of all financial instruments approximates fair value.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

We minimize credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of our primary financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. Our uninsured balances at September 30, 2009 amounted to approximately $4,250.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

Accounts Receivable

Accounts receivable represent obligations from customers, predominantly a related party customer, the Refinery (as defined and more fully described in Note 10). As discussed below under Revenue Recognition, we are able to estimate the total value of each batch of precious metals received. The Refinery advances to us, up to 80% of the value of the precious metals we have received, but not yet delivered. After completion of the melt and validation process described below under Revenue Recognition, the final amount due to us, net of the advance, is determined and is recorded as an account receivable.

We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. We did not deem it necessary to record an allowance for doubtful accounts at September 30, 2009 or at December 31, 2008.

Inventory

Inventory consists predominantly of gold and other precious metals and is carried at the lower of cost or net realizable value. Cost is based solely on the amount paid by us to third parties in the general public, which is generally lower than the current market value. As such, we do not deem it necessary to record a reserve for obsolete inventory.

Long-Lived Assets

We carry long-lived assets at the lower of their carrying amount or their fair value. We periodically review the carrying values of our long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and record an impairment charge when considered necessary.

When circumstances indicate that an impairment may have occurred, we test such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

Fixed Assets

Fixed assets, consisting of furniture and equipment, are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, which ranges from three to seven years.

Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate of our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment charge for each reporting unit.

We will continue to evaluate goodwill for impairment, at least annually. During the nine months ended September 30, 2009, we did not identify any indication of goodwill impairment.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

Debt Issue Costs

Direct costs incurred in connection with issuing debt securities or obtaining debt or other credit arrangements are recorded as deferred financing costs and are amortized as interest expense over the term of the related debt.

Convertible Instruments

We review all of our convertible instruments for the existence of an embedded conversion feature which may require bifurcation, if certain criteria are met. These criteria include circumstances in which:

a)

The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract,

b)

The hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and

c)

A separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to certain requirements (except for when the host instrument is deemed to be conventional).

A bifurcated derivative financial instrument may be required to be recorded at fair value and adjusted to market at each reporting period end date. In addition, we may be required to classify certain stock equivalents issued in connection with the underlying debt instrument as derivative liabilities.

For convertible instruments that we have determined should not be bifurcated from their host instruments, we record discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. Also when necessary, we record deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the financing transaction and the effective conversion price embedded in the preferred shares.

In addition, we review all of our convertible instruments for the existence of a beneficial conversion feature. Upon the determination that a beneficial conversion feature exists, the relative fair value of the beneficial conversion feature would be recorded as a discount from the face amount of the respective debt instrument and the discount would be amortized to interest expense over the life of the debt.

Finally, if necessary, we will determine the existence of liquidated damage provisions. Liquidated damage provisions are not marked to market, but evaluated based upon the probability that a related liability should be recorded.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Accordingly, we classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classify our preferred stock in stockholders’ equity.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

Common Stock Purchase Warrants and Derivative Financial Instruments

We review any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and classify them on our balance sheet as:

a)

Equity if they (i) require physical settlement or net-share settlement, or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or as

b)

Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

We assess classification of our common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

We have no freestanding derivatives as of September 30, 2009.

Revenue Recognition

We generate revenue from the sale of precious metals, including gold, silver and platinum, and from the sale of diamonds and other precious stones. Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Precious Metals

We grade the quality of the precious metals purchased from the public and estimate the total quantity of pure gold, silver and platinum received. We then enter into forward contracts to lock in the current spot rate of each metal sufficient to cover the total quantity received in the current batch. After a holding period of at least 10 days to allow for returns, the precious metals are delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validates the quality of pure gold, silver, and platinum and remits payment to us based on the quantity of each precious metal at the spot rates locked in under the forward contracts. Revenue is recognized upon melting of the precious metals, and the validation of the quality and quantity of each precious metal by the Refinery.

No returns are accepted from the Refinery and upon delivery of the precious metals to the refiner, we have no further obligations.

Diamonds and Other Precious Stones

Diamonds and other precious stones are generally purchased from the public in connection with the purchase of precious metals. We value diamonds and other precious stones based on a variety of factors including size and quality and then resell them. To date, all diamonds and other precious stones have been sold to an affiliate of an officer of one of our wholly-owned subsidiaries. Revenue is recognized upon the acceptance of the diamonds and other precious stones by the purchaser.

Deferred Revenue

Upon our estimate of the total quantity of pure gold, silver, and platinum received and the completion of the forward contracts locking in the current spot rate for each precious metal, we are able to estimate the total value of the batch received. The Refinery advances to us, up to 80% of the value of the precious metals we have received, but not yet delivered. This amount is recorded as deferred revenue until the specific batch is melted and processed as described above, at which time, it is recorded as revenue.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

Cost of Revenue

Our cost of revenue includes our cost of acquiring precious metals and stones as well as any other direct costs and expenses required to ship, secure, grade, log and process the metals and stones internally. In addition, fees and other costs incurred in connection with processing at the Refinery are charged to cost of revenue.

Advertising

Advertising costs are expensed as they are incurred and are included in selling, general and administrative expenses. Advertising expense amounted to $3,618,861 and $482,261for the three months ended September 30, 2009 and 2008, respectively, and $5,210,095and $562,191 for the nine months ended September 30, 2009 and the period from February 14, 2008 (inception) to September 30, 2008, respectively.

Foreign Currency Transactions

The unaudited interim condensed consolidated financial statements are presented in United States Dollars. The financial position and results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of our foreign subsidiaries have been translated from their local currency (British pounds and Canadian dollars) into the reporting currency, U.S. dollars, using period end exchange rates. Equity transactions have been translated using the historical exchange rate that was in effect when the transaction occurred. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income. Revenues and expenses have been translated using average exchange rates for the respective periods. Transaction gains and losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses are included in selling, general and administrative expense in the unaudited interim condensed consolidated statement of operations. We have not entered into any financial instruments to offset the impact of foreign currency fluctuations. Foreign currency translation gains and losses have historically not been material.

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in selling, general and administrative expense in the unaudited interim condensed consolidated statement of operations.

Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

The computation of basic and diluted loss per share for the three and nine months ended September 30, 2009 and 2008 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Convertible Preferred Stock	11,900,000	14,100,000	11,900,000	14,100,000
Common Stock Purchase Warrants	15,975,003	8,000,000	15,975,003	8,000,000
Stock Options – Vested	395,211	––	395,211	––
	28,270,214	22,100,000	28,270,214	22,100,000

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our condensed consolidated financial statements. References to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with this quarterly report for the period ending September 30, 2009.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance that established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. The guidance also requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, the guidance requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. We followed this guidance for the acquisition of MGE, as defined in Note 6, on May 7, 2009.

In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

In October 2008, the FASB issued authoritative guidance, with an immediate effective date, including prior periods for which financial statements have not been issued. The guidance clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of the guidance continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

In January 2009, we adopted authoritative guidance that was ratified by the FASB on June 25, 2008 and became effective for financial statements issued after December 15, 2008. Earlier application was not permitted. The guidance requires that convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), may no longer be exempt from derivative accounting treatment. As a result, warrants and embedded conversion features of convertible notes may no longer be recorded in equity, but may rather be recorded as a liability, which will be remeasured at fair value at each reporting date. Further, under derivative accounting, the warrants will be valued at their fair value, rather than their relative fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as derivative expense on the commitment date and upon marking to market on a periodic basis, we will record an adjustment to the statement of operations called change in fair value. The fair value of the embedded conversion feature will be added to the loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts.

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 5 – Fair Value

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access;

•

Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, we categorize such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

The following are the major categories of assets measured at fair value on a nonrecurring basis during the nine month period ended September 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2009	Total Impairment for the Nine Months Ended September 30, 2009
Goodwill	$-0-	$-0-	$13,372,273	$13,372,273	$-0-
Total	$-0-	$-0-	$13,372,273	$13,372,273	$-0-

Note 6 – Acquisitions

On May 7, 2009, we closed a Share Exchange Agreement (the “Agreement”) with the shareholders of MGE Enterprises Corporation, a Wyoming corporation (“MGE”) pursuant to which we acquired 100% of the shares of MGE in exchange for 74,876,432 shares of our common stock. MGE operates in the United States under the names mygoldenvelope.com <http://mygoldenvelope.com> and sobredeoro.com <http://sobredeoro.com> using a business model similar to ours. In addition, their management has extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales. MGE’s ability to reach a broader number of consumers through their experience in multi-language television advertising, direct response, and retail distribution and sales greatly expanded accelerated our growth and increased our depth of management experience.

The aggregate purchase price was comprised of 74,876,432 shares of our common stock, which was valued by management at approximately $12,730,000, or $0.17 per common share based on a discount to the closing trading price of our common stock on the date of acquisition. Direct costs of acquisition totaling $63,053 were recorded in general and administrative expense during the nine months ended September 30, 2009. The purchase price valuation and allocation is preliminary and is subject to revision as more detailed analyses are completed and additional information about the fair values of assets acquired and liabilities assumed become available. The total amount initially allocated to goodwill, none of which is deductible for tax purposes, was $13,372,273. Any change in the estimated fair value of the net liabilities assumed could change the amount of the purchase price allocable to goodwill. The allocation of the purchase price is summarized as follows:

Consideration transferred at fair value:
Common stock	$12,730,000

Net liabilities assumed:
Current liabilities	(642,273)
Goodwill – at fair value	$13,372,273

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

As part of the Agreement, we entered into a Stockholders Agreement with MGE and four principal shareholders and executive officers. Under the Stockholders Agreement, two of our principal shareholders (prior to the closing) Messrs. Hakan Koyuncu and Daniel Brauser, and two principal shareholders of MGE, Messrs. Douglas Feirstein and Todd Oretsky, (collectively, the “Shareholders”) agreed to vote all of their shares of common stock either in favor of or against any action in question, as determined by a position of the majority of the Shareholders. As part of the Stockholders Agreement, Messrs. Koyuncu and Brauser on one hand and Messrs. Feirstein and Oretsky on the other hand, can each elect equal designees to our Board of Directors. On September 23, 2009 and September 30, 2009, the Shareholders appointed two designees, to the Board of Directors, Charles Pearlman, Esq. and Grant Fitzwilliam, respectively.

We used the purchase method of accounting in connection with the acquisition of MGE and accordingly, our unaudited interim condensed consolidated financial statements include the results of operations of MGE from May 7, 2009, the date of acquisition, onward. Since the date of acquisition, we have fully combined and integrated MGE with our own operations. As such, we are unable to present separately the revenue or earnings from MGE.

The following unaudited interim condensed consolidated pro forma information gives effect to the acquisition of MGE as if the transaction had occurred on January 1, 2008. The following pro-forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition been completed on January 1, 2008, nor are they indicative of results that may occur in any future periods:

	For the Nine Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Revenues	$12,251,253	$863,526	$1,014,781
Net Loss	(5,337,045)	(770,396)	(1,070,118)

Basic and Diluted Loss from Continuing Operations per Common Share	$(0.03)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic and Diluted	158,540,060	136,280,148	112,534,944

Note 7 – Intangible Assets

Our intangible assets are comprised of a non-compete agreement with the Refinery (Note 10) and other intangibles including certain prepaid production costs, website and software development costs. Intangible asset values and the related accumulated amortization are as follows:

	Non-Compete	Other	Total
Gross value at December 31, 2008	$291,865	$70,000	$361,865
Accumulated amortization at December 31, 2008	(34,051)	(4,833)	(38,884)
Net value at December 31, 2008	$257,814	$65,167	$322,981

Gross value at September 30, 2009	$291,865	$74,207	$366,072
Accumulated amortization at September 30, 2009	(77,823)	(13,452)	(91,275)
Less: Impairment charge	—	(48,500)	(48,500)
Net value at September 30, 2009	$214,042	$12,255	$226,297

Our intangible assets all have a definite life and are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $16,412 and $15,159 for the three months ended September 30, 2009 and 2008, respectively, and $53,126and $20,333 for the nine months ended September 30, 2009 and 2008, respectively.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

During the three months ended September 31, 2009 and 2008, we did not record an impairment charge. During the nine months ended September 31, 2009 and 2008, we recorded an impairment charge of $48,500 and $-0-, respectively

Note 8 –Debt and Other Financing

Convertible Note Payable

On March 4, 2009, we issued a $250,000 Convertible Note Payable (the “Convertible Note”) to Whalehaven Capital Fund Limited (“Whalehaven”). The Convertible Note had a three month term, bore interest at an annual rate of 15% compounded monthly beginning on the date of issuance and was secured by all of our assets. All principal and accrued interest was due and payable on June 1, 2009, but was subsequently extended to June 1, 2010, as described below. We used the $237,500 net proceeds received from this Convertible Note to provide working capital.

The Convertible Note was convertible at the option of Whalehaven, in whole or in part, into shares of our common stock at an initial conversion price equal to the average of the three lowest closing bid prices within the prior twenty day trading period immediately preceding the date we received notice of conversion. The conversion price was adjustable for standard anti-dilution provisions such as stock splits, stock dividends and similar types of recapitalization events. In addition, the conversion was limited such that Whalehaven could only convert on a date that the amount of the principal and/or accrued interest in connection with that number of shares of common stock would be in excess of the sum of:

(a)

The number of shares of common stock beneficially owned by Whalehaven and its affiliates on a conversion date, repayment date, the date notice of redemption is given, or the date notice of mandatory conversion is given, as the case may be;

(b)

Any common stock issuable in connection with the unconverted portion of the Convertible Note; and

(c)

The number of shares of common stock issuable upon the conversion or repayment of the Convertible Note with respect to which the determination of this provision is being made, would result in beneficial ownership by Whalehaven and its affiliates of more than 4.99% of the outstanding shares of our common stock on such date.

We evaluated the conversion feature embedded in the Convertible Note to determine whether such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We determined that since the exercise price of the convertible debt contained a variable conversion feature, such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.

We estimated the fair value of the conversion feature using the Black-Scholes option pricing model using the following assumptions:

Expected dividends	0%
Expected volatility	133.72%
Expected term – embedded conversion option	0.24 years
Risk free interest rate	0.26%

We allocated a portion of the proceeds from the Convertible Note to the conversion feature based on the relative fair value of the principal amount and the conversion feature. The relative fair value of the conversion feature, which amounted to $69,429, was recorded as a discount to the Convertible Note and a corresponding increase to a derivative liability. This discount amount was being amortized to interest expense over the contracted term of the Convertible Note. During the three and nine months ended September 30, 2009, we amortized $32,944 and $69,429 to interest expense, respectively.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

In connection with the issuance of the Convertible Note, we paid debt-issuance costs of $27,590, including a $12,500 fee to Whalehaven and $15,090 in legal and other costs. These debt issue costs were capitalized as debt issuance costs and were amortized to interest expense. For the three and nine months ended September 30, 2009, we recorded interest expense of $18,142 and $27,590, respectively, pertaining to the debt-issuance costs.

Convertible Note – Extension of Maturity Date

On April 10, 2009, the maturity date of the Convertible Note was extended until June 1, 2010. In connection with this extension, we agreed to the following terms:

(a)

We issued 1,000,000 warrants to Whalehaven to purchase our common stock, exercisable at $0.01 per share, with cashless exercise provisions. These warrants had a five-year life and vested only if the Convertible Note had not been repaid by September 4, 2009;

(b)

The principal value of the Convertible Note would be increased to $275,000 if it was not repaid by September 4, 2009;

(c)

We agreed to repay the Convertible Note in full upon raising $500,000 through the sale of equity securities.

We valued the warrants issued to Whalehaven using the Black-Scholes option pricing model utilizing the following assumptions:

Expected dividends	0%
Expected volatility	154.10%
Expected term – embedded conversion option	5 years
Risk free interest rate	1.9%
Expected forfeitures	100%

We determined that the probability of repayment of the obligations under the Convertible Note by the maturity date was highly probable and, therefore we did not expect these warrants to vest or become exercisable. As a result, we calculated the fair value of the 1,000,000 warrants to be $0.00. Additionally, we did not include the 1,000,000 warrants as common stock equivalents for purposes of computing earnings per share, since they were contingently issuable.

In connection with the extension, on April 10, 2009 we recalculated the fair value of the conversion feature and determined that the value had increased by $95,692. Accordingly, we recorded an expense and a corresponding increase in the value of the derivative liability in the amount of $95,692. We valued the derivative liability at April 10, 2009 using the Black-Scholes option pricing model utilizing the following assumptions:

Expected dividends	0%
Expected volatility	153.55%
Expected term – embedded conversion option	1.14 years
Risk free interest rate	0.60%

At June 30, 2009, we recalculated the fair value of the conversion feature and determined that the value had decreased by $9,667. Accordingly, we recorded a gain and a corresponding decrease in the value of the derivative liability in the amount of $9,667.

At September 1, 2009 we recalculated the fair value of the conversion feature and determined that the value had decreased by $31,787. Accordingly, we recorded a gain and a corresponding decrease in the value of the derivative liability to the amount of $124,827. We valued the derivative liability at September 1, 2009 using the Black-Scholes option pricing model utilizing the following assumptions:

Expected dividends	0%
Expected volatility	171.28%
Expected term – embedded conversion option	.75 years
Risk free interest rate	.43%

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

Convertible Note – Purchase and Payoff

On September 1, 2009, the Convertible Note was purchased from Whalehaven by Barry Honig and GRQ Consultants, Inc. 401K (collectively, “GRQ”) for a total purchase price of $269,072, including $19,072 of accrued interest. In connection with this purchase, 1,000,000 contingently issuable common stock purchase warrants were cancelled. On October 5, 2009, we paid $269,072 to GRQ, which represented the entire principal balance and all accrued interest under the Convertible Note. The amount due to GRQ is recorded in accrued expenses on our September 30, 2009 unaudited interim condensed consolidated balance sheet. For the three and nine months ended September 30, 2009, we recorded interest expense of $9,247 and $19,072, respectively, pertaining to the Convertible Note.

Media Line of Credit

We obtained a line of credit of up to $300,000 from GRQ in May 2009 to be used to finance our media and advertising campaigns, as most of our vendors require payment in advance. In July 2009, the total amount available under the line of credit was increased to $500,000. This facility was due on demand, accrued interest based on a percentage of revenue generated from the media purchased with this money capped at 1.5% of the principal amount outstanding per week and was secured by our accounts receivable and inventory. On September 30, 2009, we converted the $500,000 outstanding principal balance into 5,834,306 shares of our common stock resulting in a loss from conversion of $550,175 based upon the fair value of the stock on the date of conversion. For the three and nine months ended September 30, 2009, we recorded interest expense of $96,857 and $109,500, respectively, pertaining to this line of credit.

Notes Payable - Other

In connection with the acquisition of MGE, we assumed certain notes payable totaling $194,785 at the time of the acquisition. The notes bore interest at 12% per annum and were due on December 31, 2009. On October 19, 2009, we paid $153,322, which represented the entire principal balance and all accrued interest pertaining to these notes. For the three and nine months ended September 30, 2009, we recorded interest expense of $4,904 and $8,213, respectively, pertaining to these notes.

Note 9 – Commitments and Contingencies

Economic Risks and Uncertainties

The recent global economic slowdown has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit our access to capital, but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Furthermore, our operations are subject to fluctuating prices of precious metals. A decrease in the value of gold, silver or platinum could have an adverse effect on our business.

Foreign Operations

Our operations in various geographic regions expose us to risks inherent in doing business in each of the countries in which we transact business. Operations in countries other than the United States are subject to various risks particular to each country. With respect to any particular country, these risks may include:

•

Currency fluctuations, devaluations, conversion and expropriation restrictions;

•

Confiscatory taxation or other adverse tax policies;

•

Political and economic instability;

•

Inflation;

•

Trade restrictions and economic embargoes imposed by the United States and other countries;

•

Expropriation and nationalization of our assets or of our customers in that country;

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

•

Governmental activities that limit or disrupt markets, payments, or limit the movement of funds;

•

Governmental activities that may result in the deprivation of contract rights; and

•

Civil unrest, acts of terrorism, force majeure, war or other armed conflict;

•

Natural disasters including those related to earthquakes, hurricanes, tsunamis and flooding.

Employment Agreements

We have entered into employment agreements with several of our executives for initial terms of up to three years, which can or will be renewed for additional one year terms thereafter, unless written notice is provided by the respective parties. The agreements provide, among other things, for the payment of aggregate annual base salaries of approximately $850,000, as well as such incentive compensation and discretionary bonuses as the Board of Directors may determine. In addition, the employment agreements provide for up to eighteen months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to approximately $1,275,000 at September 30, 2009.

Chief Executive Officer – Douglas Feirstein

On May 5, 2009, we signed an executive employment agreement with Douglas Feirstein, pursuant to which Mr. Feirstein will serve as our Chief Executive Officer. The employment agreement is for a three-year term, unless terminated sooner, and will automatically renew for successive one-year terms, unless notice of non-renewal is provided by either party at least 60 days prior to the end of the current term. Under the terms of the employment agreement, Mr. Feirstein will receive an initial annual base salary of $200,000, which shall increase to $225,000 commencing six months after the date of the employment agreement. In addition, Mr. Feirstein shall be entitled to such bonus compensation (in cash, capital stock or other property) as a majority of our Board of Directors may determine from time to time in their sole discretion.

In the event the employment agreement is terminated by us without Cause (as defined in the employment agreement), or if we provide non-renewal notice to Mr. Feirstein as discussed above, then we shall be required to pay to Mr. Feirstein:

(a)

eighteen months base salary at the then current rate, to be paid from the date of termination until paid in full in accordance with our usual practices;

(b)

Any accrued benefits under any employee benefit plan in effect at the time of termination; and

(c)

Payment, on a prorated basis, of any bonus or other payments earned in connection with any bonus plan to which Mr. Feirstein was a participant as of the date of termination.

In addition, until termination of employment, and for a period of one year commencing on the date of termination, except if termination is without Cause or with Good Reason (as defined in the employment agreement), Mr. Feirstein shall not, directly or indirectly, compete with us by acting as an officer (or comparable position) of, owning an interest in, or providing services to any entity within any metropolitan area in the United States.

Chief Operating Officer – Todd Oretsky

On May 5, 2009, we signed an executive employment agreement with Todd Oretsky, pursuant to which Mr. Oretsky will serve as our Chief Operating Officer. The employment agreement is for a three-year term, unless terminated sooner, and will automatically renew for successive one-year terms, unless notice of non-renewal is provided by either party at least 60 days prior to the end of the current term. Under the terms of the employment agreement, Mr. Oretsky will receive an initial annual base salary of $200,000, which shall increase to $225,000 commencing six months after the date of the employment agreement. In addition, Mr. Oretsky shall be entitled to such bonus compensation (in cash, capital stock or other property) as a majority of our Board of Directors may determine from time to time in their sole discretion.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

In the event the employment agreement is terminated by us without Cause (as defined in the employment agreement), or if we provide non-renewal notice to Mr. Oretsky as discussed above, then we shall be required to pay to Mr. Oretsky:

(a)

eighteen months base salary at the then current rate, to be paid from the date of termination until paid in full in accordance with our usual practices;

(b)

Any accrued benefits under any employee benefit plan in effect at the time of termination; and

(c)

Payment, on a prorated basis, of any bonus or other payments earned in connection with any bonus plan to which Mr. Oretsky was a participant as of the date of termination.

In addition, until termination of employment, and for a period of one year commencing on the date of termination, except if termination is without Cause or with Good Reason (as defined in the employment agreement), Mr. Oretsky shall not, directly or indirectly, compete with us by acting as an officer (or comparable position) of, owning an interest in, or providing services to any entity within any metropolitan area in the United States.

President – Hakan Koyuncu

On July 23, 2008, we signed an executive employment agreement with Hakan Koyuncu, pursuant to which Mr. Koyuncu will serve as our Chief Executive Officer. The employment agreement is for a two-year term, unless terminated sooner, and will automatically renew for successive one-year terms, unless notice of non-renewal is provided by either party at least 60 days prior to the end of the current term. Under the terms of the employment agreement, Mr. Koyuncu will receive an initial annual base salary of $175,000, which shall increase to $200,000 commencing six months after the date of the employment agreement, and then shall increase to $225,000 commencing twelve months after the date of the employment agreement. In addition, Mr. Koyuncu shall be entitled to such bonus compensation (in cash, capital stock or other property) as a majority of our Board of Directors may determine from time to time in their sole discretion. Mr. Koyuncu has elected not to accept any bonuses under the 2008/2009 Management Bonus Plan dated October 20, 2008.

In the event the employment agreement is terminated by us without Cause (as defined in the employment agreement), or if we provide non-renewal notice to Mr. Koyuncu as discussed above, then we shall be required to pay to Mr. Koyuncu:

(a)

eighteen months base salary at the then current rate, to be paid from the date of termination until paid in full in accordance with our usual practices;

(b)

Any accrued benefits under any employee benefit plan in effect at the time of termination; and

(c)

Payment, on a prorated basis, of any bonus or other payments earned in connection with any bonus plan to which Mr. Koyuncu was a participant as of the date of termination.

In addition, until termination of employment, and for a period of one year commencing on the date of termination, except if termination is without Cause or with Good Reason (as defined in the employment agreement), Mr. Koyuncu shall not, directly or indirectly, compete with us by acting as an officer (or comparable position) of, owning an interest in, or providing services to any entity within any metropolitan area in the United States.

On May 5, 2009, we signed an amendment to the executive employment agreement with Mr. Koyuncu, pursuant to which Mr. Koyuncu surrendered the position of Chief Executive Officer and was appointed as our President. In addition, the term of the employment agreement was extended until May 5, 2012.

Chief Financial Officer – Daniel Brauser

On July 23, 2008, we signed an executive employment agreement with Daniel Brauser, pursuant to which Mr. Brauser will serve as our President, Chief Operating Officer and Chief Financial Officer. The employment agreement is for a two-year term, unless terminated sooner, and will automatically renew for successive one-year terms, unless notice of non-renewal is provided by either party at least 60 days prior to the end of the current term. Under the terms of the employment agreement, Mr. Brauser will receive an initial annual base salary of $175,000, which shall increase to $200,000 commencing six months after the date of the employment agreement, and then

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

shall increase to $225,000 commencing twelve months after the date of the employment agreement. In addition, Mr. Brauser shall be entitled to such bonus compensation (in cash, capital stock or other property) as a majority of our Board of Directors may determine from time to time in their sole discretion. Mr. Brauser has elected not to accept any bonuses under the 2008/2009 Management Bonus Plan dated October 20, 2008.

In the event the employment agreement is terminated by us without Cause (as defined in the employment agreement), or if we provide non-renewal notice to Mr. Brauser as discussed above, then we shall be required to pay to Mr. Brauser:

(a)

eighteen months base salary at the then current rate, to be paid from the date of termination until paid in full in accordance with our usual practices;

(b)

Any accrued benefits under any employee benefit plan in effect at the time of termination; and

(c)

Payment, on a prorated basis, of any bonus or other payments earned in connection with any bonus plan to which Mr. Brauser was a participant as of the date of termination.

In addition, until termination of employment, and for a period of one year commencing on the date of termination, except if termination is without Cause or with Good Reason (as defined in the employment agreement), Mr. Brauser shall not, directly or indirectly, compete with us by acting as an officer (or comparable position) of, owning an interest in, or providing services to any entity within any metropolitan area in the United States.

On May 5, 2009, we signed an amendment to the executive employment agreement with Mr. Brauser, pursuant to which Mr. Brauser surrendered the positions of President and Chief Operating Officer, but retained the position of Chief Financial Officer. In addition, the term of the employment agreement was extended until May 5, 2012.

Legal Proceedings

On January 6, 2009, a complaint was filed by Green Bullion Financial Services, LLC (the “Plaintiff”) naming us as defendant. The complaint filed alleges:

(a)

Direct, contributory, and vicarious copyright infringement of the Plaintiff’s CASH4GOLD website;

(b)

False designation of origin based upon alleged use of the CASH4GOLD mark;

(c)

False advertising based upon statements made by us within our advertisements;

(d)

Violation of the anti-cyber piracy consumer protection act;

(e)

Violation of the Florida Deceptive and Unfair Trade Practices Act; and

(f)

Common law unfair competition.

These claims were prefaced upon the Plaintiff’s copyright registration of its website and its alleged common-law rights in the “CASH4GOLD” mark. The majority of these claims were based upon the actions of a third-party affiliate marketer unknown to us. On January 23, 2009, the Plaintiff filed a motion for preliminary injunction seeking a Court order enjoining our use of (1) the term “CASH4GOLD”; and (2) any portions of the Plaintiff’s website. On June 22, 2009, the District Court entered an order denying the Plaintiff’s motion for preliminary injunction. The Plaintiff subsequently filed an appeal with the U.S. Court of Appeals with respect to this decision.

On September 28, 2009, the United States District Court for the Southern District of Florida approved a settlement agreement and dismissed pending litigation by the Plaintiff seeking monetary and injunctive relief from us. In conjunction with the Plaintiff, we have resolved all claims and have entered into mutual releases discharging each other from any liabilities arising from the litigation. In connection with the settlement agreement, we are permanently enjoined from using the Cash4Gold logo, mark or use of any domain name that incorporates the mark.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

Customer and Vendor Concentrations

As more fully described in Note 11, our revenues are generated from the sale of precious metals, primarily to a related party. During the nine months ended September 30, 2009 and the period from February 14, 2008 (inception) to December 31, 2008, this related party customer represented approximately 99% and 100% , respectively, of our revenue. At September 30, 2009 and December 31, 2008, the amount due from this customer was approximately 91% and 100% , respectively, of our accounts receivable.

As more fully described in Note 11, we purchase certain leads from a related party. During the nine months ended September 31, 2009, this vendor and two other vendors represented approximately 11%, 14% and 10% of total purchases, and for the period from February 14, 2008 (inception) to December 31, 2008, the related party vendor represented 42% of total purchases. At September 30, 2009, our accounts payable to this vendor and one other vendor comprised 17% and 12%, and at December 31, 2009 this vendor comprised 68% of accounts payable.

Note 10 – Stockholders’ Equity

Convertible Series A Preferred Stock

Our Convertible Series A Preferred Stock (“Series A PS”) has no voting rights, no liquidation preference, and are not entitled to receive dividends. Each share of the Series A PS is convertible into one share of our common stock at the election of the holder. We have determined that no beneficial conversion feature or derivative financial instruments exist in connection with the Series A PS as the conversion rate was fixed at an amount equal to the market price of our common stock.

On March 19, 2009, 2,200,000 shares of our Series A PS were converted into 2,200,000 shares of our common stock of which (i) 950,000 shares were converted by a family member of our Chief Financial Officer and (ii) 1,250,000 shares were converted by GRQ.

Convertible Redeemable Series B Preferred Stock

Our Convertible Redeemable Series B Preferred Stock (“Series B PS”) was non-voting, had a liquidation preference equal to $250,000, was entitled to a 7% annual dividend that accrued quarterly and was redeemable, at the option of the holder, 90 days after the date of issuance. In addition, the accrued dividend could be converted into shares of our common stock, at the option of the holder, 90 days after the date of issuance at a conversion price equal to the quoted closing price of our common stock on the date the dividend is declared.

In assessing these redeemable shares, we determined that these securities were not solely under our control and are therefore required to be presented outside of permanent equity. We have determined that no beneficial conversion feature or derivative financial instruments exist in connection with the Series B PS.

On April 30, 2009, a relative of our Chief Financial Officer invested $250,000 and received 25,000 shares of our convertible redeemable Series B PS (stated value of $10/share).

We declared and accrued dividends of $4,411 and $7,336 during the three and nine months ended September 30, 2009, respectively.

On September 30, 2009, a relative of our Chief Financial Officer converted 25,000 shares of the Series B PS ($250,000) plus accrued dividends totaling $7,336, into 1,695,754 shares of our common stock having a fair value of $305,236, based upon the quoted closing price of our common stock. Since this was a related party transaction, no loss on conversion was recognized, however, we recorded a charge to additional paid in capital totaling $48,000.

Common Stock

The following summarizes our common stock and preferred stock activity during 2008 and 2009. The 2008 transactions are summarized here, but are more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

2008 Common Stock Transactions

Pre-Reverse Merger on July 23, 2008

Prior to the reverse merger on July 23, 2008, we completed several equity transactions. The following share amounts have been retroactively restated to take into account the effects of the recapitalization.

•

On March 26, 2008, we issued 967,965 shares of our common stock, with a fair value of $3,037, to our then current Chairman of the Board, Chief Executive Officer and President/Chief Financial Officer in exchange for services provided to assist in the founding of the Company.

•

On April 1, 2008, in connection with an exchange of shares between two private predecessor companies to effectively change our tax status from a pass-through entity to a “C” corporation, we issued 11,828,413 shares of our common stock and 16,100,000 shares of class B common stock of a predecessor company that, as described below, that was ultimately converted into common and/or preferred stock during the subsequent reverse merger with EPS, Inc. (ultimately Money4Gold Holdings, Inc.). There was no financial accounting impact for this transaction and upon completing the exchange of shares, there was no material change in control.

•

On June 1, 2008, we issued 3,187,143 shares of our common stock, with a fair value of $1,230,000, to the Refinery (as defined in Note 11) in exchange for future refining services and an agreement whereby the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them.

•

On June 17, 2008, 2,000,000 shares of the class B common stock discussed above were converted into 637,429 shares of our common stock.

•

On July 16, 2008, in connection with an exchange of shares between two private predecessor companies to reorganize and consolidate them, we issued 1 share of our common stock. There was no financial accounting impact for this transaction and upon completing the exchange of shares, there was no material change in control.

Reverse Merger on July 23, 2008

•

On July 23, 2008, we entered into a reverse merger transaction and recapitalization. In connection with the reverse merger transaction, EPS, Inc. (ultimately Money4Gold Holdings, Inc.) issued 52,350,002 shares of our common stock to the stockholders of Money4Gold, Inc. (a privately held predecessor company to M4GHI, “M4G”) in exchange for their ownership shares in such private predecessor companies. In addition, we issued 14,100,000 shares of our preferred stock in exchange for 14,100,000 shares of class B common stock of a predecessor company.

Post Reverse Merger on July 23, 2008

•

In connection with a private placement during September 2008 (“September 2008 PP”), we issued 8,000,000 shares of our common stock and warrants granting the right to purchase up to 8,000,000 shares of our common stock to various investors. The warrants are exercisable for three years and have an exercise price of $0.50 per share. Gross proceeds from the sale amounted to $2,400,000, and will be used for working capital purposes.

•

During 2008, we issued 1,305,479 shares of our common stock, with a fair value of $784,000 to consultants for services performed.

•

During 2008, we issued 500,000 shares of our common stock, with a fair value of $150,000 to employees for services performed.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

2009 Common Stock Transactions

Private Placements

We did not file a registration statement  with the SEC for the securities underlying the September 2008 PP. As such, and in connection with certain registration rights offered to the investors under the September 2008 PP, we issued 720,000 shares of our common stock, with a fair value of $218,400, to the investors under the September 2008 PP.

In connection with a private placement during February 2009 (“February 2009 PP”), we issued 3,050,000 shares of our common stock and warrants granting the right to purchase up to 3,050,000 shares of our common stock to various investors. The warrants are exercisable for three years and have an exercise price of $0.40 per share. Gross proceeds from the sale amounted to $610,000, and will be used for working capital purposes.

Subsequently, but still in connection with the February 2009 PP, we issued 1,333,333 shares of our common stock and warrants granting the right to purchase up to 1,333,333 shares of our common stock to an investor. The warrants are exercisable for three years and have an exercise price of $0.30 per share. Gross proceeds from the sale amounted to $200,000, and will be used for working capital purposes.

In connection with the February 2009 PP, we incurred direct offering costs of $42,804.

Re-Pricing

In connection with the February 2009 PP, we agreed that if an investor in the February 2009 PP had also invested in the September 2008 PP, and such investment in the February 2009 PP exceeded the lesser of:

(a)

20% of the amount they invested in the September 2008 PP; or

(b)

$100,000,

we would:

(a)

Issue additional shares such that the per share price paid in the September 2008 PP would equal the per share price paid in the February 2009 PP;

(b)

Exchange the related common stock purchase warrants with an exercise price of $0.50 per share for common stock purchase warrants with an exercise price of $0.40 per share; and

(c)

Issue additional common stock purchase warrants with an exercise price of $0.40 per share such that the aggregate number of common stock purchase warrants equals the aggregate number of shares of common stock purchased by the investor under the September 2008 PP.

As a result of this re-pricing (“Initial Re-Pricing”), we issued an additional 2,250,000 shares of our common stock. In addition, we agreed to cancel 4,500,000 common stock purchase warrants from the September 2008 PP with an exercise price of $0.50 per share and reissue 6,750,000 common stock purchase warrants with an exercise price of $0.40 per share. The exchange of the common stock purchase warrants resulted in an expense of $41,837, which was calculated as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.

Following the Initial Re-Pricing, our Board approved a second re-pricing (“Second Re-Pricing”) whereby the initial 3,050,000 shares issued under the February 2009 PP would be valued at an amount equal to the 1,333,333 shares discussed above.

As a result of the Second Re-Pricing, we issued an additional 1,008,337 shares of our common stock. In addition, we agreed to cancel 3,050,000 common stock purchase warrants from the February 2009 PP with an exercise price of $0.40 per share and reissue 4,066,671 common stock purchase warrants with an exercise price of $0.30 per share. The exchange of the common stock purchase warrants resulted in an expense of $16,393, which was calculated as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

We used the following weighted average assumptions for the fair value of the cancelled award at the cancellation date:

Expected dividends	0%
Expected volatility	153.55%
Expected term – embedded conversion option	2.29 years
Risk free interest rate	0.60%

We used the following weighted average assumptions for the fair value of the replacement award:

Expected dividends	0%
Expected volatility	153.55%
Expected term – embedded conversion option	2.29 years
Risk free interest rate	0.60%

Conversion of Media Line of Credit and Preferred Stock

As discussed above, in connection with an agreement with GRQ and two additional investors, on September 30, 2009, we issued 5,834,306 shares of our common stock in settlement of the total outstanding balance of $500,000, plus accrued interest, on our media line of credit and converted 25,000 shares of our Series B PS into 1,695,754 shares of our common stock.

Shares Granted to Consultants and Employees

On October 1, 2008, we granted 50,000 shares of restricted common stock to a consultant for services rendered. The shares are fully vested and non-forfeitable, and had a fair value of $44,500 based upon the quoted closing price of the stock as of the issuance date. Furthermore, in accordance with a consulting agreement, we were   to grant an additional 50,000 shares of stock for future services six months from the date of the original grant. As of June 30, 2009 the stock was valued at $18,000 based upon the quoted closing price of the stock. The value of the stock is adjusted on a monthly basis over the six-month term of the agreement so that the requisite portion of the expense corresponding to the service period is being recognized. During 2008, we recognized $9,000 in consulting expenses and during the three month ended June 30, 2009, we recognized the remaining $9,000 in consulting expenses.

On October 20, 2008, we issued 300,000 shares of our common stock, with a fair value of $183,000 based on the closing price of the stock at the date of issuance, to a Director upon appointment to the Board of Directors. The shares vest annually over a three-year period, subject to continued service as a Director on each applicable vesting date. During the three and nine months ended September 30, 2009, we recognized $15,250 and $45,750 as compensation expense, respectively, pertaining to this grant.

On November 1, 2008, we entered into a consulting agreement with a third party for $3,000 per month in cash and shares of our common stock, having a fair value of $1,000, at the end of each month. During November and December 2008, the consultant received an aggregate 5,480 shares having an aggregate fair value of $2,000 based upon the fair value of the services rendered and during January 2009, the consultant received an aggregate 2,500 shares having an aggregate fair value of $1,000 based upon the fair value of the services rendered. The agreement was terminated effective January 31, 2009.

On December 22, 2008, we agreed to issue an aggregate of 2,000,000 shares of our common stock to two employees. Of the total shares authorized, 500,000, with a fair value of $150,000, were issued, fully vested and non-forfeitable. The $150,000 was expensed during the period ended December 31, 2008. The remaining 1,500,000 shares, with a fair value of $450,000 based upon the closing price of the stock at the date of issuance, will be amortized over the remaining three-year term.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

The 1,500,000 shares will vest as follows:

•

250,000 on June 30, 2009;

•

250,000 on December 31, 2009;

•

250,000 on March 31, 2010;

•

250,000 on June 30, 2010;

•

250,000 on December 31, 2010; and

•

250,000 on June 30, 2011.

For the three and nine months ended September 30, 2009, we recorded $60,000 and $185,161, respectively, as expense pertaining to this issuance.

On April 10, 2009, we issued 3,223 shares of our common stock, with a fair value of $1,000 based on the quoted closing price, to an employee for services rendered. This amount was recorded as expense in the period it was granted.

During June 2009, we issued 265,000 shares of our common stock, with a fair value of $71,700 based on the quoted closing price, to consultants for services rendered. This amount was recorded as expense in the period it was granted.

During June 2009, we issued 46,500 shares of our common stock, with a fair value of $13,600 based upon the quoted closing price, to vendors as payment on outstanding liabilities. We recognized a gain on settlement of accounts payable of $12,426 as a result of these transactions.

During the third quarter, we issued 101,525 shares of our common stock, with a fair value of $24,900 based on the quoted closing price, to consultants for services rendered. This amount was recorded as expense in the period it was granted.

During September 2009, we issued 593,006 shares of our common stock, with a fair value of $115,338 based upon the quoted closing price, to vendors as payment on outstanding liabilities. We recognized a loss on settlement of accounts payable of $9,136 as a result of these transactions. On September 30, 2009, a related party vendor participated in the our private placement by converting $50,000 of outstanding accounts payable into 333,333 shares of our common stock and 333,333 warrants to purchase our common stock at $0.30 per share.

The following summarizes our warrant activity for the period from December 31, 2008 through September 30, 2009:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding – December 31, 2008	8,000,000	$0.50
Granted	16,525,003	0.34
Exercised	—	—
Forfeited or Cancelled	(8,550,000)	0.41
Outstanding – September 30, 2009	15,975,003	$0.39	2.3
Exercisable – September 30, 2009	15,975,003	$0.39	2.3

At September 30, 2009, the total intrinsic value of all warrants outstanding and exercisable was $-0-.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

Stock Option Grants

During the second quarter of 2009, we granted options to purchase 250,000 shares of our common stock at a weighted average exercise price of $0.31 per share to an employee. The options have a five year contractual term and vest in equal quarterly installments over a period of three years. The estimated fair value of these stock options on their date of grant was $71,100, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	1.36%
Expected dividend yield	0%
Expected volatility	153.55%
Expected life	5 years
Expected forfeitures	0%

We recorded stock based compensation expense of $5,925 and $11,191during the three and nine months ended September 30, 2009, respectively, related to these awards.

The following table summarizes our stock option activity for the period from December 31, 2008 through September 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2008	1,073,134	$0.48
Granted	250,000	0.31
Forfeited or Cancelled	(50,000)	0.30
Balance at September 30, 2009	1,273,134	$0.45	4.2	$—
Exercisable at September 30, 2009	395,211	$0.55	4.1	$—

The following table summarizes our stock option activity for non-vested options for the period from December 31, 2008 through September 30, 2009:

	Number of Options	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2008	873,134	$0.44
Granted	250,000	$0.28
Vested	(195,211)	$0.47
Cancelled or Forfeited	(50,000)	$0.52
Outstanding – September 30, 2009	877,923	$0.38

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2009 was $0.31. Total compensation cost recognized for the three and nine months ended September 30, 2009 for stock options granted amounted to $35,882 and $103,243, respectively. Total unamortized compensation expense related to stock options at September 30, 2009 amounted to $306,259 and is expected to be recognized over a weighted average period of 2.2 years.

At September 30, 2009, there were 6,726,866 shares available under the combined plans to be granted at future dates.

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

Note 11 – Related Party Transactions

Refinery

On June 1, 2008, we entered into an agreement (“Service Agreement”) with Republic Metals Corporation, (the “Refinery”), whereby we agreed to sell all of our precious metals in the United States exclusively to the Refinery and the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them. The agreement is for an initial term of 5 years. As consideration for this agreement, we issued to the Refinery 3,187,143 fully vested and non-forfeitable shares of our common stock valued at $1,230,000. Of this amount, we ascribed $938,135 to prepaid refining services, which is being amortized into cost of revenue on a straight line basis over the term of the agreement, and we ascribed $291,865 to an intangible asset, representing the value of the non-compete agreement, which is being amortized into amortization expense on a straight line basis over the term of the agreement. In addition, an officer of the Refinery is a member of our Board of Directors.

During the three months ended September 30, 2009 and 2008, we recorded $61,494 and $61,500, respectively, as cost of revenue. During the nine months ended September 30, 2009 and 2008, we recorded $184,492 and $81,910, respectively, as cost of revenue.

Marketing Services

We purchase online marketing and lead generation services from a company in which our President is a 50% shareholder. Our pricing is calculated at a 10% markup to their cost, capped at $1.50 per lead. This markup is exclusively for the unrelated 50% shareholders. Our President does not share in any profits earned by this vendor for services rendered to us.

During the three months ended September 30, 2009 and 2008, we incurred charges of $607,248 and $491,752, respectively, from this vendor, and during the nine months ended September 30, 2009 and 2008, we incurred charges of $1,085,946 and $551,506, respectively, from this vendor.

Note 12 – Segment Information

We operate in a single industry segment, but manage our operations on a geographic basis and have therefore defined our operating segments as the geographic regions in which we operate: the United States, Canada and Europe. Precious metals and stones are acquired in each of our operating segments, but are generally sold to our customers through our operating segment in the United States. Revenue and certain costs are allocated to the other operating segments, as appropriate, based on the source of the original purchases.

Below is a summary of the results by operating segment for the three and nine months ended September 30, 2009 and identifiable assets as of September 30, 2009:

	For the Three Months Ended September 30, 2009
	United States	Canada	Europe	Consolidated
Revenue	$2,621,465	$1,630,938	$2,609,609	$6,862,012
Net Income (Loss)	$(2,024,036)	$283,711	$(174,796)	$(1,915,121)

	For the Nine Months Ended September 30, 2009
	United States	Canada	Europe	Consolidated
Revenue	$4,599,457	$2,209,529	$2,502,603	$9,311,589
Net Income (Loss)	$(4,807,366)	$146,373	$(297,677)	$(4,958,670)

Total Assets at September 30, 2009	$15,400,936	$219,126	$935,917	$16,555,979

Money4Gold Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

Below is a summary of the results by operating segment for the three and nine months ended September 30, 2008 and identifiable assets as of December 31, 2008:

	For the Three Months Ended September 30, 2008
	United States	Canada	Europe	Consolidated
Revenue	$735,020	$-0-	$-0-	$735,020
Net Income (Loss)	$(734,292)	$-0-	$-0-	$(734,292)

	For the Nine Months Ended September 30, 2008
	United States	Canada	Europe	Consolidated
Revenue	$735,020	$-0-	$-0-	$735,020
Net Income (Loss)	$(1,023,516)	$-0-	$-0-	$(1,023,516)

Total Assets at December 31, 2008	$2,967,170	$-0-	$-0-	$2,967,170

Note 13 – Subsequent Events

We evaluated subsequent events between the balance sheet date of September 30, 2009 through November 13, 2009, which represents the date the unaudited interim financial statements were issued.

As more fully described in Note 10, on October 5, 2009, we paid $269,072 to GRQ, which represented the entire principal balance and all accrued interest under the Convertible Note and on October 20, 2009, we paid $153,332 to the holders of notes payable assumed in connection with the acquisition of MGE, which represented the entire principal balance and all accrued interest pertaining to these notes.

During October 2009, a relative of our Chief Financial Officer and another stockholder converted 3,900,000 and 4,600,000 shares, respectively, of our Series A preferred stock into 3,900,000 and 4,600,000 shares, respectively, of our common stock.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the United States Securites and Exchange Commission (“SEC”).

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, income taxes, goodwill and other intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Company Overview

Money4Gold Holdings, Inc. (“M4GHI,” “Company,” “we,” “us,” and/or “our”), is based in Florida and, through our wholly-owned subsidiaries, operates in the United States, Canada, the United Kingdom and Germany. We utilize direct response advertising and marketing campaigns, including television, radio, print and Internet to solicit precious metals including gold, silver and platinum as well as diamonds and other precious stones from the public. Individuals responding to our advertisements (“Sellers”) contact us through one of our inbound call-centers located around the world, or through our various websites, where we collect basic information that is used to deliver our mail-order kit to them. Upon receipt, the Sellers fill the kit with the items they wish to sell and send the kit to our processing facility located in their home market. Within one business day of receipt, we value the items received and issue payment to the Seller. Our local processing facilities then aggregate the materials received and prepare them for sale to Republic Metals Corporation, (the “Refinery”), a related party.

Our corporate headquarters are located at 595 South Federal Highway, Suite 600 in Boca Raton, Florida. Our phone number is (561) 544-2447 and our website can be found at www.money4gold.com.

Recent Developments

Acquisition of MGE

On May 7, 2009, we closed a Share Exchange Agreement (the “Agreement”) with the shareholders of MGE Enterprises Corporation, a Wyoming corporation (“MGE”) pursuant to which we acquired 100% of the shares of MGE in exchange for 74,876,432 shares of our common stock. MGE operates in the United States under the names mygoldenvelope.com <http://mygoldenvelope.com> and sobredeoro.com <http://sobredeoro.com> using a business model similar to ours. In addition, their management has extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales. MGE’s ability to reach a broader number of consumers through their experience in multi-language television advertising, direct response, and retail distribution and sales greatly expanded accelerated our growth and increased our depth of management experience.

International Expansion

Our international operations were initiated in late 2008 by launching direct response advertising and marketing campaigns in Canada and the United Kingdom. During 2009 we have experienced rapid growth in these markets and have commenced operations in Germany during the third quarter of 2009. In addition, we have identified up to 18 additional foreign markets to be considered for future expansion. During the third quarter of 2009, 38% of our consolidated revenue was generated in the United States and 62% of our consolidated revenue was generated abroad, predominantly Canada and Great Britain.

Other Highlights

Since the end of the second quarter of 2009, the following significant events have occurred:

•

Our revenue during the third quarter of 2009 increased to $6,862,012 as compared to $1,490,560 during the second quarter of 2009;

•

Our gross margin during the third quarter of 2009 increased to 70% as compared to 58% during the second quarter of 2009;

•

We ended the third quarter of 2009 with cash on hand of $501,030, as compared to $23,393 on hand at June 30, 2009;

•

In September 2009, a relative of our Chief Financial Officer converted 25,000 shares of our Series B Preferred Stock into 1,695,754 shares of our common stock;

•

In September 2009, 2,200,000 shares of our Series A Preferred Stock were converted into 2,200,000 shares of our common stock of which (i) 950,000 shares were converted by a family member of our Chief Financial Officer and (ii) 1,250,000 shares were converted by a third party shareholder;

•

In September 2009, we converted the $500,000 outstanding principal balance on our media line of credit, along with all of the related accrued interest, into 5,834,306 shares of our common stock;

•

In September 2009, Barry Honig and GRQ purchased our Convertible Note payable and in October 2009, we paid $269,072 to Barry Honig and GRQ in satisfaction of the liability;

•

In October 2009, we paid $153,322 in satisfaction of our Notes Payable – Other, including all accrued interest;

•

We commenced operations in Germany;

•

We strengthened our Board of Directors by appointing Charles Pearlman, who has extensive securities and corporate law experience, and Grant Fitzwilliam, the Managing Director at 3c InSight, Inc., who has extensive business, financial and consulting experience; and

•

We strengthened our management team by hiring Gregory Couto to serve as our Vice President of Operations, who has extensive operational leadership experience at rapidly growing service companies and Michael Brachfeld to serve as our Vice President of Finance, who has extensive professional finance and accounting experience including public accounting as well as experience with both publicly traded and privately held companies.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that if incorrect could have a material adverse impact on our results of operations and financial condition. See Note 4 to our unaudited condensed consolidated financial statements for further discussion regarding our critical accounting policies and estimates.

Long Lived Assets

We carry long-lived assets at the lower of their carrying amount or their fair value. We periodically review the carrying values of our long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and record an impairment charge when considered necessary.

When circumstances indicate that an impairment may have occurred, we test such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment charge for each reporting unit.

We will continue to evaluate goodwill for impairment, at least annually. During the nine months ended September 30, 2009, we did not identify any indication of goodwill impairment.

Convertible Instruments

We review all of our convertible instruments for the existence of an embedded conversion feature which may require bifurcation, if certain criteria are met. These criteria include circumstances in which:

•

The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract,

•

The hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and

•

A separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to certain requirements (except for when the host instrument is deemed to be conventional).

A bifurcated derivative financial instrument may be required to be recorded at fair value and adjusted to market at each reporting period end date. In addition, we may be required to classify certain stock equivalents issued in connection with the underlying debt instrument as derivative liabilities.

For convertible instruments that we have determined should not be bifurcated from their host instruments, we record discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. Also when necessary, we record deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the financing transaction and the effective conversion price embedded in the preferred shares.

In addition, we review all of our convertible instruments for the existence of a beneficial conversion feature. Upon the determination that a beneficial conversion feature exists, the relative fair value of the beneficial conversion feature would be recorded as a discount from the face amount of the respective debt instrument and the discount would be amortized to interest expense over the life of the debt.

Finally, if necessary, we will determine the existence of liquidated damage provisions. Liquidated damage provisions are not marked to market, but evaluated based upon the probability that a related liability should be recorded.

Common Stock Purchase Warrants and Derivative Financial Instruments

We review any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and classify them on our balance sheet as:

•

Equity if they (i) require physical settlement or net-share settlement, or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or as

•

Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

We assess classification of our common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

We have no freestanding derivatives as of September 30, 2009.

Revenue Recognition

We generate revenue from the sale of precious metals, including gold, silver and platinum, and from the sale of diamonds and other precious stones. Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Precious Metals

We grade the quality of the precious metals purchased from the public and estimate the total quantity of pure gold, silver and platinum received. We then enter into forward contracts to lock in the current spot rate of each metal sufficient to cover the total quantity received in the current batch. After a holding period of at least 10 days to allow for returns, the precious metals are delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validates the quality of pure gold, silver, and platinum and remits payment to us based on the quantity of each precious metal at the spot rates locked in under the forward contracts. Revenue is recognized upon melting of the precious metals, and the validation of the quality and quantity of each precious metal by the Refinery.

No returns are accepted from the Refinery and upon delivery of the precious metals to the refiner, we have no further obligations.

Diamonds and Other Precious Stones

Diamonds and other precious stones are generally purchased from the public in connection with the purchase of precious metals. We value diamonds and other precious stones based on a variety of factors including size and quality and then resell them. To date, all diamonds and other precious stones have been sold to an affiliate of an officer of one of our wholly-owned subsidiaries. Revenue is recognized upon the acceptance of the diamonds and other precious stones by the purchaser.

Deferred Revenue

Upon our estimate of the total quantity of pure gold, silver, and platinum received and the completion of the forward contracts locking in the current spot rate for each precious metal, we are able to estimate the total value of the batch received. The Refinery advances to us, up to 80% of the value of the precious metals we have received, but not yet delivered. This amount is recorded as deferred revenue until the specific batch is melted and processed as described above, at which time, it is recorded as revenue.

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in selling, general and administrative expense in the unaudited interim condensed consolidated statement of operations.

Results of Operations

Although we incurred some expenses prior to the third quarter of 2008, they were administrative in nature and, on an overall basis, not material. We commenced operations on July 23, 2008 and generated revenue exclusively in the United States from that date through December 31, 2008. Based on the above, comparative results on a segment basis would not be meaningful. We have presented comparative results for our United States operations for the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008, and have presented results of operations by segment for the three and nine month periods ended September 30, 2009.

Results for the Three Months Ended September 30, 2009, Compared to the Three Months Ended September 30, 2008

The following table sets forth, for the period indicated, unaudited interim condensed consolidated statements of operations information for our United States operations.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Change in Dollars	Percentage Change
Revenue	$2,621,465	$735,024	$1,886,441	257%
Cost of Revenue	738,047	434,833	303,214	70%
Gross Profit	1,883,418	300,191	1,583,227	527%
Selling, General and Administrative	2,994,480	1,034,948	1,959,532	189%
Operating Loss	(1,111,062)	(734,757)	(376,305)	51%
Interest Income (Expense)	(159,793)	465	(160,258)	(34,464)%
Other Expense	(753,181)	—	(753,181)	—
Net Loss	$(2,024,036)	$(734,292)	$(1,289,749)	176%

Since 2008, we have increased the amount we have invested in television and Internet direct response advertising and marketing. The success of these campaigns has allowed us to increase our investments each month, ultimately resulting in revenue for the three months ended September 30, 2009 of $2,621,465, as compared with $735,024 for the same period in 2008. In addition, the increase in the value of an ounce of gold has increased the desire of the public to sell their excess gold and has increased our revenue per gram of gold received.

Our cost of revenue increased to $738,047 during the three months ended September 30, 2009, from $434,833 for the same period in 2008. A significant portion of this increase is proportional to the increase in revenue. We generally pay the Sellers a percentage of the market value of the gold we purchase from them, hence a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. The other components of our cost of revenue, such as other direct costs and expenses required to ship, secure, grade, log and process the metals and stones internally however, are not directly correlated to the price of gold. As a result, although these costs have increased, our gross margin on a percentage basis is higher for the third quarter of 2009 as compared with the same period in 2008 due to the increase in the value of an ounce of gold.

Selling, general and administrative expenses include marketing, advertising, professional fees for legal and accounting services as well as personnel costs for our back office support functions. Direct advertising and marketing expenses are expensed as incurred, but generally result in revenue being generated over the eight week period following the advertisement. Our selling, general and administrative expenses increased to $2,994,480 during the three months ended September 30, 2009, from $1,034,948 for the same period in 2008. The increase is primarily a result of significantly higher marketing and advertising expenses, as well as investments in our infrastructure and back office to support our expansion into new markets. In addition, our selling, general and administrative expenses increased as a result of our second quarter acquisition of MGE, which doubled our executive management and related expenses and our other additions to our senior management team.

Interest expense increased to $159,793 during the three months ended September 30, 2009, from interest income of $465 for the same period in 2008 primarily as a result of our financing agreements including our media line of credit, our Convertible Note Payable and our advances from the Refinery.

Other expense of $753,181 during the third quarter of 2009 was primarily attributable to a loss on the settlement of debt in the amount of $550,175 and a charge of $218,400 pertaining to penalty shares issued in connection with our February 2009 private placement.

Results for the Three Months Ended September 30, 2009

The following table sets forth, for the period indicated, unaudited interim condensed consolidated statements of operations information.

	For the Three Months Ended September 30, 2009
	United States	Canada	Europe	Consolidated
Revenue	$2,621,465	$1,630,938	$2,609,609	$6,862,012
Cost of Revenue	738,047	520,660	810,536	2,069,243
Gross Profit	1,883,418	1,110,278	1,799,073	4,792,769
Selling, General and Administrative	2,994,481	826,567	1,973,868	5,794,916
Operating Income (Loss)	(1,111,063)	283,711	(174,795)	(1,002,147)
Interest Expense	(159,793)	—	—	(159,793)
Other Expense	(753,181)	—	—	(753,181)
Net Income (Loss)	$(2,024,037)	$283,711	$(174,795)	$(1,915,121)

Results for the Nine Months Ended September 30, 2009

The following table sets forth, for the period indicated, unaudited interim condensed consolidated statements of operations information.

	For the Nine Months Ended September 30, 2009
	United States	Canada	Europe	Consolidated
Revenue	$4,599,457	$2,209,529	$2,502,603	$9,311,589
Cost of Revenue	1,544,590	848,053	787,035	3,179,678
Gross Profit	3,054,867	1,361,476	1,715,568	6,131,911
Selling, General and Administrative	6,696,303	1,215,103	2,013,245	9,924,651
Operating Income (Loss)	(3,641,436)	146,373	(297,677)	(3,792,740)
Interest Expense	(235,226)	—	—	(235,226)
Other Expense	(930,704)	—	—	(930,703)
Net Income (Loss)	$(4,807,366)	$146,373	$(297,677)	$(4,958,670)

We began generating revenue in Canada during the first quarter of 2009 and in Europe during the second quarter of 2009. In addition, we commenced operations in Germany during the third quarter of 2009, and have identified up to 18 additional foreign markets to be considered for future expansion. We believe that the higher levels of revenue attained during the three months ended September 30, 2009 is a result of the successful implementation of the first stages of our business plan. The success evidenced by the growth we experienced during the third quarter of 2009 has continued into the fourth quarter of 2009. Although there can be no assurance that the current trends will continue, we expect that revenue in the fourth quarter of 2009 may more than double over the third quarter and that continued implementation of our business plan will result in continued growth of our revenue.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, we incurred a net loss of $4,958,670 and used $1,973,336 cash to fund our operations. In addition, at September 30, 2009, we had a working capital deficit of $1,750,502 and an accumulated deficit of $8,175,614.

During the nine months ended September 30, 2009, our operating activities used net cash of $1,973,336, primarily as a result of our net loss of $4,958,670, partially offset by $1,698,636 of net non-cash charges including, but not limited to, a loss on the settlement of debt of $550,175, stock-based compensation of $498,626, depreciation and amortization of $290,867, and a penalty charge pertaining to our February 2009 private placement of $218,400. Also partially offsetting the net loss was the net change in our operating assets and liabilities of $1,286,698.

During the nine months ended September 30, 2009, our investing activities used net cash of $16,486, primarily to purchase fixed assets.

During the nine months ended September 30, 2009, our financing activities generated net cash of $1,667,642, primarily as a result of the sale of common stock, the sale of Series B Preferred stock and proceeds from a number of debt transactions including our media line of credit, and our convertible note payable, partially offset by principal payments to lower the outstanding balances on our media line of credit and Notes Payable - Other.

We utilize direct response advertising and marketing campaigns, including television, radio, print and Internet to solicit precious metals including gold, silver and platinum as well as diamonds and other precious stones from the public. These advertising and marketing campaigns are our most significant use of cash from operations. Payment policies for these campaigns vary by country and range from standard 30 days payment terms to prepayments of up to one-month prior to the advertisement running. Once the advertisements run, we receive requests for mail order kits from potential Sellers, which they fill with the items they wish to sell and send the kit to our processing facility. After payment to the Sellers and holding the precious metals and stones for a minimum period of time, we aggregate the precious metals and stones received at our local processing facilities and prepare them for sale to the Refinery. The Refinery advances us 80% of the estimated value of the precious metals and stones received each week, at an interest rate of 8% per annum. Upon physical receipt of the precious metals and stones, up to three weeks later, the Refinery evaluates them to ascertain the final definitive value. At that point, we settle with the Refinery and they send us the additional amounts due.

Mail order kits can be received back from the Sellers as long as eight weeks, or more, from the date of the advertisement. As such, we generally realize the cash benefits resulting from our advertisements in the two to ten weeks following the run date of an advertisement.

Historically, we have required cash from sources other than operations to fully fund our advertising and marketing efforts as well as to fund the balance of our operations, such as general and administrative costs. These sources of cash have included the sale of equity securities as well as debt and other financing transactions. Recently however, our operations have achieved a critical volume level that allows us to continue to invest, in a carefully controlled manner, in advertising and marketing while also providing the necessary cash to fund the balance of our operations. Our revenues for the third quarter of 2009 increased dramatically over the second quarter of 2009 and we had cash on hand of $575,877 at November 6, 2009. In addition to the cash on hand however, we expect to receive cash over the next ten weeks from advertisements for which cash has already been expended. Also, as discussed above, we have paid off our Convertible Note Payable and our Notes Payable – Other in October 2009.

We commenced operations in Germany during the third quarter of 2009, and have identified up to 18 additional foreign markets to be considered for future expansion. We believe that the higher level of revenue attained during the three months ended September 30, 2009 is a result of the successful implementation of the first stages of our business plan and that continued implementation will generate profitability and positive cash flows in the future. We also believe that our cash on hand, combined with the cash expected to be received from advertisements that have already run, will allow us to continue to invest in advertising campaigns and to fund our operations. In addition, we are currently investigating the possibility of raising additional funds through the issuance of debt and/or equity securities.

There can be no assurance however, that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future. In addition, there can be no assurance that efforts to raise additional funds through the issuance of debt and/or equity securities will be successful and that in the event additional sources of funds are needed to continue operations, that they will be available on acceptable terms, if at all.

Related Party Transactions

Refinery

On June 1, 2008, we entered into an agreement with Republic Metals Corporation, (the “Refinery”), whereby we agreed to sell all of our precious metals in the United States exclusively to the Refinery and the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them. The agreement is for an initial term of five years. As consideration for this agreement, we issued to the Refinery 3,187,143 fully vested and non-forfeitable shares of our common stock valued at $1,230,000. Of this amount, we ascribed $938,135 to prepaid refining services, which is being amortized into cost of revenue on a straight line basis over the term of the agreement, and we ascribed $291,865 to an intangible asset, representing the value of the non-compete agreement, which is being amortized into amortization expense on a straight line basis over the term of the agreement. In addition, an officer of the Refinery is a member of our Board of Directors.

Marketing Services

We purchase online marketing and lead generation services from a company in which our President is a 50% shareholder. Our pricing is calculated at a 10% markup to their cost, capped at $1.50 per lead. This markup is exclusively for the unrelated 50% shareholders. Our President does not share in any profits earned by this vendor for services rendered to us.

New Accounting Pronouncements

See Note 4 to our unaudited interim condensed consolidated financial statements included in this report for a discussion of recent accounting pronouncements.

Forward Looking Statements

The statements in this report relating to our beliefs and expectations regarding our revenue and growth, expectations regarding liquidity, belief that our continued implantation of our business plan will generate profitability and positive cash flows in the future and the belief that our cash on hand combined with the expected receipt of future cash flows will allow us to continue to invest in advertising campaigns and to fund our operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the impact of intense competition, the future prices of gold and other precious metals, the continuation or worsening of current economic conditions and the condition of the domestic and global credit and capital markets. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.

Controls and Procedures.

Not applicable to smaller reporting companies.

Item 4T.

Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Changes in Internal Controls Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

On September 28, 2009, the United States District Court for the Southern District of Florida approved a settlement agreement and dismissed pending litigation by Green Bullion Financial Services, LLC seeking monetary and injunctive relief from us. In conjunction with the Plaintiff, we have resolved all claims and have entered into mutual releases discharging each other from any liabilities arising from the litigation. In connection with the settlement agreement, we are permanently enjoined from using the Cash4Gold logo, mark or use of any domain name that incorporates the mark.

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

Name or Class of Investor	Date Sold	No. of Securities	Reason for Issuance
Private Placement Investor	May 6, 2009	375,000 shares of common stock and 375,000 five-year warrants to purchase shares of common stock exercisable at $0.40 per share	Financing
Consultants	July 8, 2009	8,814 shares of common stock	Consulting services
Private Placement Agent	July 15, 2009	250,000 shares of common stock	Compensation for services
Consultant	July 24, 2009	45,000 shares of common stock	Accounting services
Employees	July 24, 2009	1,450,000 shares of common stock	Compensation
Consultant	August 12, 2009	30,000 shares of common stock	Accounting services
Private Placement Investor	August 18, 2009	1,333,336 shares of common stock and 1,333,336 warrants to purchase shares of common stock exercisable at $0.30 per share	Financing
Service Provider	September 30, 2009	333,333 shares of common stock and 333,333 warrants to purchase shares of common stock exercisable at $0.30	Accounts payable
Private Placement Investor	September 30, 2009	125,000 shares of common stock and 125,000 five-year warrants to purchase shares of common stock exercisable at $0.30 per share	Repricing

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

No.	Description	Method of Filing
2.1	Share Exchange Agreement dated July 23, 2008*	Form 8-K filed July 29, 2008
2.2	MGE Share Exchange dated May 5, 2009*	Form 10-Q filed August 19, 2009
3.1	Amended and Restated Certificate of Incorporation	Form 10-Q filed November 19, 2008
3.2	Certificate of Correction to the Certificate of Incorporation	Form 10-Q filed May 20, 2009
3.3	Certificate of Amendment to the Certificate of Incorporation	Form 10-Q filed August 19, 2009
3.4	Certificate of Designation – Series A Preferred Stock	Form 10-K filed April 15, 2009
3.5	Certificate of Correction to the Certificate of Designation – Series A Preferred Stock	Form 10-Q filed on August 19, 2009
3.6	Certificate of Designation – Series B Preferred Stock	Form 10-Q filed May 20, 2009
3.7	Amended and Restated Bylaws	Form 10-Q filed May 20, 2009
10.1	Conversion Agreement	Filed with this Form 10-Q
10.2	Amendment to the Conversion Agreement	Filed with this Form 10-Q
10.3	Letter Agreement with LeadCreations.com LLC	Filed with this Form 10-Q
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this Form 10-Q
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this Form 10-Q
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)	Furnished herewith

*The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

(i)

the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;

(ii)

the agreement may have different standards of materiality than standards of materiality under applicable securities laws;

(iii)

the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;

(iv)

facts may have changed since the date of the agreements; and

(v)

only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

Notwithstanding the above, any information contained in a schedule that would cause a reasonable investor (or that a reasonable investor would consider important in making a decision) to buy or sell our common stock has been included. We have been further advised by our counsel that in all instances the standard of materiality under the federal securities laws will determine whether or not information has been omitted; in other words, any information that is not material under the federal securities laws may be omitted. Furthermore, information which may have a different standard of materiality will nonetheless be disclosed if material under the federal securities laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEY4GOLD HOLDINGS, INC

November 13, 2009	/s/ DOUGLAS FEIRSTEIN
Douglas Feirstein
Chief Executive Officer (Principal Executive Officer)

November 13, 2009	/s/ DANIEL BRAUSER
Daniel Brauser
Chief Financial Officer (Principal Financial Officer)