Form 10-K
period 2009-12-31
MONEY4GOLD HOLDINGS INC
filed 2010-03-31
CIK 1271075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Money4Gold Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-50494	98-0412432
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

200 East Broward Blvd., Suite 1200
Ft. Lauderdale, FL 33301
(Address of Principal Executive Office) (Zip Code)

(954) 915-1550
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $29,962,963.

The number of shares outstanding of the registrant’s classes of common stock, as of March 25, 2010 was 186,328,004 shares.

INDEX

i

PART I

Item 1.	Business.

Overview

Money4Gold Holdings, Inc. (“Money4Gold” or the “Company”) is an emerging global leader in direct-from-consumer, reverse logistics, currently specializing in the procurement and aggregation of precious metals to be recycled.  We utilize consumer oriented advertising efforts to solicit individuals interested in liquidating unwanted items.  Through our global platform, we facilitate an end-to-end consumer solution, from acquisition through liquidation. We have a low cost, highly scalable and flexible business model that allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors.

Our focus is on providing a fast, secure and convenient service that enables the public to discretely sell their precious metals from the comfort and security of their home or office.  Our relationship with Republic Metals Corporation (the “Refinery”), allows us to secure current market prices for all of the precious metals we purchase on a daily basis. We are currently exploring additional future expansion plans that include the possible introduction of similar reverse logistics services for products other than precious metals, as well as entry into new foreign markets.  We have identified several products and up to 18 additional foreign markets to be considered for future expansion.

Our corporate headquarters are located at 200 East Broward Blvd., Suite 1200 in Ft. Lauderdale, Florida. Our phone number is (954) 915-1550 and our corporate website can be found at www.money4gold.com.

Corporate History and Acquisitions

We were incorporated in Delaware on November 18, 2003. On July 23, 2008, we acquired Money4Gold, Inc., an early stage precious metals company, and changed our name to Money4Gold Holdings, Inc.  On May 7, 2009, we acquired MGE Enterprises Corporation, a Wyoming corporation (“MGE”) operating in the United States under the names mygoldenvelope.com and sobredeoro.com. MGE brought extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales. MGE’s ability to reach a broader number of consumers through their experience in multi-language television advertising, direct response, and retail distribution and sales greatly accelerated our growth and increased our depth of management experience.

Industry and Competition

The industry for individuals and businesses seeking to extract value from items, such as jewelry, has changed dramatically over the past several years.  Historically, liquidation options were limited to pawn shops, garage sales, newspaper and advertisements. With the continued penetration of the Internet, additional avenues such as eBay Inc. and Craigslist have become viable options as well.  Although there may be benefits to utilizing one of these options, often they can be time consuming, labor intensive, involve safety risks or a lack of privacy.  We believe that our service overcomes all of these drawbacks.

There are several companies that have an approach similar to ours, including Green Bullion Financial Services, LLC (www.Cash4Gold.com), BGC Management, Inc. (Brokengold.com), Lippincott, LLC (goldkit.com), and Postal Gold. We believe that the remainder of the market is highly fragmented and that the majority of the remaining competitors are small pawn shops and jewelry stores that do not view this service as a primary component of their businesses.

The combination of the global economic downturn and the recent increases in precious metal prices have led to a dramatic increase in the number of people wanting to cash in their gold and other precious metal items.  Although this has contributed to the revenue growth the industry has experienced recently, it has also resulted in an increase in the number of competitors in the marketplace.  Some of these competitors operate without regard to legal requirements or to the overall reputation of the industry by disposing of their customer’s items prior to the prescribed holding periods and by offering extremely low purchase prices for the items to be sold. As a result of these incidents, the media has portrayed the overall industry in a negative light.  This has resulted in additional customer scrutiny, increased governmental regulations, and has applied pressure on purchase costs.

Marketing

We utilize direct response advertising and marketing campaigns, including television, radio, print and the Internet to solicit precious metals from the public.  The methods of advertising used and the level of advertising investment varies by market as well as by a variety of factors that influence the effectiveness of direct response advertising such as time of year, local or global televised events, etc.  Television and radio advertisements can be targeted toward specific demographics based on the type of show and time of day.  Internet marketing targets various demographics by advertising on publisher websites, most commonly with banners and contextual banners, focused on generating potential customers by driving traffic to our websites.  During 2008 and the first part of 2009, the majority of our marketing efforts were focused on the Internet. Since the acquisition of MGE in May 2009, as discussed below, we have focused a significantly greater portion of our advertising and marketing campaigns on television.

Process

Individuals responding to our advertisements (the “Sellers”) contact us through one of our inbound call-centers located around the world, or through our various websites, where we collect basic information that is used to deliver our mail-order kit to them. This kit includes a welcome letter, a Ziploc pouch, a tear free prepaid shipping envelope and a form on which the customer provides their contact information as well as a record of the items being sent.  Upon receipt, the Sellers fill the kit with the items they wish to sell and send the kit to our processing facility located in their home market. Each mail-order kit may be tracked via our website and upon its arrival the materials are assessed. We immediately value the items received based on a variety of factors including metal type, purity and weight, and issue payment to the Seller. Our local processing facilities then aggregate the materials received from the Sellers and prepare them for sale to the Refinery.

The vast majority of our sales are made to the Refinery under a five-year contract entered into during June 2008. The Refinery holds a significant number of shares of our common stock and one of its officers is a member of our Board. They are one of the largest and fastest growing precious metal refiners in the United States. Their knowledge, experience and technical expertise, coupled with a state-of-the art refining facility, allows them to control their costs and maximize their pricing on purchases.  These low costs are passed on to us, which, when coupled with current day spot market purchase prices, help to provide us with a competitive advantage in the marketplace.

Government Regulation

Because of the nature of our business, we are subject to the Federal Trade Commission’s unfair trade practice rules and various state laws designed to protect consumers including “little” unfair trade practice laws, as well as similar laws and regulations in the other markets in which we operate. As we continue to expand globally, we will be subject to the laws of each country where we operate.

In addition to general business requirements, some of these laws dictate licensing and/or procedural requirements to operate as well as prescribing mandatory holding periods after acquisition of items before they can be resold and/or liquidated.  We have adapted our processes and procedures to comply with these requirements.  Florida regulates “mail-in dealers” which is defined in the statute.  Our operations are run through a wholly-owned subsidiary, which is registered in Florida to conduct business as a Secondhand Dealer.

As we expand globally, we are subject to the laws of each country where we operate.  Among other restrictions, our advertising is subject to prior approval in the United Kingdom.

Employees

As of March 25, 2010, we have 46 full-time employees and 9 part-time employees.  None of our employees is subject to a collective bargaining agreement.

Intellectual Property

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of our software documentation and other proprietary information.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 6,000 square feet for our corporate headquarters located at 200 East Broward Blvd., in Fort Lauderdale, Florida. In addition, we lease approximately 2,900 square feet in Miami, Florida, approximately 2,400 square feet in London, England, and approximately 1,000 square feet in Montreal, Canada for our aggregation facilities.

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. None of these facilities are critical to our operations because suitable alternatives are available in substantially all of the locations where we conduct business. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.

Item 3.	Legal Proceedings.

From time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “Bulletin Board”) under the symbol “MFGD.” The last reported sale price of our common stock as reported by the Bulletin Board on March 25, 2010 was $0.20 per share.   As of March 25, 2010, there were approximately 97 shareholders of record.  The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Stock Price
		High	Low
		($)	($)
2009	March 31	0.33	0.17
	June 30	0.31	0.15
	September 30	0.18	0.08
	December 31	0.18	0.10

2008	March 31	0.25	0.07
	June 30	0.68	0.03
	September 30	1.65	0.30
	December 31	0.89	0.22

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission (“SEC”), we have sold securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

Name of Class	Date Sold	No. of Securities	Reason for Issuance
Investor	June 11, 2009	66,667 shares of common stock and 66,667 three-year warrants exercisable at $0.30 per share	Private placement
Investors	October 7, 2009 & October 20, 2009	8,500,000 shares of common stock	Conversion of Series A Preferred Stock
Investors	October 7, 2009	5,311,673 shares of common stock	Penalty shares
Consultant	October 1, 2009	5,000,000 three-year warrants exercisable at $0.18 per share	Consulting services
Employees	December 22, 2009	10,977,991 five-year stock options exercisable at $0.27 per share	Compensation
Consultants	December 30, 2009	650,000 shares of common stock	Consulting services

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Money4Gold Holdings, Inc. utilizes direct response advertising and marketing campaigns, including television, radio, print and the Internet to solicit precious metals including gold, silver and platinum as well as diamonds from the public.

Recent Developments

Acquisition of MGE

On May 7, 2009, we closed a Share Exchange Agreement with the shareholders of MGE pursuant to which we acquired 100% of the shares of MGE in exchange for 74,876,432 shares of our common stock. MGE operated in the United States under the names mygoldenvelope.com and sobredeoro.com using a business model similar to ours. In addition, their management provided us with extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales. MGE’s ability to reach a broader number of consumers through their experience in multi-language television advertising, direct response, and retail distribution and sales greatly accelerated our growth and increased our depth of management experience.

Expansion Plans

Our international operations were initiated by launching direct response advertising and marketing campaigns in Canada in late 2008 and then in the United Kingdom in early 2009. During 2009 we experienced rapid growth in these markets and, as a result, continued expanding by commencing operations in several European countries during the second part of 2009 and the first quarter of 2010.  We believe that the revenue growth we have experienced recently is a result of the successful implementation of the first stages of our business plan.  In addition, as discussed in the Liquidity section below, we are currently exploring additional future expansion plans that include the possible introduction of similar reverse logistics services for products other than precious metals, as well as entry into new foreign markets.  We have identified several products and up to 18 additional foreign markets to be considered for future expansion.

 Other Highlights

•
We experienced sequential quarterly revenue growth in each quarter of 2009 by achieving revenue of $1.2 million, $1.5 million, $6.7 million and $19.7 million in the first, second, third and fourth quarters of 2009, respectively;

•	Our gross margin grew consistently through 2009 to 64% for the full year 2009, as compared to 43% for the full year 2008;

•
In May 2009, we obtained a line of credit of up to $300,000 to be used to finance our media and advertising because most of our vendors require payment in advance.  In July 2009, the total amount available under the line of credit was increased to $500,000. In September 2009, we converted the $500,000 outstanding principal balance on our media line of credit, along with all of the related accrued interest, into 5,834,306 shares of our common stock;

•	In March 2009, we issued a $250,000 convertible note which we used for working capital. In September 2009, we paid $269,072 to the convertible note holder in full satisfaction of the liability;

•
In connection with the acquisition of MGE, we assumed certain notes totaling $194,785 at the time of the acquisition. In October 2009, we paid $153,322 in full satisfaction of these obligations, including all accrued interest;

•
We strengthened our Board of Directors by appointing Charles Pearlman, who has extensive securities and corporate law experience, and Grant Fitzwilliam, the Managing Director at 3c InSight, Inc., who has extensive business, financial and consulting experience; and

•
In addition to MGE’s management, we strengthened our management team by hiring Gregory Couto to serve as our Vice President of Operations, who has extensive operational leadership experience at rapidly growing service companies; Michael Brachfeld to serve as our Vice President of Finance, who has extensive professional finance and accounting experience including public accounting as well as experience with both publicly traded and privately held companies; and Michael Moran to serve as our Vice President of Corporate Development, who has extensive experience with corporate development, team building and transformation.

New Accounting Pronouncements

Please see Note 3 to the accompanying Consolidated Financial Statements contained in this report for a discussion of new accounting pronouncements.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that if incorrect could have a material adverse impact on our results of operations and financial condition. See Note 4 to our Consolidated Financial Statements for further discussion regarding our critical accounting policies and estimates.

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

Precious Metals

We grade the quality of the precious metals purchased from the public and estimate the total quantity of pure gold, silver and platinum received. We then lock in the current spot rate of each metal sufficient to cover the total quantity received in the current batch with the Refinery. After a holding period of at least 10 days to allow for returns, the precious metals are delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validates the quality of pure gold, silver, and platinum and remits payment to us based on the quantity of each precious metal at the agreed upon spot rates, as described above. Revenue is recognized upon melting of the precious metals and the validation of the quality and quantity of each precious metal by the Refinery.

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

Deferred Revenue

Upon our estimate of the total quantity of pure gold, silver, and platinum received and the locking in of the current spot rate for each precious metal, we are able to estimate the total value of the batch received. The Refinery advances to us, up to 80% of the value of the precious metals we have received, but not yet delivered. This amount is recorded as deferred revenue until the specific batch is melted and processed as described above, at which time, it is recorded as revenue.

Results of Operations

We currently generate revenue exclusively from the sale of precious metals, including gold, silver and platinum, and from the sale of diamonds.  Our operations in each of our markets exhibit similar financial performance metrics and have similar economic characteristics.  As such, we have aggregated our operations around the world into a single operating segment.

We commenced operations on July 23, 2008 and generated revenue exclusively in the United States from that date through December 31, 2008.  Prior to July 23, 2008, we were in the development stage and did not have material assets or activities however, on February 14, 2008, we began to incur start up expenses.  In addition, we acquired MGE on May 7, 2009 using the purchase method of accounting.  As such, the results of operations for MGE are only included in our consolidated results of operations from that date onward.

The pro forma results of operations as if the acquisition of MGE had occurred as of January 1, 2008 can be found in Note 5 to the Consolidated Financial Statements found elsewhere in this report, however the comparison of the pro forma results are not meaningfully different than the comparison of the actual results as presented below.

Comparison of the Year Ended December 31, 2009 to the Period from February 14, 2008 (Inception) to December 31, 2008

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	Year Ended December 31, 2009	For the Period from February 14, 2008 (Inception) to December 31, 2008	Change (Dollars)	Change (Percentage)
Revenue	$28,998,982	$1,561,444	$27,437,538	1,757%
Cost of Revenue	10,558,198	862,582	9,695,616	1,124%
Gross Profit	18,440,784	698,862	17,741,922	2,539%
Sales and Marketing	16,267,244	1,428,591	14,838,653	1,039%
General and Administrative	4,980,303	2,443,634	2,536,669	104%
Depreciation and Amortization	70,163	38,884	31,279	80%
Operating Loss	(2,876,926)	(3,212,247)	335,321	(10)%
Interest Income (Expense), net	(236,181)	2,639	(238,820)	(9,050)%
Other Expense	(942,022)	-	(942,022)	100%
Net Loss	$(4,055,129)	$(3,209,608)	$845,521	26%

Our revenues are largely dependent on the frequency and effectiveness of our direct response advertising and marketing campaigns.  As such, advertising and marketing expenditures represent our most significant costs, amounting to 56% and 91% of revenue for the year ended December 31, 2009 and the period from February 14, 2008 (Inception) to December 31, 2008, respectively.  We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness primarily based on a projected return (measured as dollars of revenue) on the cost of the advertisement, referred to as a Media Efficiency Rate (“MER”).  There are a variety of factors that impact the MER including:

1.	The number of leads generated from an advertisement,

2.	The rate at which those leads convert into actual packs submitted by the Sellers, and

3.	The average revenue generated from the packs received.

Each of these factors, and hence our MERs, vary by market and by the particular advertising method utilized within each market.

The 1,757% increase in revenue in 2009, as compared to 2008 was driven by a 1,039% increase in the volume of advertising in 2009, as well as an increase in the overall effectiveness of those advertisements, as evidenced by the faster rate of growth in revenue as compared to advertising.  The experience brought by the MGE management team and a highly skilled marketing team hired in 2009 enabled us to identify and capitalize on opportunities to increase our MERs in our various markets in 2009 as compared with 2008.  In addition, during 2009, we entered into several new foreign markets, where less competition allows for higher MERs.  In each market, we were able to increase the number of leads generated by a single advertisement and/or increase the conversion rate of the leads into packs received back from Sellers either through better time slot placement or via more effective advertising content.  Also contributing to the higher revenue was the increase in the value of an ounce of gold, which has increased the desire of the public to sell their excess gold and has increased our revenue per ounce of gold received.

Direct advertising and marketing costs are expensed as incurred, but generally result in revenue being generated over the eight to twelve week period following the airing of the advertisement.  As a result, advertising and marketing investments made during the latter part of a financial period tend to have a disproportionately negative impact on profitability within that period and a disproportionately favorable impact on profitability in future periods.  This impact is generally difficult to measure as the future revenues are generated over extended periods of time and are contingent upon a variety of factors, including factors beyond our control.

Cost of revenue increased to $10,558,198 during the year ended December 31, 2009, from $862,582 for the period from February 14, 2008 (Inception) to December 31, 2008. A significant portion of this increase is proportional to the increase in our revenue. We generally pay the Sellers a percentage of the market value of the gold we purchase from them.  Therefore a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. The other components of our cost of revenue, such as the direct costs and expenses required to ship, secure, grade, log and process the metals and stones internally are not directly correlated to the price of gold and other precious metals. As a result, although these costs have increased, our gross margin on a percentage basis is higher for the year ended December 31 2009 as compared with the period from February 14, 2008 (Inception) to December 31, 2008 due to the increase in the value of an ounce of gold and other precious metals.

General and administrative expenses include professional fees for legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses increased to $4,980,303 during the year ended December 31, 2009, from $2,443,634 for the period from February 14, 2008 (Inception) to December 31, 2008. The increase is primarily a result of investments in our infrastructure to support our expansion into new markets. In addition, in 2009 we incurred depreciation expense on the assets acquired to support the infrastructure investments.

Interest expense, net of interest income, increased to $236,181 during the year ended December 31, 2009, from interest income of $2,639 for the period from February 14, 2008 (Inception) to December 31, 2008 primarily as a result of our 2009 financing agreements including our media line of credit, our Convertible Note Payable and our advances from the Refinery.

Other expense, net of other income of $942,022 during the year ended December 31, 2009 was primarily attributable to a loss on the settlement of debt in the amount of $550,175 and a charge of $218,400 pertaining to penalty shares issued in connection with our February 2009 private placement.

Liquidity and Capital Resources

During the year ended December 31, 2009, we incurred a net loss of $4,055,129 (including $2,562,154 of non-cash charges) and used $1,922,555 cash to fund our operations. In addition, at December 31, 2009, we had a working capital deficit of $204,004 and an accumulated deficit of $7,272,073.

During the year ended December 31, 2009, our investing activities used net cash of $82,994, primarily to purchase fixed assets.

During the year ended December 31, 2009, our financing activities generated net cash of $1,555,661, primarily as a result of the sale of common stock, the sale of Series B Preferred stock and proceeds from a number of debt transactions including our media line of credit, and our convertible note payable, partially offset by principal payments to lower the outstanding balances on our media line of credit and Notes Payable - Other.

As discussed above, we utilize direct response advertising and marketing campaigns, including television, radio, print and Internet to solicit precious metals including gold, silver and platinum as well as diamonds from the public. These advertising and marketing campaigns are our most significant use of cash from operations. Payment policies for these campaigns vary by country and range from standard 30 days payment terms to prepayments of up to one-month prior to the advertisement running. Once the advertisements run, we receive requests for mail order kits from potential Sellers, which they fill with the items they wish to sell and send the kit to our processing facility. After payment to the Sellers and holding the precious metals for a minimum period of time, we aggregate the precious metals received at our local processing facilities and prepare them for sale to the Refinery. The Refinery advances us 80% of the estimated value of the precious metals received each week, at an interest rate of 8% per annum. Upon physical receipt of the precious metals, up to three weeks later, the Refinery evaluates them to ascertain the final definitive value. At that point, we settle with the Refinery and they send us the additional amounts due.

Mail order kits are generally received back from the Sellers over an eight to twelve week period following the date of the advertisement. As such, we generally realize the cash benefits resulting from our advertisements in the two to fourteen weeks following the date on which an advertisement runs.

Our international operations were initiated by launching direct response advertising and marketing campaigns in Canada in late 2008 and then in the United Kingdom in early 2009.  During 2009 we have experienced rapid growth in these markets and, as a result, continued expanding by commencing operations in several other European countries during the second half of 2009 and the first quarter of 2010. Our revenues for the third and fourth quarter of 2009 increased dramatically over the respective prior quarters and the fourth quarter of 2009 was profitable.  Because of our growth and limited size in the fourth quarter of 2008, we do not have a consistent period to determine if our business is seasonal.  We anticipate that our first quarter 2010 revenue will be somewhat lower than the fourth quarter 2009, in part as a result of the holiday season in December 2009, during which time our advertising and marketing campaigns appear to be less effective. Additionally, we hired a new media advisor for Europe and, during the first quarter of 2010, aired the advertisements they produced.  These advertisements were substantially less effective than campaigns we had run previously.  As such, we quickly reverted back to our prior campaigns and terminated the media advisor. This appears to have resulted in lower revenues in the first quarter of 2010. Since January our revenues have begun to increase again, so it appears that, other than seasonality, we have solved the problem and returned to revenue growth. However, we will incur a net loss during the first quarter of 2010 as a result of the lower revenues combined with higher advertising investments and infrastructure costs.

  We are currently exploring additional future expansion plans that include the possible introduction of similar reverse logistics services for products other than precious metals, as well as entry into new foreign markets.  We have identified several products and up to 18 additional foreign markets to be considered for future expansion.

There can be no assurance that we will continue to be successful with the execution of the first stages of our business plan, nor can there be assurance that continued implementation of our existing plans will generate profitability and positive cash flows in the future.  In addition, our additional expansion plans into similar reverse logistics services for products other than precious metals and the entry into new foreign markets could require substantial amounts of capital beyond our current capabilities.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities, including preferred stock, common stock and various debt financing transactions. We believe that the higher level of revenue attained during the third and fourth quarters of 2009 is a result of the successful implementation of the first stages of our business plan and that continued implementation will generate steadily improving results and cash flows in the future. In addition, we are currently attempting to raise additional funds through the issuance of debt and/or equity securities.

Management believes that our cash balance on March 25, 2010 of approximately $1.0 million, current level of working capital, anticipated cash that will be received from revenue generated from advertisements that have already aired, and additional funds through the issuance of debt and/or equity securities will be sufficient to sustain operations through at least December 31, 2010. On March 31, 2010, we closed on a private placement transaction whereby we raised $1,118,333 from the sale of 5,591,665 shares of our common stock at $0.20 per share. Of this amount, we have received $668,333 as of March 31, 2010 and the balance is expected to be received in full by April 9, 2010. Included in this private placement was an investment of $50,000 by Doug Feirstein, our Chief Executive Officer and an investment of $25,000 from Michael Moran, our Vice President of Corporate Development.  In addition, as part of this offering, Todd Oretsky, our former Chief Operating Officer, sold a number of shares equal to the number of shares sold by us at $0.10 per share.

In connection with this private placement transaction, we are required to file a registration statement with the SEC within 45 days of closing, or liquidated damages will be assessed.  Liquidated damages are payable at our option in cash or in shares of our common stock at fair market value and are calculated as 1% of the total amount invested for each 30 day period, beginning after the 45 day requirement, for which the shares remain unregistered, up to a maximum of six months.

There can be no assurance that the plans and actions proposed by management will be successful, that we will continue to generate revenue from advertisements that have already aired, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that our efforts to raise additional funds through the issuance of debt and/or equity securities will be successful or that in the event additional sources of funds are needed to continue operations, that they will be available on acceptable terms, if at all.

Related Party Transactions

Refinery

On June 1, 2008, we entered into an agreement with Refinery, whereby we agreed to sell all of our precious metals in the United States exclusively to the Refinery and the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them. The agreement is for an initial term of five years. As consideration for this agreement, the Refinery received 10,000,000 fully vested shares of our common stock valued at $1,230,000. Of this amount, we ascribed $938,135 to prepaid refining services, which is being amortized into cost of revenue on a straight line basis over the term of the agreement, and we ascribed $291,865 to an intangible asset, representing the value of the non-compete agreement, which is being amortized into cost of revenue on a straight line basis over the term of the agreement. In addition, we lease space for our United States processing center on a month-to-month basis from the Refinery. An officer of the Refinery is a member of our Board of Directors.

Marketing Services

We purchase online marketing and lead generation services from a company in which our President is a 50% shareholder. Our pricing is calculated at a 10% markup to their cost, capped at $1.50 per lead. This markup is exclusively for the unrelated 50% shareholders. Our President does not share in any profits earned by this vendor for services rendered to us.

Forward Looking Statements

The statements in this report relating to our future expansion plans, profitability and liquidity, anticipated capital expenditures, cash expected to be received from advertisements that have already run and similar statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the risk factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the risk factors below and our filings with the SEC.

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

We commenced our current operations in July 2008. Since we have a limited operating history and completed a significant acquisition in May 2009, we cannot assure you that our business will be profitable.  Early stage companies often are unsuccessful and encounter unanticipated expenses and difficulties, investors should consider this risk in determining whether to purchase or sell our common stock.

Because we had a working capital deficit and are growing rapidly, we may encounter significant problems if we do not have sufficient working capital.

We are growing rapidly and our revenue for the quarter ending December 31, 2009 exceeded our revenue for the first nine months of 2009.  This growth has been fueled in part by our marketing costs which have increased significantly.  If we do not generate more revenue than we spend, we will face working capital limitations.  At December 31, 2009, we had a material working capital deficit. We anticipate that our first quarter 2010 revenue will be somewhat lower than the fourth quarter 2009, as a result of the holiday season in December 2009, during which time our advertising and marketing campaigns are less effective, and that we will incur a net loss during the first quarter of 2010 as a result of the lower revenues combined with higher advertising investments and infrastructure costs. Maintaining our level of advertising at a time when revenue does not grow results in pressure on working capital.  This working capital pressure may force us to reduce our advertising investments which, in turn, could result in lower revenue and lower profitability, or even losses from operations, in the future.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

The severe recession, freezing of the global credit markets and the decline in the stock market may adversely affect our ability to raise capital. Because we have not reported profitable operations to date on an annual basis or if future marketing efforts fail to generate substantial revenue, we may need to raise working capital. If adequate additional financing is not available on reasonable terms or at all, we may not be able to undertake expansion, we may have to reduce our marketing efforts and we will have to modify our business plans accordingly.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

An investment in Money4Gold may be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants.

We closed on a private placement of our common stock on March 31, 2010 whereby we sold 5,591,665 shares of our common stock. In order to raise additional capital to fund our strategic plan, we may in the future, issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors. Exercise or conversion of derivative securities which are issued in the future will dilute existing investors.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. Moreover, our international expansions with differing laws and cultures present additional management challenges. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, Doug Feirstein, our Chief Executive Officer, Hakan Koyuncu, our President, Daniel Brauser, our Chief Financial Officer, and Michael Brachfeld, our Chief Accoounting Officer are important to the management of our business and operations and the development of our strategic direction.  The loss of the services of any of these officers and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Because the future direction of our business is uncertain, any diversification may not be successful.

Our management is considering a number of changes to our business to reduce our reliance on the price of gold and other precious metals.  As we implement this diversification policy, we may not be successful.  We may enter into a new business opportunity where we face heavy competition from larger and more well capitalized companies.  Additionally, we may not have a key advantage in implementing a new business opportunity like the advantage the Refinery has provided us with our current business. Any failure will result in losses, reduction of our working capital and a diversion of our managements’ time and attention.  If these future diversification efforts are not successful, our future stock price is likely to fall.

If the future price gold is substantially lower than current levels, customers would be less likely to recycle their jewelry which could adversely affect our business.

Our ability to obtain additional and continuing funding and our profitability will be significantly affected by changes in the market price of gold. Gold prices are at or near record highs but historically fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include:

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

The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and limit our profitability. If the future price for gold is substantially lower than today’s market price, our business may suffer. Additionally, like any market, there may be a point where consumers have recycled much or most or all of their gold and precious metals.  This will result in a reduction of the demand for our services.

If the U.S. and global economies improve, we may experience reduced revenue and our results of operations may be adversely affected.

The price of gold and other precious metals historically rises as economic conditions worsen or if investors fear conditions will deteriorate.  Gold and other prices are at or near their historical high prices. We expect that if the current economic recession continues, consumers will seek to recycle their gold, silver and other precious metals in order to raise cash.  Once the recession ends, our business may be adversely affected.

Because our executive offices and our Refinery are located in the South Florida area, in the event of a hurricane our operations could be adversely affected.

Because South Florida is in a hurricane sensitive area, we are susceptible to the risk of damage to the Refinery, which we believe provides us with a competitive advantage over our competitors. If damage caused to the Refinery were to cause it to be inoperable for any amount of time, we may need to enter into an agreement with another refiner. Presumably, any agreement would not contain the favorable terms that we presently have with the Refinery. We are not insured against any losses or expenses that may arise from a disruption to our business or to the business of the Refinery due to hurricanes.

If our customers choose to transact business directly with store-based competitors rather than with us, our profitability will be limited.

Sellers of precious metals may prefer to do business with local store-based competitors where there is a feeling of security and immediacy. This will result in us generating lower revenues. Specific factors that could prevent consumers from transacting business in response to our television or online advertisements  include:

•	concerns about transacting in precious metals items or jewelry without a physical storefront or face-to-face interaction with personnel;
•	the extra shipping time associated with Internet or mail orders;
•	pricing that does not meet consumer expectations
•	concerns about loss due to theft and mail, delayed or damaged shipments;
•	concerns about the security of online transactions and the privacy of personal information; or
•	the inconvenience associated with dealing with a remote purchaser.

Our future growth and profitability will depend in large part upon the effectiveness of our marketing and advertising expenditures.

Our future growth and profitability will depend in large part upon our media performance, including our ability to:

•	create greater awareness of our brand and our program;
•	identify the most effective and efficient level of spending in each market and specific media vehicle;
•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures; and
•	effectively manage marketing costs (including creative and media).

Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness. If our media performance is not effective, our future results of operations and financial condition will be adversely affected.

Because we face intense competition for business, our future results of operations and our future financial condition may be adversely affected.

We operate in an extremely competitive business. The procurement and aggregation of gold and other precious metals is dominated by Cash4Gold in the United States.  In addition, we face competition in foreign markets from Cash4Gold, who has recently begun to expand internationally, and multiple local market competitors. Our smaller size, shorter operating history and limited working capital may limit our advertising investment levels, our ability to expand successfully into new markets or effectively compete against these other companies. If we are not able to compete effectively, our future business will be adversely affected and our future results of operations and financial condition will be adversely affected.

If there is any disturbance in our relationship with the Refinery, it could affect our future operating results.

We rely heavily on our relationship with the Refinery. We believe that our relationship with the Refinery accelerates our cash collections timeframe and permits us to offer competitive pricing. If our relationship with the Refinery is harmed, diminished or interrupted in any way for any significant period of time, our business and results of operations would be substantially harmed. In particular, we may face longer cash collection times, higher expenses and/or a lower level of service.  This could lead to us being unable to pay top market rates to consumers, requiring longer leads times to process and value gold, etc. which could have an adverse impact on our business and results of operations.

Since our business is subject to the risk of theft or loss in transit, material theft or loss could hurt our reputation and affect our revenue.

We face the risk of theft from inventory or during shipment to the Refinery. We have taken steps to prevent such theft by implementing comprehensive surveillance and security measures and we maintain insurance to cover losses resulting from theft or loss. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

Our business is subject to a variety of U.S. and foreign laws, rules and regulations that could subject us to claims or otherwise harm our business.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations.  We are subject to a variety of laws in the U.S. and abroad that affect advertising, that are costly with which to comply, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies.  In some countries like the United Kingdom, regulatory bodies are required to pre-approve advertising spots and to investigate complaints from the public.  The failure to obtain approval and/or required revisions as a result of complaints has resulted, and can in the future result, in delays which may reduce our revenue, increase our expenses and adversely affect our profitability.  In addition, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad.  Claims can be brought under both U.S. and foreign law for defamation and other tort claims, unlawful activity, copyright and trademark infringement.

The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, the European Union and many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act.  We must comply with the Federal Trade Commission’s unfair trade practices rules and state consumer protection laws including “little” unfair trade practice rules. Additionally, Florida regulates secondhand dealers.  We have received a certificate of registration authorizing us to conduct business as a secondhand dealer in Florida.  Any failure on our part to comply with these laws, rules and regulations may subject us to additional liabilities.

Because we provide our services internationally and are subject to risks frequently associated with international operations, we may sustain large losses if we cannot deal with these risks.

Outside of the United States, we currently operate in Canada and several countries in Europe including but not limited to, the United Kingdom and Germany, and expect further expansion in 2010. If we are able to successfully develop international markets, we would be subject to a number of risks, including:

•	Changes in laws, rules or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;
•	Review of our advertising by regulators;
•	Laws which require that local citizens or residents own a majority of a business;
•	Difficulties in obtaining required export licenses;
•	Volatility in currency exchange rates;
•	Political and economic instability;
•	Payment terms different than those customarily offered in the U.S.;
•	Difficulties in managing representatives outside the U.S.;
•	Compensation limits on our senior executives; and
•	Potentially adverse tax consequences.

If we cannot manage these risks, we may sustain large losses.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

Our common stock trades on the Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to increase revenue in each succeeding quarter;
•	Our failure to achieve and maintain profitability;
•	Our failure to meet our revenue and earnings guidance;
•	The loss of Republic as a refiner;
•	Announcements of our results as we diversify our reverse logistics business;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	Adverse court ruling or regulatory action;
•	Our failure to meet financial analysts’ performance expectations;
•	Changes in earnings estimates and recommendations by financial analysts;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of a change in the direction of our business;
•	Our inability to manage our international operations;
•	Actual or anticipated variations in our quarterly or in our forecasted results of operations; or
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

The requirements of this Item can be found beginning on page F-1 found elsewhere in the report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Not applicable.

Item9A(T).	Controls and Procedures

Disclosure Controls

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file and submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the SEC.  Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Disclosure controls include components of internal control over financial reporting, which consist of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected. There are two vacancies on our Board.  The officers are elected by the Board.

Name	Age	Position

Douglas Feirstein	39	Chief Executive Officer and Director
Hakan Koyuncu	34	President and Vice Chairman of the Board
Daniel Brauser	29	Chief Financial Officer and Director
Michael Brachfeld	39	Chief Accounting Officer
Scott Frohman	42	Chairman of the Board
Grant Fitzwilliam	42	Director
Charles Pearlman	64	Director
Jason Rubin	27	Director

Biographies

Douglas Feirstein has served as our Chief Executive Officer and director since May 7, 2009 when we acquired MGE.  From March 2000 until 2004, Mr. Feirstein served as the President and Chief Executive Officer of LiveOps, Inc., a company he founded.  LiveOps, Inc. provides on demand call center technology, as well as virtual call center services, in both direct response and enterprise markets. In 2005, Mr. Feirstein founded and served as a manager of Pink Package, LLC, d/b/a My Gold Envelope a predecessor to MGE and since the date of MGE’s acquisition of My Gold Envelope, he had been an executive officer of MGE.  He currently serves as an advisor to LiveOps.  Prior to LiveOps, he was involved in developing call center operations and technologies for catalog and electronic retailing organizations. Mr. Feirstein was selected as a director for his proven track record of success and his extensive experience managing the growth of young companies from start-up through to maturity.  In addition, as a founder, Mr. Feirstein possesses a detailed understanding of the characteristics unique to our business model.

Hakan Koyuncu has served as our President since May 7, 2009 and previously served as our Chief Executive Officer from July 23, 2008 until May 7, 2009.  Mr. Koyuncu heads our European operations and is based in our United Kingdom office. He has served as a director since July 23, 2008. In 2004, Mr. Koyuncu co-founded Leadcreations, LLC and has been its Chief Executive Officer since 2003. Leadcreations is an Internet marketing and online lead generation company which provides services to us. In 2004, Mr. Koyuncu founded Unitel Telecom, one of Turkey's first independent telecommunications companies, which was acquired by another telecom company within two years. Mr. Koyuncu was selected as a director for his proven track record of success and his extensive experience managing the growth of young companies from start-up through to maturity.  In addition, as a founder, Mr. Koyuncu possesses a detailed understanding of the characteristics unique to our business model.

Daniel Brauser has served as our Chief Financial Officer and as a director since July 23, 2008. From July 23, 2008 through May 7, 2009, Mr. Brauser also served as our President and Chief Operating Officer.  From 2004 through November 2005, Mr. Brauser served as the interim Chief Financial Officer of Health Benefits Direct Corporation and from November 2005 until September 2007 he served as its Senior Vice President. Mr. Brauser was selected as a director for his proven track record of success and his extensive experience managing the growth of young companies from start-up through to maturity.  In addition, as a founder, Mr. Brauser possesses a detailed understanding of the characteristics unique to our business model.

Michael Brachfeld has served as our Vice President of Finance since September 21, 2009 and our Chief Accounting Officer since March 30, 2010.  From April 2007 to September 2009, Mr. Brachfeld was employed at eLandia Group, Inc., a provider of information technology products and services to small, medium-sized and large businesses as well as government entities, primarily in Latin America.  From October 2003 until April 2007, Mr. Brachfeld was the Corporate Controller of Affinity Internet, Inc., a web hosting and on-line services company. He is a Certified Public Accountant in Florida.

Scott Frohman has served as our Chairman of the Board since July 23, 2008. Since June 23, 2008, Mr. Frohman has been the Chairman of the Board and Chief Executive Officer of Options Media Group Holdings, Inc., an Internet based marketing and lead generation company. From February 2004 through December 2006, Mr. Frohman co-founded and served as the Chief Executive Officer and a director of Health Benefits Direct Corporation. Mr. Frohman was selected as a director for his general business management with specific experience in marketing driven companies.

Grant Fitzwilliam has served as our director since September 30, 2009.  Mr. Fitzwilliam is currently the President of 3c InSight, a software and consulting firm focused on providing operational excellence solutions for companies throughout the United States he co-founded in 2008.  From August 2005 until August 2007, Mr. Fitzwilliam served as Executive Vice President of Finance and Chief Financial Officer of The Hackett Group (NASDAQ: HCKT) a leading business and technology consulting firm and also served as a Managing Director leading Hackett’s national Oracle and Sarbanes Oxley business units.  Mr. Fitzwilliam was formerly an auditor with KPMG LLP and is a licensed CPA in Georgia.  Mr. Fitzwilliam was selected as a director for his accounting, financial and professional management experience.

Charles Pearlman has served as our director since September 23, 2009 and has extensive experience in the areas of corporate and securities law.  For more than 20 years he practiced as a partner with the firm of Atlas & Pearlman (which in 2001 was acquired by Adorno & Yoss).  Thereafter, he was a partner at Arnstein & Lehr (2006 to 2008), Roetzel & Andress (2008-2009) and Rothstein Rosenfeldt Adler (September 2009 - October 2009).  Since October 2009 Mr. Pearlman has been a member of Pearlman & Pearlman LLC which is of counsel to Quintairos, Prieto, Wood & Boyer, P.A.  He previously served as a trial attorney, and ultimately Chief Attorney with the Miami Branch Office for the Securities and Exchange Commission.  Mr. Pearlman is a member of the Huizenga School of Business and Entrepreneurship at Nova Southeastern University, Board of Governors.  Mr. Pearlman was selected as a director for his knowledge and experience regarding general, corporate and securities law as well as his experience advising growing companies.

Jason Rubin has served as a director since July 23, 2008.  Since 1993, Mr. Rubin has been employed in numerous capacities at the Refinery and is currently serving as its Vice President and General Counsel. Mr. Rubin’s father is the founder of the Refinery, one of the largest precious metal refineries in the United States. Mr. Rubin was selected as a director for his in depth knowledge and unique expertise specific to the precious metals industry.

 Key Employees

Gregory Couto has served as our Vice President of Operations since August 10, 2009.   From February 2007 to April 2008, Mr. Couto was the Chief Operating Officer of Health Access Solutions, LLC Consult A Doctor a consumer-directed healthcare service company.  From January 2001 to December 2006, Mr. Couto was the Executive Vice President of NationsHealth, Inc. a provider of diabetes supplies and other essential healthcare products.   Mr. Couto is 43 years old.

Michael Moran has served as our Vice President of Corporate Development since February 1, 2010.  From March 2008 to January 2010, Mr. Moran was employed at Ser-Mat Corporation, a manufacturing company serving the US commercial airline industry.  From January 2005 to February 2008, Mr. Moran held a variety of senior level positions at MGE prior to our acquisition of MGE.  Mr. Moran is 42 years old.

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of Money4Gold and its shareholders. The Board’s responsibilities include:

•	Establishing broad corporate policies and

•	Reviewing the overall performance of Money4Gold.

The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The Board and its Committees meet and act by written consent from time to time as appropriate. The Board has formed and appoints members to its: Audit and Compensation Committees. Committees regularly report on their activities and actions to the Board.  The Audit Committee and the Compensation Committee each have a written charter approved by the Board.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation

Scott Frohman	√	√	√
Hakan Koyuncu
Daniel Brauser
Douglas Feirstein
Grant Fitzwilliam	√	Chairman	√
Charles Pearlman	√	√	Chairman
Jason Rubin

Formed		October 20, 2008	October 30, 2009

Our Board has determined that Messrs. Fitzwilliam, Frohman, and Pearlman are independent under the NASDAQ Stock Market listing rules.

Audit Committee

The Audit Committee’s primary role is to review our accounting policies and any issues which may arise in the course of the audit of our financial statements.  The Audit Committee selects our independent registered public accounting firm, approves all audit and non-audit services, and reviews the independence of our independent registered public accounting firm.  The Audit Committee also reviews the audit and non-audit fees of the auditors.  Our Audit Committee is also responsible for certain corporate governance and legal compliance matters including internal and disclosure controls and compliance with the Sarbanes-Oxley Act of 2002.

Our Board has determined that Grant Fitzwilliam is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Independent - Audit Committee Standards

The Board has determined that Messrs. Frohman, Pearlman and Fitzwilliam are independent in accordance with the NASDAQ Stock Market independence standards for audit committees.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers.  The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering our 2008 Equity Incentive Plan (the “Plan”).

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Although there are many other factors, the Board seeks individuals with experience on public company boards as well as experience with public companies in general, legal and accounting skills, marketing expertise and international background.

Board Structure

The Board has determined that having an independent director serve as Chairman of the Board is in the best interest of shareholders at this time. This structure has been particularly useful given our relatively new Chief Executive Officer as the Board has considered significant changes in our strategic direction. The structure ensures a greater role for the independent directors in the oversight of Money4Gold and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Through our policies, our Code of Ethics and our Board committees’ review of financial and other risks, our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect Money4Gold, and how management addresses those risks.  Mr. Feirstein, a director and Chief Executive Officer, and Mr. Brauser, a director and our Chief Financial Officer, will work closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting Money4Gold are the lack of working capital and the inability to generate sufficient revenue so that we have positive cash flow from operations.  The Board focuses on these key risks and  interfaces with management on seeking solutions.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  We will provide a copy, without charge, to anyone that requests one in writing to Money4Gold Holdings, Inc., 200 E. Broward Boulevard, Suite 1200, Fort Lauderdale, Florida 33301, Attention: Mr. Daniel Brauser.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Money4Gold Holdings, Inc., 200 E. Broward Boulevard, Suite 1200, Fort Lauderdale, Florida 33301, Attention: Mr. Daniel Brauser., or by facsimile (954) 915-1525.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Form 5s were required, we believe that all filing requirements were complied with during 2009 except Douglas Feirstein filed a Form 4 one day after the date it was due.  The Form 4 contained only one transaction.

Item 11.	Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) serving at the end of the last fiscal year and the two other most highly compensated executive officers whose total compensation exceeded $100,000 in 2009.  We refer to these persons as the Named Executive Officers.  No executive officer received $100,000 during 2008.

2009 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Option Awards ($)(f)(1)(2)(3)	Total ($)(j)
Douglas Feirstein	2009	136,442	150,709	287,151
Chief Executive Officer	2008	-	-	-
Hakan Koyuncu	2009	213,942	150,709	364,651
President	2008	94,231	-	94,231
Daniel Brauser	2009	213,942	2,185,277	2,239,219
Chief Financial Officer	2008	94,231	-	94,231

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. These rules also require prior years amounts to be recalculated in accordance with the rule and therefore any number previously disclosed in our Form 10-K regarding compensation on this table or any other table may not reconcile.  These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)
Includes stock options to purchase 555,556 shares of our common stock at $0.27 per share.  These options vest each calendar quarter over four years beginning March 31, 2010.  These options were awarded outside of the Plan.

(3)
For Mr. Brauser, also includes options to purchase 7,500,000 shares of our common stock at $0.27 per share.  These options vest each calendar quarter over four years beginning March 31, 2010.  These options were awarded outside of the Plan.

Executive Employment Agreements

Douglas Feirstein Employment Agreement

Effective May 5, 2009, we entered into an employment agreement with Douglas Feirstein, our Chief Executive Officer. The current term of the agreement expires on May 5, 2012 and will be automatically renewed for additional one-year periods until either we or Mr. Feirstein gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term.

Hakan Koyuncu Employment Agreement

Effective July 23, 2008, we entered into an employment agreement with Hakan Koyuncu, our President.  On May 5, 2009, we amended the employment agreement extending the expiration date to May 5, 2012.  The term is automatically renewed for additional one-year periods until either we or Mr. Koyuncu gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term.

Daniel Brauser Employment Agreement

Effective July 23, 2008, we entered into an employment agreement with Daniel Brauser, our Chief Financial Officer.  On May 5, 2009, we amended the employment agreement extending the expiration date to May 5, 2012.  The term is automatically renewed for additional one-year periods until either we or Mr. Brauser gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term.

Amendments

On November 23, 2009, the Compensation Committee approved an amendment to the Employment Agreements for each of the above officers increasing each annual salary from $225,000 to $275,000 effective December 1, 2009 and $300,000 beginning June 1, 2010.

2009 Option Grants To Executive Officers

On December 22, 2009, we granted options to purchase 555,556 shares of our common stock to each of the above officers as a bonus for 2009.  Also, Mr. Brauser was granted 7,500,000 options in order to provide Mr. Brauser with an equity stake in line with the Chief Executive Officer and the then Chief Operating Officer.

Termination Provisions

The table below describes the severance payments that Messrs. Feirstein, Koyuncu and Brauser are entitled to in connection with a termination of their employment upon death, disability, without cause, for Good Reason and the non-renewal of their employment at our discretion:

	Douglas Feirstein	Hakan Koyuncu	Daniel Brauser
Death	Three Months Base Salary	Three Months Base Salary	Three Months Base Salary
Total Disability	18 Months Base Salary	18 Months Base Salary	18 Months Base Salary
Without Cause	18 Months Base Salary	18 Months Base Salary	18 Months Base Salary
Good Reason (1)	18 Months Base Salary	18 Months Base Salary	18 Months Base Salary
Non-Renewal By the Company	18 Months Base Salary	18 Months Base Salary	18 Months Base Salary

(1)
Good Reason is defined in their Employment Agreements to be the resignation by the officer due to the failure of Money4Gold to meet any of its obligations under the Employment Agreement or any other Agreement and the failure to cure such obligation within 30 days of notice of the breach.

On February 2 2010, Todd Oretsky resigned as our Chief Operating Officer.  Mr. Oretsky was receiving a base salary of $275,000 when he resigned.  His employment agreement provided for identical termination provisions as the executives above.  In connection with the termination of his employment, Mr. Oretsky is receiving a severance of $46,667 payable over three months. Also, Mr. Oretsky’s options to purchase 555,556 shares of our common stock immediately vested and will remain exercisable through February 1, 2011.  Mr. Oretsky, through an affiliate, is providing consulting services for a period of six months.  The affiliate is being paid $32,500 per month.  Additionally, Mr. Oretsky and the affiliate have entered into a covenant not-to-compete for a 21 month period and are receiving a total of $50,000 for such agreement, payable over three months.

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members.  Our non-employee directors receive automatic grants of stock options and restricted stock as compensation for their services as directors under our Plan as described below. The director may elect to receive stock options in lieu of their stock grant.

2009 Director Compensation Table
Name (a)	Stock Awards ($)(c)(1)	Option Awards ($)(d)(1)	Total ($)(j)
Grant Fitzwilliam (2)	$47,368	$45,391	$92,759
Scott Frohman (3)	$55,000	$51,432	$106,432
Neil McDermott (3)	$41,250	$38,574	$79,824
Charles Pearlman (2)	$47,368	$45,294	$92,662
Jason Rubin (3)	$-	$77,148	$77,148

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.
(2)	Represents an award issued under the Plan as an initial grant for appointment to the Board. These awards vest in annual installments over three years.
(3)	Represents an award issued under the Plan as an annual grant for Board or committee service. These awards vest one year from the date of grant.

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2009.

Outstanding Equity Awards At 2009 Fiscal Year-End

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b) (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Douglas Feirstein	0	555,556	0.27	12/22/2014
Hakan Koyuncu	0	555,556	0.27	12/22/2014
Daniel Brauser	0	8,055,556	0.27	12/22/2014

(1)	These options vest each calendar quarter over four years beginning March 31, 2010.

The following chart reflects the number of stock options we awarded in 2009 to our executive officers and directors.

Name	Number of Options	Exercise Price per Share	Expiration Date

Scott Frohman (1)	196,429	$0.28	7/1/2014
Jason Rubin (2)	294,643	$0.28	7/1/2014
Neil McDermott(3)	147,321	$0.28	7/1/2014
Charles Pearlman	263,158	$0.19	9/23/2014
Grant Fitzwilliam	263,158	$0.19	9/30/2014
Daniel Brauser	8,055,556	$0.27	12/22/2014
Michael Brachfeld	277,778	$0.27	12/22/2014
Todd Oretsky (4)	555,556	$0.27	12/22/2014
Hakan Koyuncu	555,556	$0.27	12/22/2014
Douglas Feirstein	555,556	$0.27	12/22/2014

(1)	Of these options 4,464 were relinquished as a result of no longer serving as Chairman of the Audit Committee.
(2)	Of these options, 27,686 were relinquished as a result of no longer serving as a member of the Audit Committee.
(3)	Resigned March 10, 2010.
(4)	Resigned February 2, 2010.

The following chart reflects the shares of common stock we awarded in 2009 to our directors as part of their annual grants under the Plan.

Name	Number of Shares

Scott Frohman(1)	196,429
Neil McDermott	147,321
Charles Pearlman	263,158
Grant Fitzwilliam	263,158

(1)	Of these options 4,464 were relinquished as a result of no longer serving as Chairman of the Audit Committee.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2009.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (1) (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	2,237,843	$0.31	2,592,091	(2)
Equity compensation plans not approved by security holders(3)	11,177,991	0.29
Total	13,415,834	$0.29	2,592,091

(1)	Consists of stock options.
(2)
On December 31, 2009, we were authorized to issue 8,000,000 shares under the Plan, which includes restricted stock and options. Because we have issued 3,170,066 shares of restricted stock, the number of securities available for grant has been reduced.  On March 10, 2010, the number of shares authorized under the Plan was increased to 27,000,000.

(3)	Includes 10,000,002 options granted to executive officers and directors with an exercise price of $0.28, vesting quarterly in equal increments over four years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2010 by (i) those persons known by us to be owners of more than 5% of our voting securities, (ii) each director, (iii) our Named Executive Officers and (iv) all executive officers and directors of Money4Gold as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)

Directors and Executive Officers:

Common Stock	Douglas Feirstein 200 E. Broward Blvd., Ste. 1200 Ft. Lauderdale, Florida 33301 (2)(3)(4)	59,821,430	31.2%
Common Stock	Hakan Koyuncu 200 E. Broward Blvd., Ste. 1200 Ft. Lauderdale, Florida 33301 (2)(3)(4)	59,821,430	31.2%
Common Stock	Daniel Brauser 200 E. Broward Blvd., Ste. 1200 Ft. Lauderdale, Florida 33301 (2)(3)(5)	60,692,959	31.5%
Common Stock	Grant Fitzwilliam 2856 NE 26th Street Ft. Lauderdale, Florida 33305 (3)(6)	290,936	*
Common Stock	Scott Frohman 123 NW 13th Street Suit 300 Boca Raton, Florida 33432 (3) (7)	3,261,617	1.7%
Common Stock	Charles Pearlman P.O Box 460266 Ft. Lauderdale, Florida 33346 (3) (6)	288,158	*
Common Stock	Jason Rubin 12900 NW 38th Avenue Miami, Florida 22054 (3) (8)	10,054,727	5.2%
Common Stock	All directors and executive officers as a group (8 persons)	75,213,396	38.9%

5% Shareholders:

Common Stock	Republic Metals Corporation 12900 NW 38th Avenue Miami, Florida 33054 (9)	10,000,000	5.2%
Common Stock	Michael Brauser 595 S. Federal Highway, Ste. 600 Boca Raton, Florida 33432 (10)	15,366,466	8.0%
Common Stock	Barry Honig 595 S. Federal Highway, Ste. 600 Boca Raton, Florida 33432	13,408,305	7.0%

Former Executive Officer and Director:

Common Stock	Todd Oretsky 200 E. Broward Blvd., Ste. 1200 Ft. Lauderdale, Florida 33301 (11)	60,342,264	31.4%

*	Less than 1%

(1)
Applicable percentages are based on 191,919,674 shares outstanding adjusted as required by rules of the SEC. Including shares sold in our March 2010 private placement. Assumes funds held in escrow and being transmitted will be released prior to April 9, 2010. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The shares of common stock beneficially owned by each of Messrs. Brauser, Feirstein, Koyuncu and Oretsky include all shares of common stock subject to a Stockholders Agreement which terminates when each member of the group beneficially owns less than 100,000 shares. Under the Stockholders Agreement, the group agreed to vote all of their shares of common stock together on any action as determined by a majority of the members of the group still owning 20,000 shares. The table includes shares of common stock and warrants exercisable into shares within 60 days. The shares, warrants and options individually owned by them are:

Mr. Brauser	9,633,335 572,917 Options
333,334 Warrants
Mr. Feirstein	26,408,003 34,722 Options
Mr. Koyuncu	14,800,001 34,722 Options
Mr. Oretsky	8,945,369
555,556 Options

(2)	An executive officer.
(3)	A director.
(4)	Includes 34,722 stock options exercisable within 60 days. Does not include 520,834 stock options which are not exercisable within 60 days.
(5)
Includes 333,334 shares of common stock issuable upon the exercise of warrants. Includes 572,917 stock options which are exercisable within 60 days. Does not include 7,552,084 stock options which are not exercisable within 60 days.

(6)	Does not include 290,936 stock options which are not exercisable within 60 days.
(7)	Includes 69,652 stock options which are exercisable within 60 days. Does not include 331,267 stock options which are not exercisable within 60 days.
(8)
Includes 10,000,000 shares held by Republic Metals Corporation, a corporation whereby Mr. Rubin’s father is the founder and controls. Mr. Rubin is Vice President and General Counsel of Republic. Also includes 54,727 stock options which are exercisable within 60 days, but does not include 377,310 stock options which are not exercisable within 60 days.

(9)	These are the same 10,000,000 shares beneficially owned by Jason Rubin.
(10)
Mr. Brauser is the father of Daniel Brauser, our Chief Financial Officer. Does not include shares held in a trust created by Mr. Brauser, of which one of his adult sons is the trustee and all of his four adult children including Daniel Brauser are the beneficiaries. Mr. Michael Brauser disclaims beneficial ownership of these securities, and this disclosure shall not be deemed an admission of beneficial ownership of these securities for Section 16 of the Securities Exchange Act of 1934 or for any other purposes.

(11)
Mr. Oretsky resigned as an executive officer and director on February 2, 2010. Mr. Oretsky’s shares are held by Jack Oretsky Holdings, LLC, a limited liability company in which Mr. Oretsky, to our knowledge, is the sole manager. Includes 555,556 stock options which are exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On June 1, 2008, we entered into an agreement with the Refinery, whereby we agreed to sell all of our precious metals in the United States exclusively to the Refinery and the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them. The agreement is for an initial term of five years. As consideration for this agreement, the Refinery received 10,000,000 fully vested shares of our common stock valued at $1,230,000.  Jason Rubin, an officer of the Refinery, is a member of our Board.

We purchase online marketing and lead generation services from a company in which Hakan Koyuncu, our President, is a 50% shareholder. Our pricing is calculated at a 10% markup to their cost, capped at $1.50 per lead. This markup is exclusively for the unrelated 50% shareholder. Mr. Koyuncu does not share in any profits earned by this vendor for services rendered to us.  In the fourth quarter 2009, we agreed to issue this lead generation company 333,334 shares of our common stock and 333,334 warrants exercisable at $0.30 per share.  These securities were issued to the lead generation company. Mr. Koyuncu has no voting power or financial interest in any securities of Money4Gold held by this lead generation company. As payment, the lead generation company cancelled $50,000 we owed it.  Other investors purchased our common stock and warrants contemporaneously at the same price per share and warrant.  Daniel Brauser, our Chief Financial Officer invested $50,000 in that same offering.

Item 14.	Principal Accounting Fees and Services.

Our Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Berman & Company, P.A. (“Berman”) as well as the fees charged for such services. In its review of non-audit service and its appointment of Berman the Company’s independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Berman were approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2009 and 2008.

	Berman	Berman
	2009	2008
Audit Fees (1)	$212,028	$58,236
Audit Related Fees (2)	$40,000	$—

(1)	These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	These fees relate to services performed in connection with our acquisition of MGE.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)
Financial Statements.  See Index to Consolidated Financial Statements, which appears on page F-1 hereof.  The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)
Financial Statements Schedules.  All schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or notes included in this report.

(3)	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Share Exchange Agreement dated July 23, 2008 **	8-K	7/29/08	2.1
2.2	Share Exchange Agreement dated May 5, 2009 **	10-Q	8/19/09	2.2
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.I
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital				Filed
3.6	Certificate of Correction	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.8	Amended and Restated Bylaws	10-Q	5/20/09	3.3
10.1	Agreement with Republic Metals Corporation	10-K	4/15/09	10.1
10.2	Services Agreement with LeadCreations.com, LLC	10-K	4/15/09	10.5
10.3	Letter Agreement with LeadCreations.com, LLC	10-Q	11/16/09	10.3
10.4	Employment Agreement with Douglas Feirstein *	10-Q	8/19/09	10.4
10.5	Amendment to Douglas Feirstein Employment Agreement dated December 1, 2009*				Filed
10.6	Employment Agreement with Daniel Brauser *	8-K	7/29/08	10.2
10.7	Amendment to Daniel Brauser Employment Agreement dated May 5, 2009*	10-Q	8/19/09	10.7
10.8	Amendment to Daniel Brauser Employment Agreement dated December 1, 2009*				Filed
10.9	Employment Agreement with Hakan Koyuncu *	8-K	7/29/08	10.1
10.10	Amendment to Hakan Koyuncu Employment Agreement dated May 5, 2009*	10-Q	8/19/09	10.6
10.11	Amendment to Hakan Koyuncu Employment Agreement dated December 1, 2009 *				Filed
10.12	Employment Agreement with Todd Oretsky *	10-Q	8/19/09	10.5
10.13	Amendment to Todd Oretsky Employment Agreement dated December 1, 2009 *				Filed
10.14	Oretsky Severance, Consulting and Release Agreement*				Filed
10.15	2008 Equity Incentive Plan*	10-Q	5/20/09	4.1
10.19	Stockholders Agreement	10-Q	8/19/09	10.3
10.20	Accounts Payable Credit Agreement – LeadCreations				Filed
21.1	List of Subsidiaries				Filed
31.1	Certification of Principal Financial Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

* Management compensatory plan or arrangement

**The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Money4Gold Holdings, Inc., 200 E. Broward Boulevard, Suite 1200, Fort Lauderdale, Florida, 33301 Attention: Mr. Daniel Brauser.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010
Money4Gold Holdings, Inc.

By:	/s/ Douglas Feirstein
Douglas Feirstein
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Brauser	Chief Financial Officer and Director	March 31, 2010
Daniel Brauser

/s/ Scott Frohman		March 31, 2010
Scott Frohman	Chairman of the Board

/s/ Grant Fitzwilliam		March 31, 2010
Grant Fitzwilliam	Director

/s/ Hakan Koyuncu		March 31, 2010
Hakan Koyuncu	Director

/s/ Charles Pearlman		March 31, 2010
Charles Pearlman	Director

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the year ended December 31, 2009 and for the period from February 14, 2008 (Inception) to December 31, 2008	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and for the period from February 14, 2008 (Inception) to December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and for the period from February 14, 2008 (Inception) to December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Money4Gold Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Money4Gold Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Money4Gold Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.

Boca Raton, Florida
March 31, 2010

Money4Gold Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$297,426	$778,436
Accounts receivable - related party	1,083,487	285,707
Inventory	855,763	32,209
Prepaid asset - related party - current portion	187,627	187,627
Prepaid expenses and other current assets	667,605	810
Total Current Assets	3,091,908	1,284,789

Fixed Assets - net	75,908	-

Other Assets:
Goodwill	11,142,273	-
Intangible assets - net	10,668	65,167
Intangible asset - related party - net	199,455	257,814
Prepaid asset - related party - net of current portion	453,432	641,059
Other assets	113,793	21,234
Total Other Assets	11,919,621	985,274

Total Assets	$15,087,437	$2,270,063

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,432,428	$243,315
Accounts payable - related party	45,984	568,198
Accrued expenses	241,038	27,233
Deferred revenue	1,576,462	-
Total Current Liabilities	3,295,912	838,746

Stockholders' Equity:
Convertible Series A preferred stock, ($0.0001 par value, 25,000,000 shares authorized, 3,400,000 and 14,100,000 issues and outstanding)	340	1,410
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 183,208,004 and 78,776,432 shares issued and outstanding)	18,321	7,879
Additional paid in capital	19,080,568	4,631,636
Accumulated deficit	(7,272,073)	(3,209,608)
Accumulated other comprehensive loss	(35,631)	-
Total Stockholders' Equity	11,791,525	1,431,317

Total Liabilities and Stockholders' Equity	$15,087,437	$2,270,063

See accompanying notes to financial statements.

Money4Gold Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

		For the Period from
		February 14, 2008
	For the Year Ended	(Inception) to
	December 31, 2009	December 31, 2008
Revenue - related party	$28,998,982	$1,561,444
Cost of revenue	10,558,198	862,582
Gross profit	18,440,784	698,862
Sales and marketing expenses	16,267,244	1,428,591
General and administrative expenses	4,980,303	2,443,634
Depreciation and amortization	70,163	38,884
Loss from operations	(2,876,926)	(3,212,247)

Other income (expense):
Interest income	1,419	2,639
Interest expense	(237,600)	-
Loss on foreign exchange	(11,318)	-
Registration rights penalty	(218,400)	-
Loss on settlement of debt	(550,175)	-
Impairment of intangible assets	(48,500)	-
Change in fair value of derivative liability - embedded conversion feature	(55,399)	-
Warrant expense arising from repricing of investor warrants	(58,230)	-
Total other income (expense) - net	(1,178,202)	2,639
Net Loss	$(4,055,129)	$(3,209,608)

Net loss per common share - basic and diluted	$(0.03)	$(0.06)

Weighted average number of common shares outstanding during the year/period - basic and diluted	136,640,303	50,978,524

Comprehensive loss, net of tax:
Net Loss	$(4,055,129)	$(3,209,608)
Foreign currency translation adjustment	(35,631)	-
Comprehensive loss	$(4,090,760)	$(3,209,608)

See accompanying notes to financial statements.

Money4Gold Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
 For the Year Ended December 31, 2009 and For the Period from February 14, 2008 (Inception) to December 31, 2008

							Accumulated	Total
	Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Additional	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Loss	Equity

Issuance of member units to founders for cash - HD Capital, LLC	-	$-	-	$-	$50,000	$-	$-	$50,000
Issuance of shares to founders for services - Money4Gold, Inc.	-	-	967,965	97	2,940	-	-	3,037
Issuance of shares in share exchange between HD Capital, LLC and Money4Gold, Inc.	-	-	11,828,413	1,183	(1,183)	-	-	-
Issuance of shares in share exchange between M4GWY and Money4Gold, Inc.	-	-	1	-	-	-	-	-
Conversion of common stock series B to series A - Money4Gold, Inc.	-	-	637,429	64	(64)	-	-	-
Issuance of shares for non-compete intangible and future services	-	-	3,187,143	319	1,229,681	-	-	1,230,000
Issuance of shares in reverse acquisition treated as a recapitalization	14,100,000	1,410	52,350,002	5,235	(9,375)	-	-	(2,730)
Issuance of common stock and warrants in private placement	-	-	8,000,000	800	2,399,200	-	-	2,400,000
Cash paid as direct offering costs	-	-	-	-	(113,688)	-	-	(113,688)
Contributed capital by former stockholder used to repay a liability	-	-	-	-	2,730	-	-	2,730
Stock based compensation expense	-	-	1,805,479	181	1,071,395	-	-	1,071,576
Net loss for the period ended December 31, 2008	-	-	-	-	-	(3,209,608)	-	(3,209,608)
Balance, December 31, 2008	14,100,000	1,410	78,776,432	7,879	4,631,636	(3,209,608)	-	1,431,317

Issuance of common stock and warrants in private placement	-	-	4,425,003	442	814,558	-	-	815,000
Cash paid as direct offering costs	-	-	-	-	(42,804)	-	-	(42,804)
Shares issued in connection with MGE acquisition	-	-	74,876,432	7,488	10,492,512	-	-	10,500,000
Conversion of preferred stock to common	(10,700,000)	(1,070)	10,700,000	1,070	-	-	-	-
Shares issued in connection with repricing	-	-	3,258,337	326	(326)	-	-	-
Warrant expense arising from repricing of investor warrants	-	-	-	-	58,230	-	-	58,230
Accrued dividends on series B convertible redeemable preferred stock	-	-	-	-	-	(7,336)	-	(7,336)
Shares issued to settle accounts payable	-	-	639,256	64	128,874	-	-	128,938
Reclassification of derivative liability from repayment of convertible note payable	-	-	-	-	124,827	-	-	124,827
Conversion of series B convertible redeemable preferred stock and accrued dividends	-	-	1,695,754	170	257,166	-	-	257,336
Conversion of media line of credit for shares of common stock	-	-	5,834,306	583	1,049,593	-	-	1,050,176
PPM shares issued for related party accounts payable	-	-	333,333	33	49,967	-	-	50,000
Expense arising from issuance of 2008 private placement penalty shares	-	-	720,000	72	218,328	-	-	218,400
Stock based compensation expense	-	-	1,949,151	194	1,298,007	-	-	1,298,201
Foreign currency translation expense	-	-	-	-	-	-	(35,631)	(35,631)
Net loss for the year ended December 31, 2009	-	-	-	-	-	(4,055,129)	-	(4,055,129)
Balance, December 31, 2009	3,400,000	$340	183,208,004	$18,321	$19,080,568	$(7,272,073)	$(35,631)	$11,791,525

See accompanying notes to financial statements.

Money4Gold Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

		For the Period from
		February 14, 2008
	For the Year Ended	(Inception) to
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,055,129)	$(3,209,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Registration rights penalty	218,400	-
Loss on settlement of debt	550,175	-
Impairment of intangible assets	48,500	-
Change in fair value of derivative liability - embedded conversion feature	55,399	-
Warrant expense arising from repricing of investor warrants	58,230	-
Gain on settlement of accounts payable	(21,561)	-
Stock based compensation expense	1,298,201	1,074,613
Amortization of debt discount	69,429	-
Amortization debt issuance costs	27,591	-
Amortization of prepaid asset - related party	187,627	109,449
Depreciation and amortization	70,163	38,884
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable - related party	(803,514)	(285,707)
Inventory	(825,902)	(32,209)
Prepaid expenses and other current assets	(677,503)	(810)
Other assets	(93,697)	(21,234)
Increase (decrease) in:
Accounts payable	697,525	243,315
Accounts payable - related party	(275,563)	568,198
Accrued expenses	(31,560)	27,233
Deferred revenue	1,580,634	-
Net Cash Used In Operating Activities	(1,922,555)	(1,487,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	(4,207)	(70,000)
Cash paid to purchase fixed assets	(78,787)	-
Net Cash Used in Investing Activities	(82,994)	(70,000)

See accompanying notes to financial statements.

Money4Gold Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Continued)

		For the Period from
		February 14, 2008
	For the Year Ended	(Inception) to
	December 31, 2009	December 31, 2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	296,044	-
Repayment of line of credit	(290,203)	-
Proceeds from media line of credit	500,000	-
Proceeds from convertible note payable	250,000	-
Repayment of other notes payable	(194,785)	-
Cash paid as debt issue costs	(27,591)	-
Proceeds from stock issued to founders	-	50,000
Proceeds from sale of Series B Preferred Stock	250,000	-
Proceeds from issuance of common stock and warrants in private placement	815,000	2,400,000
Cash paid for direct offering costs	(42,804)	(113,688)
Net Cash Provided By Financing Activities	1,555,661	2,336,312

Net (Decrease) Increase in Cash and Cash Equivalents	(449,888)	778,436
Effect of Exchange Rates on Cash and Cash Equivalents	(31,122)	-
Cash and Cash Equivalents - Beginning of Period	778,436	-

Cash and Cash Equivalents - End of Period	$297,426	$778,436

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$140,580	$-
Taxes	$-	$-

ACTIVITIES:
Stock issued for prepaid refinery services and non compete intangible asset - related party	$-	$1,230,000
Derivative liability arising from convertible note payable debt discount	$69,429	$-
Conversion of preferred stock into common stock	$1,070	$-
Satisfaction of accounts payable with common stock	$128,938	$-
Accrual of dividends on series B preferred stock	$7,336	$-
Common shares issued in connection with repricing	$326	$-
Related party accounts payable converted into private placement shares	$50,000	$-
Conversion of media line of credit to common stock	$500,000	$-
Conversion of series B preferred stock and accrued dividends to common stock	$257,336	$-
Reclassification of derivative liability from payment of convertible note payable	$124,827	$-

See accompanying notes to financial statements.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1 – Organization and Business

Money4Gold Holdings, Inc. is based in Florida and, through our wholly-owned subsidiaries (collectively, “Money4Gold,” “Company,” “we,” “us,” and/or “our”), operates in the United States, Canada, the United Kingdom and Germany. Through direct response advertising and marketing campaigns, we purchase for resale precious metals including gold, silver and platinum as well as diamonds and other precious stones from the public.

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

Note 2 – Liquidity and Management’s Plans

We incurred a $4,055,129 net loss (including $2,562,154 of non-cash charges) and used $1,922,555 of cash in operations for the year ended December 31, 2009. As of December 31, 2009, we have a $7,272,073 accumulated deficit and working capital deficit of $204,004.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities, including preferred stock, common stock and various debt financing transactions. We believe that the higher level of revenue attained during the third and fourth quarters of 2009 is a result of the successful implementation of the first stages of our business plan and that continued implementation will generate steadily improving results and cash flows in the future. In addition, we are currently attempting to raise additional funds through the issuance of debt and/or equity securities.

Management believes that our cash balance on March 25, 2010 of approximately $1.0 million, current level of working capital, anticipated cash that will be received from revenue generated from advertisements that have already aired, and additional funds through the issuance of debt and/or equity securities will be sufficient to sustain operations through at least December 31, 2010. However, there can be no assurance that the plans and actions proposed by management will be successful, that we will continue to generate revenue from advertisements that have already aired, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that our efforts to raise additional funds through the issuance of debt and/or equity securities will be successful or that in the event additional sources of funds are needed to continue operations, that they will be available on acceptable terms, if at all.

Note 3 – Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Money4Gold and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount allocated to goodwill and other intangible assets, the estimated useful lives for amortizable intangible assets and property, plant and equipment, accrued expenses, deferred revenue, the fair value of warrants granted in connection with various financing transactions, share-based payment arrangements, and the fair value of derivative liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the Consolidated Financial Statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Reclassification

We have reclassified certain prior year amounts to conform to the current year’s presentation. These reclassifications have no effect on the financial position at December 31, 2008 or on the results of operations for the year ended December 31, 2008.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

We minimize credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of our primary financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. We had no uninsured balances at December 31, 2009 or 2008.

Accounts Receivable

Accounts receivable represent obligations from a related party customer, the Refinery (Note 12). As discussed below under Revenue Recognition, we are able to estimate the total value of each batch of precious metals received. The Refinery advances to us, up to 80% of the value of the precious metals we have received, but not yet delivered. After completion of the melt and validation process, the final amount due to us, net of the advance, is determined and is recorded as an account receivable.

We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. We did not deem it necessary to record an allowance for doubtful accounts at December 31, 2009 or 2008.

Inventory

Inventory consists predominantly of gold and other precious metals and is carried at the lower of cost or net realizable value. Cost is based solely on the amount paid by us to third parties in the general public, which is generally lower than the current market value. As such, we do not deem it necessary to record a reserve for obsolete inventory.

Fixed Assets

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, which ranges from three to seven years.

Long-Lived Assets

We carry long-lived assets at the lower of their carrying amount or their fair value. We periodically review the carrying values of our long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and record an impairment charge when considered necessary.

When circumstances indicate that an impairment of value may have occurred, we test such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

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

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

During the year ended December 31, 2009, we did not identify any indication of goodwill impairment.

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

We have no freestanding derivatives as of December 31, 2009 or 2008.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Precious Metals

We grade the quality of the precious metals purchased from the public and estimate the total quantity of pure gold, silver and platinum received. We then lock in the current spot rate of each metal sufficient to cover the total quantity received in the current batch with the Refinery. After a holding period of at least 10 days to allow for returns, the precious metals are delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validates the quality of pure gold, silver, and platinum and remits payment to us based on the quantity of each precious metal at the agreed upon spot rates, as described above. Revenue is recognized upon melting of the precious metals and the validation of the quality and quantity of each precious metal by the Refinery.

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

Deferred Revenue

Upon our estimate of the total quantity of pure gold, silver, and platinum received and the locking in of the current spot rate for each precious metal, we are able to estimate the total value of the batch received. The Refinery advances to us, up to 80% of the value of the precious metals we have received, but not yet delivered. This amount is recorded as deferred revenue until the specific batch is melted and processed as described above, at which time, it is recorded as revenue.

Cost of Revenue

Our cost of revenue includes our cost of acquiring precious metals and stones as well as any other direct costs and expenses required to ship, secure, grade, log and process the metals and stones internally. In addition, fees and other costs incurred in connection with processing at the Refinery are charged to cost of revenue.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $12,834,432 and $1,428,591 for the year ended December 31, 2009 and the period from February 14, 2008 (inception) to December 31, 2008, respectively.

Foreign Currency Transactions

The Consolidated Financial Statements are presented in United States Dollars. The financial position and results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of our foreign subsidiaries have been translated from their local currency (British pounds, Canadian dollars and Euros) into the reporting currency, U.S. dollars, using period end exchange rates. Equity transactions have been translated using the historical exchange rate that was in effect when the transaction occurred. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive loss. Revenues and expenses have been translated using weighted average exchange rates for the respective periods. Transaction gains and losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses and are included in general and administrative expense in the consolidated statement of operations. We have not entered into any financial instruments to offset the impact of foreign currency fluctuations.

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Income Taxes

We account for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. We would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009, we did not record any liabilities for uncertain tax positions.

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

The computation of basic and diluted loss per share for the year ended December 31, 2009 and the period from February 14, 2008 (inception) to December 31, 2008, respectively excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Year Ended December 31, 2009	For the Period from February 14, 2008 (inception) to December 31, 2008

Convertible Preferred Stock	3,400,000	1,410,000
Common Stock Purchase Warrants	17,816,670	8,000,000
Stock Options – Vested	442,270	—
	21,658,940	9,410,000

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments.

Recent Accounting Pronouncements

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of our financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our business, financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our Consolidated Financial Statements.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 4 – Fair Value

The fair value of our financial assets and liabilities reflects our estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of our assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Our investment strategy is focused on capital preservation. We intend to invest in instruments that meet credit quality standards.  The current expectation is to maintain cash and cash equivalents, once these resources are available.

The following are the major categories of assets measured at fair value on a nonrecurring basis during the year ended December 31, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Quoted Prices in Inactive Markets for Identical Assets	Level 3: Significant Unobservable Inputs	Total at December 31, 2009	Total Impairment For the Year Ended December 31, 2009
Goodwill	$-0-	$11,142,273	$-0-	$11,142,273	$-0-
Total	$-0-	$11,142,273	$-0-	$11,142,273	$-0-

We have determined the estimated fair value amounts presented in these Consolidated Financial Statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the Consolidated Financial Statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of the respective balance sheet dates and have determined that, as of such dates, the carrying value of all financial instruments approximates fair value.

Note 5 – Acquisitions

On May 7, 2009, we acquired 100% of MGE Enterprises Corporation, a Wyoming corporation (“MGE”). MGE operated in the United States under the names mygoldenvelope.com and sobredeoro.com using a business model similar to ours. In addition, their management has provided us with extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales. MGE’s ability to reach a broader number of consumers through their experience in multi-language television advertising, direct response, and retail distribution and sales greatly accelerated our growth and increased our depth of management experience.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The aggregate purchase price was comprised of 74,876,432 shares of our common stock, which was valued by management on a preliminary basis at the date of the acquisition. After more detailed analyses were completed including, but not limited to, evaluation of the restrictions placed on the common stock issued and separating the valuation of the shares issued to affiliates and the shares issued to non-affiliates, we finalized our valuation at $10,500,000 and allocated the purchase price as follows:

Consideration transferred at fair value:
Common stock	$10,500,000

Net liabilities assumed:
Current liabilities	(642,273)
Goodwill – at fair value	$11,142,273

Direct costs of acquisition totaling $63,053 were recorded in general and administrative expense during the year ended December 31, 2009. None of the amount allocated to goodwill is deductible for tax purposes.

In connection with the acquisition, two of our principal shareholders (prior to the closing) and two principal shareholders of MGE, (collectively, the “Shareholders”) agreed to vote all of their shares of common stock either in favor of or against any action in question, as determined by a position of the majority of the Shareholders. In addition, the two principal shareholders of MGE appointed two designees to the Board of Directors.

We used the acquisition method of accounting in connection with the acquisition of MGE and accordingly, our Consolidated Financial Statements include the results of operations of MGE from May 7, 2009, the date of acquisition, onward. Since the date of acquisition, we have fully combined and integrated MGE with our own operations. As such, we are unable to present separately the revenue or earnings from MGE.

The following unaudited condensed consolidated pro forma information gives effect to the acquisition of MGE as if the transaction had occurred on January 1, 2008. The following pro-forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition been completed on January 1, 2008, nor are they indicative of results that may occur in any future periods:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues	$31,730,595	$2,722,369
Net Loss	$(4,764,953)	$(3,647,704)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.03)
Weighted Average Common Shares Outstanding - Basic and Diluted	162,488,057	125,854,956

Note 6 – Fixed Assets

Fixed assets consist of the following at December 31, 2009:

	Balance at Balance at December 31, 2009	Estimated Useful Life
Leasehold Improvements	$39,694	*
Security Equipment	26,005	7years
Computers	6,024	3years
Furniture and Fixtures	2,397	7years
Office Equipment	3,386	3years
	77,506
Less: Accumulated Depreciation	(1,598)
Fixed Assets, Net	$75,908

* The shorter of three years or the life of the lease.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

At December 31, 2008, we did not have any fixed assets.

Note 7 – Intangible Assets

Our intangible assets are comprised of a non-compete agreement with the Refinery (Note 12) and other intangibles including certain prepaid production costs, website and software development costs. Intangible asset values and the related accumulated amortization are as follows:

	Non-Compete	Other	Total
Gross value at December 31, 2008	$291,865	$70,000	$361,865
Accumulated amortization at December 31, 2008	(34,051)	(4,833)	(38,884)
Net value at December 31, 2008	$257,814	$65,167	$322,981

Gross value at December 31, 2009	$291,865	$74,207	$366,072
Accumulated amortization at December 31, 2009	(92,410)	(15,039)	(107,449)
Less: Impairment charge	—	(48,500)	(48,500)
Net value at December 31, 2009	$199,455	$10,668	$210,123

Our intangible assets all have a definite life and are amortized on a straight-line basis over their estimated useful lives of between three and five years. Amortization expense amounted to $68,565 and $38,884 for the year ended December 31, 2009 and the period from February 14, 2008 (inception) to December 31, 2008, respectively.

During the year ended December 31, 2009, we identified certain intangible assets that were no longer providing an economic benefit.  As a result, we recorded an impairment charge of $48,500.  We did not record any impairment charges during the period from February 14, 2008 (inception) to December 31, 2008.

The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2009:
Future Amortization Expense
2010	$64,359
2011	62,588
2012	58,854
2013	24,322
Total	$210,123

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

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

We allocated a portion of the proceeds from the Convertible Note to the conversion feature based on the relative fair value of the principal amount and the conversion feature. The relative fair value of the conversion feature, which amounted to $69,429, was recorded as a discount to the Convertible Note and a corresponding increase to a derivative liability. This discount amount was being amortized to interest expense over the contracted term of the Convertible Note. During the year ended December 31, 2009, we amortized the full discount of $69,429 to interest expense, as the underlying note was repaid during the year.

At March 31, 2009, we recalculated the fair value of the conversion feature and determined that the value had increased by $1,160. Accordingly, we recorded a loss and a corresponding increase in the value of the derivative liability in the amount of $1,160.  We valued the derivative liability at March 31, 2009 using the Black-Scholes option pricing model utilizing the following assumptions:

Expected dividends	0%
Expected volatility	151.16%
Expected term – embedded conversion option	0.17 years
Risk free interest rate	0.21%

In connection with the issuance of the Convertible Note, we paid debt-issuance costs of $27,590, including a $12,500 fee to Whalehaven and $15,090 in legal and other costs. These debt issue costs were capitalized as debt issuance costs and were amortized to interest expense over the contracted term of the Convertible Note. During the year ended December 31, 2009, we amortized the full debt issue costs of $27,590 to interest expense, as the underlying note was repaid during the year.

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

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

(c)	We agreed to repay the Convertible Note in full upon raising $500,000 through the sale of equity securities.

We valued the warrants issued to Whalehaven under the terms of the extension using the Black-Scholes option pricing model utilizing the following assumptions:

Expected dividends	0%
Expected volatility	154.10%
Expected term – embedded conversion option	5 years
Risk free interest rate	1.9%
Expected forfeitures	100%

We determined that the probability of repayment of the obligations under the Convertible Note by the maturity date was highly probable and, therefore we did not expect these warrants to vest or become exercisable. As a result, we calculated the fair value of the 1,000,000 warrants to be $-0-. Additionally, we did not include the 1,000,000 warrants as common stock equivalents for purposes of computing earnings per share, as they were contingently issuable.

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

At June 30, 2009, we recalculated the fair value of the conversion feature and determined that the value had decreased by $9,667. Accordingly, we recorded a gain and a corresponding decrease in the value of the derivative liability in the amount of $9,667. We valued the derivative liability at June 30, 2009 using the Black-Scholes option pricing model utilizing the following assumptions:

Expected dividends	0%
Expected volatility	162.57
Expected term – embedded conversion option	0.92 years
Risk free interest rate	0.60%

At September 1, 2009 we recalculated the fair value of the conversion feature and determined that the value had decreased by $31,787. Accordingly, we recorded a gain and a corresponding decrease in the value of the derivative liability to the amount of $31,787. We valued the derivative liability at September 1, 2009 using the Black-Scholes option pricing model utilizing the following assumptions:

Expected dividends	0%
Expected volatility	171.28%
Expected term – embedded conversion option	0.75 years
Risk free interest rate	0.43%

Convertible Note – Purchase and Payoff

On September 1, 2009, the Convertible Note was purchased from Whalehaven by Barry Honig and GRQ Consultants, Inc. 401K (collectively, “GRQ”) for a total purchase price of $269,072, including $19,072 of accrued interest. In connection with this purchase, 1,000,000 contingently issuable common stock purchase warrants were cancelled. On October 5, 2009, we paid $269,072 to GRQ, which represented the entire principal balance and all accrued interest under the Convertible Note. In connection with the purchase of the note, we reclassified the value of the derivative liability, which amounted to $124,827, to additional paid in capital. For the year ended December 31, 2009, we recorded interest expense of $19,072 pertaining to the Convertible Note.

Media Line of Credit

We obtained a line of credit of up to $300,000 from GRQ in May 2009 to be used to finance our media and advertising campaigns, as most of our vendors require payment in advance. In July 2009, the total amount available under the line of credit was increased to $500,000. This facility was due on demand, accrued interest based on a percentage of revenue generated from the media purchased with this money capped at 1.5% of the principal amount outstanding per week and was secured by our accounts receivable and inventory. On September 30, 2009, we converted the $500,000 outstanding principal balance into 5,834,306 shares of our common stock resulting in a loss from conversion of $550,175 based upon the fair value of the stock on the date of conversion of $1,050,175. For the year ended December 31, 2009, we recorded interest expense of $109,500 pertaining to this line of credit.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Notes Payable - Other

In connection with the acquisition of MGE, we assumed certain notes payable totaling $194,785 at the time of the acquisition. The notes bore interest at 12% per annum and were due on December 31, 2009. On October 19, 2009, we paid $153,322, which represented the entire remaining principal balance and all accrued interest pertaining to these notes on that date. For the year ended December 31, 2009, we recorded interest expense of $9,065 pertaining to these notes.

Note 9 – Commitments and Contingencies

We lease space for our corporate headquarters and for our aggregation facilities located around the world under operating lease agreements that expire at various dates through October 2014.  Aggregate rent expense for all operating leases was $167,373 and $56,236, for the year ended December 31, 2009 and the period from February 14, 2008 (Inception) to December 31, 2008, respectively. Future minimum commitments on the above agreements are as follows:

For the Year Ending December 31,	Total
2010	$241,963
2011	274,030
2012	200,019
2013	81,312
2014	68,641
Total	$865,965

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

Foreign Operations

Our operations in various geographic regions expose us to risks inherent in doing business in each of the countries in which we transact business. Operations in countries other than the United States are subject to various risks particular to each country. With respect to any particular country, these risks may include, but are not limited to:

•	Currency fluctuations, devaluations, conversion and expropriation restrictions;

•	Confiscatory taxation or other adverse tax policies;

•	Political and economic instability;

•	Inflation;

•	Trade restrictions and economic embargoes imposed by the United States and other countries;

•	Expropriation and nationalization of our assets or of our customers in that country;

•	Governmental activities that limit or disrupt markets, payments, or limit the movement of funds;

•	Governmental activities that may result in the deprivation of contract rights;

•	Civil unrest, acts of terrorism, force majeure, war or other armed conflict; and

•	Natural disasters including those related to earthquakes, hurricanes, tsunamis and flooding.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Employment Agreements

We have entered into employment agreements with several of our executives for initial terms of up to three years, which can or will be renewed for additional one year terms thereafter, unless written notice is provided by the respective parties. The agreements provide, among other things, for the payment of aggregate annual base salaries of approximately $1,100,000, as well as such incentive compensation and discretionary bonuses as the Board of Directors may determine. In addition, the employment agreements provide for up to eighteen months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to approximately $1,650,000 at December 31, 2009.

Chief Executive Officer – Douglas Feirstein

On May 5, 2009, we signed an executive employment agreement with Douglas Feirstein, pursuant to which Mr. Feirstein serves as our Chief Executive Officer. The employment agreement is for a three-year term, unless terminated sooner, and will automatically renew for successive one-year terms, unless notice of non-renewal is provided by either party at least 60 days prior to the end of the current term. Under the terms of the employment agreement, Mr. Feirstein received an initial annual base salary of $200,000, which increased to $225,000 on November 7, 2009. In addition, Mr. Feirstein shall be entitled to such bonus compensation (in cash, capital stock or other property) as a majority of our Board of Directors may determine from time to time in their sole discretion. On November 23, 2009, we entered into an amendment to the executive employment agreement with Mr. Feirstein, pursuant to which Mr. Feirstein’s base salary was increased to $275,000 effective December 1, 2009 and will increase to $300,000 effective June 1, 2010.

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

President – Hakan Koyuncu

On July 23, 2008, we signed an executive employment agreement with Hakan Koyuncu, pursuant to which Mr. Koyuncu serves as our Chief Executive Officer. The employment agreement is for a two-year term, unless terminated sooner, and will automatically renew for successive one-year terms, unless notice of non-renewal is provided by either party at least 60 days prior to the end of the current term. Under the terms of the employment agreement, Mr. Koyuncu will received an initial annual base salary of $175,000, which increased to $200,000 commencing on January 23, 2009, and to $225,000 on July 23, 2009. In addition, Mr. Koyuncu shall be entitled to such bonus compensation (in cash, capital stock or other property) as a majority of our Board of Directors may determine from time to time in their sole discretion. Mr. Koyuncu has elected not to accept any bonuses under the 2008/2009 Management Bonus Plan dated October 20, 2008. On November 23, 2009, we entered into an amendment to the executive employment agreement with Mr. Koyuncu, pursuant to which Mr. Koyuncu’s base salary was increased to $275,000 effective December 1, 2009 and will increase to $300,000 effective June 1, 2010.

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

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

On May 5, 2009, we entered into an amendment to the executive employment agreement with Mr. Koyuncu, pursuant to which Mr. Koyuncu surrendered the position of Chief Executive Officer and was appointed as our President. In addition, the term of the employment agreement was extended until May 5, 2012.

Chief Financial Officer – Daniel Brauser

On July 23, 2008, we signed an executive employment agreement with Daniel Brauser, pursuant to which Mr. Brauser serves as our President, Chief Operating Officer and Chief Financial Officer. The employment agreement is for a two-year term, unless terminated sooner, and will automatically renew for successive one-year terms, unless notice of non-renewal is provided by either party at least 60 days prior to the end of the current term. Under the terms of the employment agreement, Mr. Brauser received an initial annual base salary of $175,000, which increased to $200,000 on January 23, 2009, and to $225,000 on July 23, 2009. In addition, Mr. Brauser shall be entitled to such bonus compensation (in cash, capital stock or other property) as a majority of our Board of Directors may determine from time to time in their sole discretion. Mr. Brauser has elected not to accept any bonuses under the 2008/2009 Management Bonus Plan dated October 20, 2008. On November 23, 2009, we entered into an amendment to the executive employment agreement with Mr. Brauser, pursuant to which Mr. Brauser’s base salary was increased to $275,000 effective December 1, 2009 and will increase to $300,000 effective June 1, 2010.

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

On May 5, 2009, we entered into an amendment to the executive employment agreement with Mr. Brauser, pursuant to which Mr. Brauser surrendered the positions of President and Chief Operating Officer, but retained the position of Chief Financial Officer. In addition, the term of the employment agreement was extended until May 5, 2012.

Former Chief Operating Officer – Todd Oretsky

On May 5, 2009, we signed an executive employment agreement with Todd Oretsky, pursuant to which Mr. Oretsky served as our Chief Operating Officer. The employment agreement was for a three-year term, unless terminated sooner

On November 23, 2009, we entered into an amendment to the executive employment agreement with Mr. Oretsky, pursuant to which Mr. Oretsky’s base salary was increased to $275,000 effective December 1, 2009.

On February 2, 2010, Mr. Oretsky resigned as our Chief Operating Officer and as a member of our Board of Directors on mutually agreeable terms with the Company to pursue other opportunities.

Under a Severance, Consulting and Release Agreement, we have agreed:

•	To pay $32,500 per month for a period of six months for the consulting services of Mr. Oretsky to assist us with our continued international expansion,

•	To pay $50,000 over a three-month period as consideration for a covenant not-to-compete for a 21 month period,

•	To pay $46,667 over a three month period representing severance, and

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

•	To immediately vest Mr. Oretsky’s options to purchase 555,556 shares of our common stock (such options shall remain exercisable through February 1, 2011).

The total payments to be made pursuant to the Severance, Consulting and Release Agreement will be made over approximately nine months.  Mr. Oretsky remains subject to the restrictions under a Stockholders Agreement which was previously reported on a Form 8-K on May 13, 2009. Among other things, the Stockholders Agreement limits Mr. Oretsky’s ability to sell his shares of our common stock.

Legal Proceedings

From time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this Annual Report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Customer and Vendor Concentrations

Our revenues are primarily generated from the sale of precious metals to a related party. During the year ended December 31, 2009 and the period from February 14, 2008 (inception) to December 31, 2008, this related party customer represented approximately 98% and 100%, respectively, of our revenue. At December 31, 2009 and 2008, the amount due from this customer was approximately 93% and 100%, respectively, of our accounts receivable.

As more fully described in Note 11, we purchase certain leads from a related party. During the year ended December 31, 2009, this vendor represented approximately 11% of total purchases, and for the period from February 14, 2008 (inception) to December 31, 2008, the related party vendor represented 42% of total purchases. In addition, one other vendor represented 10% of our total purchases during the year ended December 31, 2009. At December 31, 2009, our accounts payable to the related party vendor and one other vendor comprised 17% and 12%, of our accounts payable, respectively, and at December 31, 2008, two vendors, other than the related party, comprised 16%  and 17% of our total accounts payable.

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

During October 2009, 8,500,000 shares of our Series A PS were converted into 8,500,000 shares of our common stock of which (i) 3,900,000 shares were converted by a family member of our Chief Financial Officer and (ii) 4,600,000 shares were converted by a shareholder.

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

We declared and accrued dividends of $7,336 during the year ended December 31, 2009.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

On September 30, 2009, the 25,000 shares of the Series B PS ($250,000) plus accrued dividends totaling $7,336, were converted into 1,695,754 shares of our common stock having a fair value of $305,236, based upon the quoted closing price of our common stock. Since this was a related party transaction, no loss on conversion was recognized, however, we recorded a charge to additional paid in capital totaling $48,000.

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

On June 1, 2008, we issued 3,187,143 (as retroactively restarted to take into account the effects of the recapitalization) shares of our common stock, with a fair value of $1,230,000, to the Refinery (as defined in Note 11) in exchange for future refining services and an agreement whereby the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them.

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

Reverse Merger on July 23, 2008

On July 23, 2008, we entered into a reverse merger transaction and recapitalization. In connection with the reverse merger transaction, EPS, Inc. (ultimately Money4Gold Holdings, Inc.) issued 52,350,002 shares of our common stock to the stockholders of Money4Gold, Inc. (a privately held predecessor company to Money4Gold Holdings, Inc., “M4G”) in exchange for their ownership shares in such private predecessor companies. In addition, we issued 14,100,000 shares of our preferred stock in exchange for 14,100,000 shares of class B common stock of a predecessor company.

Post Reverse Merger on July 23, 2008

During the period July 23, 2008 through August 21, 2008, Money4Gold Holdings, Inc. sold 40 units at $60,000 per unit. Each unit consisted of 200,000 shares of common stock and three-year warrants to purchase 200,000 shares of common stock at an exercise price of $0.50 per share. Gross proceeds were $2,400,000, and we paid direct offering costs of $113,688.  As a result of the offering, we issued an aggregate 8,000,000 shares of common stock and 8,000,000 warrants. The warrants are exercisable for three years and have an exercise price of $0.50 per share.

On October 1, 2008, we granted 50,000 shares of restricted common stock to a consultant for services rendered. The shares are fully vested, and had a fair value of $44,500 based upon the quoted closing trading price of the stock as of the issuance date. Furthermore, in accordance with a consulting agreement, we were to grant an additional 50,000 shares of stock for future services at the end of six months. As of December 31, 2008, the stock was valued at $18,000 based upon the quoted closing trading price of the stock. The value of the stock is adjusted on a monthly basis over the six-month term of the agreement so that the requisite portion of the expense corresponding to the service period is being recognized. During the year ended December 31 2009 and the period ended December 31 2008, we recognized $9,000 and $9,000, respectively in consulting expense.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

On October 8, 2008, we granted 1,250,000 shares of restricted common stock to a consultant for service rendered. The shares are fully vested and were valued at $737,500 ($0.59/share) based upon the quoted closing trading price of the stock as of the issuance date.

On October 20, 2008, under the Plan, we issued 300,000 shares of restricted common stock, having a fair value of $183,000 ($0.61/share), based upon the quoted closing trading price of the stock as of the issuance date, to a director upon appointment to the Board. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date. For the year ended December 31, 2009 and the period ended December 31, 2008, we recognized $61,000 and $11,969, respectively, as compensation expense.

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

On December 22, 2008, we approved the issuance of an aggregate of 2,000,000 shares of restricted common stock to two officers of M4GPM in accordance with their employment contracts (see Note 6). Of the total shares authorized, 500,000 were issued, fully vested, and had a fair value of $150,000 ($0.30/share), based upon the quoted closing trading price of the stock on the issuance date. For the year ended December 31, 2009 and the period ended December 31, 2008, we recognized $245,161 and $150,000, respectively, as compensation expense.

 Furthermore, the remaining 1,500,000 shares have a fair value of $450,000 ($0.30/share), based upon the closing price of the stock at the date of issuance The expense will be amortized over the remaining three-year term.

The 1,500,000 shares will vest as follows:

250,000 shares	June 30, 2009
250,000 shares	December 31, 2009
250,000 shares	March 31, 2010
250,000 shares	June 30, 2010
250,000 shares	December 31, 2010
250,000 shares	June 30, 2010

2009 Common Stock Transactions

Private Placements

We did not file a registration statement  with the SEC for the securities underlying the September 2008 PP. As such, and in connection with certain registration rights offered to the investors under the September 2008 PP, we issued 720,000 shares of our common stock, with a fair value of $218,400, to the investors under the September 2008 PP.

In connection with a private placement during February 2009 (“February 2009 PP”), we issued 3,050,000 shares of our common stock and warrants granting the right to purchase up to 3,050,000 shares of our common stock to various investors. The warrants are exercisable for three years and have an exercise price of $0.40 per share. Gross proceeds from the sale amounted to $610,000, and were used for working capital purposes.

Subsequently, but still in connection with the February 2009 PP, we issued 1,375,000 shares of our common stock and warrants granting the right to purchase up to 1,375,000  shares of our common. The warrants are exercisable for three years and have an exercise price of $0.30 per share. Gross proceeds from the sale amounted to $205,000, and were used for working capital purposes.

In connection with the February 2009 PP, we incurred direct offering costs of $42,804.

Re-Pricing

In connection with the February 2009 PP, we agreed that if an investor in the February 2009 PP had also invested in the September 2008 PP, and such investment in the February 2009 PP exceeded the lesser of:

(a)	20% of the amount they invested in the September 2008 PP; or

(b)	$100,000,

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Following the Initial Re-Pricing, our Board approved a second re-pricing (“Second Re-Pricing”) whereby the initial 3,050,000 shares issued under the February 2009 PP would be valued at an amount equal to the 1,375,000 shares discussed above.

As a result of the Second Re-Pricing, we issued an additional 1,008,337 shares of our common stock. In addition, we agreed to cancel 3,075,000 common stock purchase warrants from the February 2009 PP with an exercise price of $0.40 per share and reissue 4,066,670 common stock purchase warrants with an exercise price of $0.30 per share. The exchange of the common stock purchase warrants resulted in an expense of $16,393, which was calculated as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.

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

We have considered the re-pricings in terms of a ratchet down provision as discussed in ASC 815 and have determined that, since these were isolated events, and there are no outstanding equity holders who have ratchet down rights, there are no potential derivative liabilities.

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

Shares Granted to Consultants and Employees

During April, 2009, we issued 3,223 shares of our common stock, with a fair value of $1,000 based on the quoted closing price, to an employee for services rendered. This amount was recorded as expense in the period it was granted.

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
December 31, 2009 and 2008

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

During October 2009, we issued 28,150 shares of our common stock, with a fair value of $6,750 based on the quoted closing price, to a consultant for services rendered. This amount was recorded as expense in the period it was granted.

During October 2009,  we issued 870,666 shares of restricted common stock, having a fair value of $190,197, based upon the quoted closing trading price of our common stock as of the issuance dates, to directors. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date. For the period ended December 31, 2009, we recognized $24,243 as compensation expense.

During November 2009, we issued 448,750 shares of our common stock, with a fair value of $81,750 based on the quoted closing prices, to consultants for services rendered. This amount was recorded as expense in the period it was granted.

During December 2009, we issued 550,000 shares of our common stock, with a fair value of $114,050 based on the quoted closing prices, to consultants for services rendered. This amount was recorded as expense in the period it was granted.

During November 2009, we granted 5,000,000 warrants to a consultant for services to be performed.  The warrants have an exercise price of $0.23, are exercisable for three years and vest ratably over a twelve month period.  The estimated fair value of these stock warrants on their date of grant was $798,119, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	0.37%
Expected dividend yield	0%
Expected volatility	189.44%
Expected life	3 years
Expected forfeitures	0%

We recorded stock based compensation expense of $133,020 during 2009, related to this award.

During December 2009, we granted 800,000 fully vested warrants to a consultant for services.  The warrants have an exercise price of $0.50 and are exercisable for three years.  The estimated fair value of these stock warrants on their date of grant was $236,601, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	1.38%
Expected dividend yield	0%
Expected volatility	155.99%
Expected life	3 years
Expected forfeitures	0%

We recorded stock based compensation expense during the period incurred related to this award.

The following summarizes our warrant activity for the period from February 14, 2008 through December 31, 2009:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding – February 14, 2008 (inception)
Granted	8,000,000	0.50
Exercised	––	––
Forfeited	––	––
Outstanding – December 31, 2008	8,000,000	$0.50	2.67
Granted	22,375,003	0.32
Exercised	—	—
Forfeited or Cancelled	(8,575,000)	0.41
Outstanding – December 31, 2009	21,800,003	$0.35	2.3
Exercisable – December 31, 2009	17,816,670	$0..35	2.3

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

At December 31, 2009, the total intrinsic value of all warrants outstanding and exercisable was $-0-.

Stock Option Grants

On October 20, 2008, we adopted the 2008 Equity Incentive Plan (the “Plan”) covering 8,000,000 stock rights including options, restricted stock and stock appreciation rights. Under the Plan, non-employee directors receive initial and annual grants of options and restricted stock for their service as a director and committee member. The initial grants will vest over a three-year period and the annual grants vest on June 30 of each year, subject to continued service on the applicable vesting dates.

We have applied fair value accounting and the related provisions of ASC 718 for all share based payment awards. Fair value of share-based payments are recognized ratably over the stated vesting period. In the event of termination, we will cease to recognize compensation expense.

We granted 573,134 non-qualified stock options to contractors and non-employee directors for services to be rendered. The options are exercisable over a five-year term at $0.61 per share. Of the total options granted, 373,134 were issued to two non-employee directors under the terms of the Plan vesting annually in equal increments over a three-year period. The remaining 200,000 options are fully vested. These options had an aggregate fair value of $275,964 using the Black-Scholes option-pricing model.  For the year ended December 31, 2009 and the period ended December 31, 2008, we recognized $59,888 and $11,752, respectively, in expense related to the 373,134 options. The 200,000 fully vested options, had a fair value of $96,300, and were expensed in full during 2008.

On October 20, 2008, we granted 250,000 non-qualified stock options to two non–employee contractors for future services. The options are exercisable over a five-year term, vesting quarterly in equal installments. These options are exercisable at $0.30 per share. These options had a fair value of $130,750 using the Black-Scholes option-pricing model. During 2009, all 250,000 options were cancelled.  For the year ended December 31, 2009  and the period ended December 31, 2008, we recognized $37,046 and $8,553, respectively, in expense.

On December 31, 2008, we granted 250,000 non-qualified stock options to an employee for future services. The options are exercisable over a five-year term, vesting annually in equal increments over a three-year period. These options are exercisable at $0.36 per share. These options had a fair value of $75,225 using the Black-Scholes option-pricing model.  For the year ended December 31, 2009 and the period ended December 31, 2008, we recognized $25,075 and $0, respectively, in expense.

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

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

For the year ended December 31, 2009, we recognized $17,117of expense.

During the fourth quarter of 2009, we granted options to purchase 1,164,709 shares of our common stock at a weighted average exercise price of $0.28 per share to our directors. The options have a five year contractual term and vest in equal quarterly installments over a period of three years. The estimated fair value of these stock options on their date of grant was $257,837, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	2.31-2.51%
Expected dividend yield	0%
Expected volatility	162.60-180.87%
Expected life	5 years
Expected forfeitures	0%

For the year ended December 31, 2009, we recognized $35,709 of expense.

During December 2009, we granted options to purchase 10,977,991 shares of our common stock at a weighted average exercise price of $0.28 per share to our employees. The options have a five year contractual term and vest in equal quarterly installments over a period of four years. The estimated fair value of these stock options on their date of grant was $2,974,821, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	2.49%
Expected dividend yield	0%
Expected volatility	190.48%
Expected life	5 years
Expected forfeitures	0%

For the year ended December 31, 2009, we recognized $17,993of expense.

The following table summarizes our stock option activity for the period from February 14, 2008 through December 31, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – February 14, 2008 (inception)	––	––
Granted	1,073,134	$0.48
Exercised	––	$––
Forfeited	––	$––
Balance at December 31, 2008	1,073,134	$0.48	4.8	—
Granted	12,392,700	0.28
Forfeited or Cancelled	(250,000)	0.30
Balance at December 31, 2009	13,215,834	$0.45	4.8	$—
Exercisable at December 31, 2009	483,937	$0.40	4.0	$—

The following table summarizes our stock option activity for non-vested options for the period from February 14, 2008 through December 31, 2009:

	Number of Options	Weighted Average Grant Date Fair Value
Outstanding – February 14, 2008 (inception)	—	—
Granted	1,073,134	0.45
Vested	(200,000)	0.48
Cancelled or Forfeited	—	—
Outstanding – December 31, 2008	873,134	$0.44
Granted	12,392,700	$0.27
Vested	(283,937)	$0.35
Cancelled or Forfeited	(250,000)	$0.52
Outstanding – December 31, 2009	12,731,897	$0.28

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The weighted-average grant date fair value of options granted during year ended December 31, 2009 was $0.27. Total unamortized compensation expense related to stock options at December 31, 2009 amounted to $3,474,589 and is expected to be recognized over a weighted average period of 2.9 years.

On March 10, 2010, Money4Gold increased the aggregate number of shares of common stock which may be issued pursuant to the 2008 Equity Incentive Plan from 8,000,000 to 27,000,000.

Note 11 – Income Taxes

 We recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The domestic and foreign components of our consolidated net loss are as follows:

	Year ended December 31,
	2009	2008
Domestic loss	$(4,142,930)	$(3,059,608)
Foreign income (loss)	87,801	(150,000)
Consolidated Net loss	$(4,055,129)	$(3,209,608)

The valuation allowance at December 31, 2008 was approximately $748,000. The net change in valuation allowance during the year ended December 31, 2009 was an increase of approximately $735,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009.

  We have a net operating loss carryforward for tax purposes totaling approximately $3,900,000 at December 31, 2009, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets are approximately as follows:

	December 31,
	2009	2008
Non-current deferred tax assets:
Tax loss carryover	$1,483,000	$748,000
Valuation allowance	(1,483,000)	(748,000)
Net deferred tax assets	$-	$-

The actual tax benefit differs from the expected tax benefit for the year ended December 31, 2009 and the period ended December 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	December 31,
	2009	2008

Expected tax expense (benefit) - federal	(1,303,000)	(1,031,000)
Expected tax expense (benefit) - state	(224,000)	(176,000)
Registration rights penalty	82,000	—
Loss on settlement of debt	207,000	—
Change in fair value of derivative liability - embedded conversion feature	21,000	—
Warrant expense arising from repricing of investor warrants	22,000	—
Gain on settlement of accounts payable	(8,000)	—
Stock based compensation	341,000	404,000
Amortization of debt discount	26,000	—
Amortization of stock issued for prepaid asset - related party	71,000	54,000
Meals and entertainment	30,000	1,000

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

	December 31,
	2009	2008
Change in Valuation Allowance	735,000	748,000
Actual tax expense (benefit)	$-	$-

There was no provision on the foreign income as the expense was nominal.

Note 12 – Related Party Transactions

Refinery

On June 1, 2008, we entered into an agreement (“Service Agreement”) with Republic Metals Corporation, (the “Refinery”), whereby we agreed to sell all of our precious metals in the United States exclusively to the Refinery and the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them. The agreement is for an initial term of 5 years. As consideration for this agreement, we issued to the Refinery 3,187,143 (as retroactively restated to take into account the effects of the recapitalization) fully vested shares of our common stock valued at $1,230,000. In determining the fair value of the stock issuance, we considered factors such as our status as a private entity at the time of the share issuance. we used various valuation techniques incorporating elements of: (i) enterprise value, (ii) present value of discounted cash flows, (iii) forecasts and projections based upon then limited current and actual historical data, (iv) valuation of our private placement occurring at the same time as the reverse acquisition closing with EPS, (v) as well as consideration of discounts to market for lack of marketability, SEC Rule 144 restrictions subject to registration rights agreements and other reasonable market factors and (vi) financial measures for an entity that was non-operational at the time of the share issuance.  Of the total $1,230,000, we ascribed $938,135 to prepaid refining services, which is being amortized into cost of revenue on a straight line basis over the term of the agreement, and we ascribed $291,865 to an intangible asset, representing the value of the non-compete agreement, which is being amortized into depreciation and amortization on a straight line basis over the term of the agreement. In addition, we lease space for our United States processing center on a month-to-month basis from the Refinery.  An officer of the Refinery is a member of our Board of Directors.

During the year ended December 31, 2009 and the period from February 14, 2008 (inception) to December 31, 2008, we recorded $187,627 and $109,449, respectively, for the amortization of prepaid refining services; and $58,359 and $34,051, respectively, for the amortization of the non-compete agreement.

Marketing Services

We purchase online marketing and lead generation services from a company in which our President is a 50% shareholder. Our pricing is calculated at a 10% markup to their cost, capped at $1.50 per lead. This markup is exclusively for the unrelated 50% shareholders. Our President does not share in any profits earned by this vendor for services rendered to us.

During the year ended December 31, 2009 and the period from February 14, 2008 (inception) to December 31, 2008, we recorded $2,395,874 and $1,368,488, respectively, of marketing expense pertaining to this vendor.

Note 13 – Geographic Information

We currently generate revenue exclusively from the sale of precious metals, including gold, silver and platinum, and from the sale of diamonds and other precious stones.  Our operations in each of our markets exhibit similar financial performance metrics and have similar economic characteristics.  As such, we have aggregated our operations around the world into a single operating segment.

Below is a summary of our revenue and total assets by geographic region as of and for the periods indicated:

	United States	Canada	Europe	Consolidated
Revenue for the year ended December 31, 2009	$9,959,648	$5,749,353	$13,289,981	$28,998,982
Total Assets at December 31, 2009	13,143,253	558,884	1,385,300	15,087,437

Revenue for the period from February 14, 2008 (Inception) to December 31, 2008	$1,561,444	—	—	$1,561,444
Total Assets at December 31, 2008	2,270,063	—	—	2,270,063

Note 14 – Subsequent Events

We evaluated subsequent events between the balance sheet date of December 31, 2009 through March 31, 2010, which represents the date the Consolidated Financial Statements were issued.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

In January 2010, a relative of our Chief Financial Officer converted 3,000,000 shares of our Convertible Series A Preferred Stock into 3,000,000 shares of our common stock.

On March 31, 2010, we closed on a private placement transaction whereby we raised $1,118,333 from the sale of 5,591,665 shares of our common stock at $0.20 per share. Of this amount, we have received $668,333 as of March 31, 2010 and the balance is expected to be received in full by April 9, 2010. Included in this private placement was an investment of $50,000 by Doug Feirstein, our Chief Executive Officer and an investment of $25,000 from Michael Moran, our Vice President of Corporate Development.  In addition, as part of this offering, Todd Oretsky, our former Chief Operating Officer, sold a number of shares equal to the number of shares sold by us at $0.10 per share.

In connection with this private placement transaction, we are required to file a registration statement with the SEC within 45 days of closing, or liquidated damages will be assessed.  Liquidated damages are payable at our option in cash or in shares of our common stock at fair market value and are calculated as 1% of the total amount invested for each 30 day period, beginning after the 45 day requirement, for which the shares remain unregistered, up to a maximum of six months.