Form 10-Q
period 2010-03-31
MONEY4GOLD HOLDINGS INC
filed 2010-05-14
CIK 1271075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-50494

———————
Money4Gold Holdings, Inc.
(Exact name of registrant as specified in its charter)
———————

Delaware	98-0412432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 E. Broward Blvd., Suite 1200 Ft. Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

(954) 915-1550
 (Registrant’s telephone number, including area code)

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2010
Common Stock, $0.0001 par value per share	192,286,341 shares

Money4Gold Holdings, Inc. and Subsidiaries

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Money4Gold Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$204,820	$297,426
Accounts receivable - related party	466,745	1,083,487
Inventory	682,278	855,763
Prepaid asset - related party - current portion	187,627	187,627
Prepaid expenses and other current assets	419,967	667,605
Total Current Assets	1,961,437	3,091,908

Fixed Assets - net	215,250	75,908

Other Assets:
Goodwill	11,142,273	11,142,273
Intangible assets - net	54,409	10,668
Intangible asset - related party - net	184,868	199,455
Prepaid asset - related party - net of current portion	406,525	453,432
Other assets	90,708	113,793
Total Other Assets	11,878,783	11,919,621

Total Assets	$14,055,470	$15,087,437

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,130,375	$1,432,428
Accounts payable - related party	73,971	45,984
Accrued expenses	395,114	241,038
Deferred revenue	1,480,701	1,576,462
Total Current Liabilities	4,080,161	3,295,912

Stockholders' Equity:
Convertible Series A preferred stock, ($0.0001 par value, 25,000,000 shares authorized, 400,000 and
3,400,000 issued and outstanding)	40	340
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 191,536,339 and 183,208,004 shares
issued and outstanding)	19,154	18,321
Subscriptions receivable	(1,001,667)	-
Additional paid in capital	20,889,328	19,080,568
Accumulated deficit	(9,751,996)	(7,272,073)
Accumulated other comprehensive loss	(179,550)	(35,631)
Total Stockholders' Equity	9,975,309	11,791,525

Total Liabilities and Stockholders' Equity	$14,055,470	$15,087,437

See accompanying notes to unaudited interim condensed consolidated financial statements.

Money4Gold Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenue	$17,272,133	$1,195,638
Cost of revenue	6,335,660	549,890
Gross Profit	10,936,473	645,748
Sales and marketing expenses	10,723,204	872,984
General and administrative expenses	2,682,395	1,100,012
Loss from Operations	(2,469,126)	(1,327,248)

Other Income (Expense):
Interest income	-	78
Interest expense	-	(27,362)
Loss on foreign exchange	(10,797)	-
Change in fair value of derivative liability - embedded conversion	-	(1,160)
Total Other Income (Expense) - Net	(10,797)	(28,444)
Net Loss	$(2,479,923)	$(1,355,692)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	185,502,671	79,116,959

Comprehensive Loss, Net of Tax:
Net loss	$(2,479,923)	$(1,355,692)
Foreign currency translation adjustment	(143,919)	-
Comprehensive Loss	$(2,623,842)	$(1,355,692)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Money4Gold Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,479,923)	$(1,355,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability - embedded conversion feature	-	1,160
Stock based compensation expense	807,626	122,548
Amortization of debt discount	-	20,829
Amortization of debt issuance costs	-	3,750
Amortization of prepaid asset - related party	46,907	65,459
Depreciation and amortization	35,231	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable - related party	610,323	143,782
Inventory	163,444	(29,368)
Prepaid and other current assets	229,139	(60,541)
Other assets	(3,589)	(12,831)
Increase (decrease) in:
Accounts payable	1,098,295	60,845
Accounts payable - related party	(366,606)	(59,406)
Accrued expenses	130,548	15,144
Deferred Revenues	(77,018)	-
Net Cash Provided by (Used In) Operating Activities	194,377	(1,084,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to purchase fixed assets	(159,476)	(2,123)
Net Cash Used in Investing Activities	(159,476)	(2,123)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Money4Gold Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from media line of credit	-	250,000
Proceeds from convertible note payable	-	250,000
Cash paid as debt issue costs	-	(12,500)
Proceeds from issuance of common stock and warrants in private placement	-	80,000
Net Cash Provided By Financing Activities	-	567,500

Net Increase (Decrease) in Cash	34,902	(518,944)

Effect of Exchange Rates on Cash	(127,507)	334

Cash - Beginning of Period	297,426	778,436

Cash - End of Period	$204,820	$259,826

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Sale of stock for subscription receivable	$1,001,667	$-
Accrual of covenant not to compete	$50,000	$-
Conversion of preferred stock into common stock	$300	$220
Derivative liability arising from Convertible Note Payable	$-	$69,429

See accompanying notes to unaudited interim condensed consolidated financial statements.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

Note 1 – Organization and Business

Money4Gold Holdings, Inc. is based in Florida and, through our wholly-owned subsidiaries (collectively, “Money4Gold,” “Company,” “we,” “us,” and/or “our”), operates in the United States, Canada, and several countries in Europe. Through direct response advertising and marketing campaigns, we purchase for resale precious metals including gold, silver and platinum as well as diamonds and other precious stones from the public.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended December 31, 2009 and the period from February 14, 2008 (inception) to December 31, 2008. The interim results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any future interim period.

Note 3 – Liquidity and Management’s Plans

We incurred a $2,479,923 net loss (including $889,764 of non-cash charges)  for the three months ended March 31, 2010.  As of March 31, 2010, we had a $9,751,996 accumulated deficit and working capital deficit of $2,118,724.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities, including preferred stock, common stock and various debt financing transactions. We believe that the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 is a result of the successful implementation of the first stages of our business plan and that, if we can improve our returns on our media investments and control our costs accordingly, continued implementation will generate steadily improving results and cash flows in the future.

Management believes that our cash balance on May 10, 2010 of approximately $1.1 million, current level of working capital, anticipated cash that will be received from revenue generated from advertisements that have already aired, and additional funds through the issuance of debt and/or equity securities will be sufficient to sustain operations through at least March 31, 2011. However, there can be no assurance that the plans and actions proposed by management will be successful, that we will continue to generate revenue from advertisements that have already aired, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that our efforts to raise additional funds through the issuance of debt and/or equity securities will be successful or that in the event additional sources of funds are needed to continue operations, that they will be available on acceptable terms, if at all.

Note 4 – Significant Accounting Policies

Principles of Consolidation

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Money4Gold and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount allocated to goodwill and other intangible assets, the estimated useful lives for amortizable intangible assets and property, plant and equipment, accrued expenses, deferred revenue, the fair value of warrants granted in connection with various financing transactions, share-based payment arrangements, and the fair value of derivative liabilities.

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

Reclassification

We have reclassified certain prior year amounts to conform to the current year’s presentation. These reclassifications have no effect on the financial position at December 31, 2009 or on the results of operations for the three months ended March 31, 2009.

We minimize credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of our primary financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. We had no uninsured balances at March 31, 2010 or December 31, 2009.

Accounts Receivable

Accounts receivable represent obligations from a related party customer, the Refinery (Note 11). As discussed below under Revenue Recognition, we are able to estimate the total value of each batch of precious metals received. The Refinery advances to us, up to 80% of the value of the precious metals we have received, but not yet delivered. After completion of the melt and validation process, the final amount due to us, net of the advance, is determined and is recorded as an account receivable.

We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. We did not deem it necessary to record an allowance for doubtful accounts at March 31, 2010 or December 31, 2009.

Inventory

Inventory consists predominantly of gold and other precious metals and is carried at the lower of cost or net realizable value. Cost is based solely on the amount paid by us to third parties in the general public, which is generally lower than the current market value. As such, we do not deem it necessary to record a reserve for obsolete inventory.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010
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

During the three months ended March 31, 2010, we did not identify any indication of goodwill impairment.

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

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

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

We had no freestanding derivatives as of March 31, 2009 or December 31, 2008.

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

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

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

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing  expenses. Advertising expense amounted to $8,529,669 and $872,984 for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. We have applied fair value accounting and the related provisions of ASC 718 for all share based payment awards. The fair value of share-based payments is recognized ratably over the stated vesting period. In the event of termination, we will cease to recognize compensation expense.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

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

The computation of basic and diluted loss per share for the three months ended March 31, 2010 and 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2010	2009
Convertible Preferred Stock	400,000	11,900,000
Common Stock Purchase Warrants	21,800,003	8,400,000
Stock Options	13,215,834	1,073,134
	35,415,837	21,373,134

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update is effective for the interim and annual reporting periods beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our unaudited interim condensed consolidated financial statements.

Note 5 – Fair Value

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

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

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

The following are the major categories of assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Quoted Prices in Inactive Markets for Identical Assets	Level 3: Significant Unobservable Inputs	Total at December 31, 2009	Total Impairment For the Year Ended December 31, 2009
Goodwill	$-0-	$11,142,273	$-0-	$11,142,273	$-0-
Total	$-0-	$11,142,273	$-0-	$11,142,273	$-0-

We have determined the estimated fair value amounts presented in these unaudited interim condensed Consolidated Financial Statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited interim condensed Consolidated Financial Statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of the respective balance sheet dates and have determined that, as of such dates, the carrying value of all financial instruments approximates fair value.

Note 6 – Acquisitions

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

We used the acquisition method of accounting in connection with the acquisition of MGE and accordingly, our unaudited interim condensed consolidated financial statements include the results of operations of MGE for the three months ended March 31, 2010.

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

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

For the Three Months Ended March 31, 2009
Revenues	$3,244,348
Net Loss	(1,888,060)

Basic and Diluted Loss from Continuing Operations per Common Share	$(0.01)
Weighted Average Shares Outstanding - Basic and Diluted	153,993,391

Note 7 –Fixed Assets

Fixed assets consist of the following at March 31, 2010 and December 31, 2009:

	Balance at March 31, 2010	Balance at December 31, 2009	Estimated Useful Life
Leasehold Improvements	$115,281	$39,694	*
Security Equipment	78,015	26,005	7years
Computers	18,228	6,024	3years
Furniture and Fixtures	11,216	2,397	7years
Office Equipment	3,386	3,386	3years
	226,126	77,506
Less: Accumulated Depreciation	(10,876)	(1,598)
Fixed Assets, Net	$215,250	$75,908

* The shorter of three years or the life of the lease.

Depreciation expense pertaining to fixed assets during the three months ended March 31, 2010 and 2009 was $14,385 and $-0-, respectively.

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

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

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

We allocated a portion of the proceeds from the Convertible Note to the conversion feature based on the relative fair value of the principal amount and the conversion feature. The relative fair value of the conversion feature, which amounted to $69,429, was recorded as a discount to the Convertible Note and a corresponding increase to a derivative liability. This discount amount was being amortized to interest expense over the contracted term of the Convertible Note. During the three months ended March 31, 2009, we amortized $20,829 to interest expense.  The underlying note was repaid in full during 2009.

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

In connection with the issuance of the Convertible Note, we paid debt-issuance costs of $27,590, including a $12,500 fee to Whalehaven and $15,090 in legal and other costs. These debt issue costs were capitalized as debt issuance costs and were amortized to interest expense over the contracted term of the Convertible Note. During the three months ended March 31, 2009, we amortized $3,750 to interest expense.

Note 9 – Commitments and Contingencies

We lease space for our corporate headquarters and for our aggregation facilities located around the world under operating lease agreements that expire at various dates through October 2014.  Aggregate rent expense for all operating leases was $63,237 and $36,637, for the three months ended March 31, 2010 and 2009, respectively.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

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

Employment Agreements

We have entered into employment agreements with several of our current executives for initial terms of up to three years, which can or will be renewed for additional one year terms thereafter, unless written notice is provided by the respective parties. The agreements provide, among other things, for the payment of aggregate annual base salaries of approximately $825,000, as well as such incentive compensation and discretionary bonuses as the Board of Directors may determine. In addition, the employment agreements provide for up to eighteen months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to approximately $1,237,500 at March 31, 2010.

 Former Chief Operating Officer – Todd Oretsky

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

Customer and Vendor Concentrations

Our revenues are predominantly generated from the sale of precious metals to a related party. During each of the three month periods ended March 31, 2010 and March 31, 2009 this related party customer accounted for approximately 100% of our revenue.  At March 31, 2010 and December 31, 2009, the amount due from this customer was approximately 89% and 93% of our accounts receivable, respectively.

During the three months ended March 31, 2010, three vendors accounted for approximately 15%, 12% and 10% of our total purchases, and for the three months ended March 31, 2009 a related party vendor accounted for approximately 31% of our total purchases.  At March 31, 2010, one vendor accounted for approximately 12% of our accounts payable, and at December 31, 2009, a related party vendor and one other vendor accounted for approximately 17% and 12% of our total accounts payable, respectively.

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

On March 19, 2009, 2,200,000 shares of our Series A PS were converted into 2,200,000 shares of our common stock of which, 950,000 shares were converted by a family member of our Chief Financial Officer and 1,250,000 shares were converted by another shareholder.

On January 25, 2010, 3,000,000 shares of our Series A PS were converted into 3,000,000 shares of our common stock by a family member of our Chief Financial Officer.

Common Stock

Private Placements

During March 2009, we closed on a private placement transaction, whereby we issued 400,000 shares of our common stock and warrants granting the right to purchase up to 400,000 shares of our common stock to various investors. The warrants are exercisable for three years and have an exercise price of $0.40 per share. Gross proceeds from the sale amounted to $80,000, and were used for working capital purposes.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

On March 31, 2010, we closed on a private placement transaction (the “March 2010 PP”) whereby we issued 5,758,337 shares of our common stock at $0.20 per share.  Gross proceeds from the sale amounted to $1,151,667, of which $1,001,667 was received and was being held in escrow as of March 31, 2010 and the remaining $150,000 was received during the first week of April 2010.  At March 31, 2010, we have recorded $1,001,667 as subscriptions receivable on our unaudited condensed consolidated balance sheet representing the sale of 5,008,335 shares of our common stock.  $1,151,667 was released to us from escrow in April 2010.  The funds will be used for working capital.  There were no material offering costs associated with this transaction.

 Included in the March 2010 PP was an investment of $50,000 by Doug Feirstein, our Chief Executive Officer and an investment of $25,000 from Michael Moran, our Vice President of Corporate Development.

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

Share Grants

On December 22, 2008, we granted an aggregate of 2,000,000 shares of common stock to two employees.  The grant had a fair value of $600,000 based upon the quoted closing trading price of the stock on the date of the grant. Of the 2,000,000 shares, 500,000 were fully vested and the remaining 1,500,000 shares vest over a period of 30 months.  During the three months ended March 31, 2010, we identified an error in the term used for the calculation of the periodic amoritzation and recorded a one-time adjustment to the expense pertaining to this grant of $65,161, resulting in a negative expense for the period of $20,161.  During the three months ended March 31, 2009, we recognized $60,000 as expense pertaining to this grant.

During March 2009, we granted 750,000 shares of common stock to two employees.  The grant had a fair value of $292,500 based upon the quoted closing trading price of the stock on the date of the grant and will vest over a period of 36 months.  During the three months ended March 31, 2010 and 2009, we recognized $24,375 and $8,125 of expense pertaining to this grant, respectively.

During October 2009, we issued 870,666 shares of restricted common stock, having a fair value of $190,197, based upon the quoted closing trading price of our common stock as of the issuance dates, to directors. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date.  During the three months ended March 31, 2010, we recognized $46,853 as expense pertaining to this grant, including $34,375 as a result of the accelerated vesting for Neil McDermott in connection with his resignation from the Board on March 9, 2010.

On January 4, 2010, we issued 120,000 shares of restricted common stock, having a fair value of $36,000, based upon the quoted closing trading price of our common stock as of the issuance dates, to a consultant for technology services. The shares vested at the time of issuance and, as a result, during the three months ended March 31, 2010, we recognized $36,000 of expense pertaining to this grant.

On October 20, 2008, we granted 300,000 shares of common stock to Neil McDermott for his future service as a director.  In connection with his resignation, 200,000 shares of common stock that had not yet vested, were immediately vested.  During the three months ended March 31, 2010, we recognized $110,030 as compensation expense pertaining to this grant, including $94,780 as a result of the accelerated vesting for Mr. McDermott.

Common Stock Purchase Warrant Grants

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

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

Risk-free interest rate	0.37%
Expected dividend yield	0%
Expected volatility	189.44%
Expected life	3 years
Expected forfeitures	0%

We recorded stock based compensation expense of $199,530 during the three months ended March 31, 2010, related to this award.

The following summarizes our warrant activity for the period from December 31, 2009 through March 31, 2010:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding – December 31, 2009	21,800,003	$0.35	2.3
Granted	---
Exercised	---
Forfeited or Cancelled	(---)
Outstanding – March 31, 2010	21,800,003	$0.37	2.0
Exercisable – March 31, 2010	17,633,336	$0.41	1.9

At March 31, 2010, the total intrinsic value of all warrants outstanding and exercisable was $-0-.

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

On October 20, 2008, we granted 573,134 non-qualified stock options to contractors and non-employee directors for services to be rendered. The options are exercisable over a five-year term at $0.61 per share. Of the total options granted, 373,134 were issued to two non-employee directors under the terms of the Plan vesting annually in equal increments over a three-year period. The remaining 200,000 options were fully vested upon issuance. These options had an aggregate fair value of $275,964 using the Black-Scholes option-pricing model.  For each of the three month periods ended March 31, 2010 and 2009 we recognized $14,972 of expense related to the 373,134 options. The 200,000 fully vested options, had a fair value of $96,300, and were expensed in full during 2008.

On December 31, 2008, we granted 250,000 non-qualified stock options to an employee for future services. The options are exercisable over a five-year term, vesting quarterly in equal increments over a three-year period. These options are exercisable at $0.36 per share. These options had a fair value of $75,225 using the Black-Scholes option-pricing model.  For each of the three month periods ended March 31, 2010 and 2009 we recognized $6,269 of expense pertaining to these grants.

The total grant date fair value of the options listed above that were granted during 2008 was $481,939, based upon the use of a Black-Scholes option-pricing model using the following management assumptions:

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

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

For the three months ended March 31, 2010, we recognized $5,925 of expense pertaining to this grant.

During the fourth quarter of 2009, we granted options to purchase 1,164,709 shares of our common stock at a weighted average exercise price of $0.23 per share to our directors. The options have a five year contractual term and vest in equal quarterly installments over a period of three years. The estimated fair value of these stock options on their date of grant was $257,837, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	2.31-2.51%
Expected dividend yield	0%
Expected volatility	162.60-180.87%
Expected life	5 years
Expected forfeitures	0%

For the three months ended March 31, 2010, we recognized $50,417 of expense pertaining to these grants, including $32,145 pertaining to the accelerated vesting of shares issued to one of our directors in connection with his resignation from the Board.

During December 2009, we granted options to purchase 10,977,991 shares of our common stock at a weighted average exercise price of $0.27 per share to our employees. The options have a five year contractual term and vest in equal quarterly installments over a period of four years. The estimated fair value of these stock options on their date of grant was $2,974,821, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	2.49%
Expected dividend yield	0%
Expected volatility	190.48%
Expected life	5 years
Expected forfeitures	0%

For the three months ended March 31, 2010, we recognized $333,417 of expense pertaining to these grants, including $147,492 pertaining to the accelerated vesting of shares issued to our former Chief Operating Officer in accordance with his separation agreement.

On March 10, 2010, Money4Gold increased the aggregate number of shares of common stock which may be issued pursuant to the 2008 Equity Incentive Plan from 8,000,000 to 27,000,000.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

The following table summarizes our stock option activity for the period from December 31, 2009 through March 31, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2009	13,215,834	$0.45	4.8
Granted	---	---
Forfeited or Cancelled	---	---
Balance at March 31, 2010	13,215,834	$0.45	4.6	$	---
Exercisable at March 31, 2010	2,076,645	$0.33	4.4	$	---

The following table summarizes our stock option activity for non-vested options for the period from December 31, 2009 through March 31, 2010:

	Number of Options	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2009	12,595,364		$0.27
Granted	---	$	---
Vested	(1,456,175)		$0.27
Cancelled or Forfeited	(---)	$	---
Outstanding – March 31, 2010	11,139,189		$0.27

There were no options granted during the three months ended March 31, 2010. Total unamortized compensation expense related to stock options at March 31, 2010 amounted to $3,028,987 and is expected to be recognized over a weighted average period of 2.6 years.

Note 11 – Related Party Transactions

Refinery

During each of the three month periods ended March 31, 2010 and 2009, we recorded $46,907 in cost of revenue pertaining to prepaid refining services and $14,593 of amortization expense pertaining to a non-compete agreement, both of which pertain to our service agreement with Republic Metals Corporation.

Marketing Services

During the three months ended March 31, 2010 and March 31, 2009, we recorded $1,048,656 and $499,339, respectively, of marketing expense to an online marketing and lead generation services company in which our President is a 50% shareholder.

Note 12 – Geographic Information

We currently generate revenue exclusively from the sale of precious metals, including gold, silver and platinum, and from the sale of diamonds and other precious stones.  Our operations in each of our markets exhibit similar financial performance metrics and have similar economic characteristics.  As such, we have aggregated our operations around the world into a single operating segment.

Money4Gold Holdings, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2010

Below is a summary of our revenue and total assets by geographic region as of and for the periods indicated:

	United States	Canada	Europe	Consolidated
Revenue for the three months ended March 31, 2010	$8,046,582	$4,481,401	$4,744,150	$17,272,133
Total Assets at March 31, 2010	12,856,929	433,319	765,222	14,055,470

Revenue for the three months ended March 31, 2009	$1,012,389	183,249	—	$1,195,638
Total Assets at December 31, 2009	15,087,437	—	—	15,087,437

Note 13 – Subsequent Events

We evaluated subsequent events between the balance sheet date of March 31, 2010 and May 14, 2010, which represents the date the unaudited interim condensed consolidated financial statements were issued. There were no subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the United States Securities and Exchange Commission, or the SEC.

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

Our focus has been on providing a fast, secure and convenient service that enables the public to discretely sell their precious metals from the comfort and security of their home or office.  Our relationship with Republic Metals Corporation (the “Refinery”), allows us to secure current market prices for all of the precious metals we purchase on a daily basis. We are currently exploring additional future expansion plans that include the introduction of similar reverse logistics services for products other than precious metals.

Our corporate headquarters are located at 200 East Broward Blvd., Suite 1200 in Ft. Lauderdale, Florida. Our phone number is (954) 915-1550 and our corporate website can be found at www.money4gold.com.

Corporate History and Acquisitions

We were incorporated in Delaware on November 18, 2003. On July 23, 2008, we acquired Money4Gold, Inc., an early stage precious metals company, and changed our name to Money4Gold Holdings, Inc.  On May 7, 2009, we acquired MGE Enterprises Corporation, a Wyoming corporation, or MGE, operating in the United States under the names mygoldenvelope.com and sobredeoro.com. MGE brought extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales. MGE’s ability to reach a broader number of consumers through their experience in multi-language television advertising, direct response, and retail distribution and sales greatly accelerated our growth and increased our depth of management experience.

Diversification Plans

We are exploring several alternatives to diversify our business beyond precious metals by evaluating reverse logistics services for small consumer electronics and similar related components.  In connection with these plans, on May 7, 2010, we entered into a letter of intent to acquire all of the stock of Office Products Recycling Associates, Inc., or OPRA, a recycler of cell phones, smart phones, inkjet printer cartridges and toners within the business-to-business and direct-from-consumer markets.

Recent Trends

Our revenue during the third quarter 2009, the fourth quarter 2009 and the first quarter of 2010 was $6.8 million, $19.6 million, and $17.3 million, respectively.  For the first quarter of 2010, we experienced a lower Media Efficiency Rate (as defined below as MER). As discussed in more detail below under the Liquidity section, we believe this is a result of seasonality, recent negative portrayal of our industry by the media, and an under-performing advertising and marketing campaign aired during the first quarter of 2010, mainly in our European markets.  In response to these recent trends and developments, we are developing a replacement advertising and marketing campaign, examining our expense structure in each of our markets, and have slowed and/or temporarily suspended some projects while we re-evaluate our implementation strategy for our future plans.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. See Note 4 to our unaudited interim condensed consolidated financial statements found elsewhere in this report and Note 4 to our consolidated financial statements for the year ended December 31, 2009 as filed with the SEC for further discussion regarding our critical accounting policies and estimates.

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

Precious Metals

We grade the quality of the precious metals purchased from the public and estimate the total quantity of pure gold, silver and platinum received. We then lock in the current spot rate of each metal sufficient to cover the total quantity received in the current batch with the Refinery. After a holding period of at least 10 days to allow for returns, the precious metals are delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validates the quality of pure gold, silver, and platinum and remits the net payment to us based on the quantity of each precious metal at the agreed upon spot rates, as described above. Revenue is recognized upon melting of the precious metals and the validation of the quality and quantity of each precious metal by the Refinery.

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

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the unaudited interim condensed consolidated statement of operations, depending on the nature of the services provided.

Results of Operations

We currently generate revenue exclusively from the sale of precious metals, including gold, silver and platinum, and from the sale of diamonds.  Our operations in each of our markets exhibit similar financial performance metrics and have similar economic characteristics.  As such, we have aggregated our operations around the world into a single operating segment.

We acquired MGE on May 7, 2009 using the purchase method of accounting.  As such, the results of operations for MGE are only included in our consolidated results of operations from that date onward.  The pro forma results of operations as if the acquisition of MGE had occurred as of January 1, 2009 can be found in Note 6 to the unaudited interim condensed consolidated financial statements found elsewhere in this report, however the comparison of the pro forma results are not meaningfully different than the comparison of the actual results as presented below.

Results for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following table sets forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Three Months Ended March 31,		Change	Change
	2010	2009	(Dollars)	(Percentage)
Revenue	$17,272,133	$1,195,638	$16,076,495	1,345%
Cost of Revenue	6,335,660	549,890	5,785,770	1,052%
Gross Profit	10,936,473	645,748	10,290,725	1,594%
Sales and Marketing	10,723,204	872,984	9,850,220	1,128%
General and Administrative	2,682,395	1,100,012	1,582,383	144%
Operating Loss	(2,469,126)	(1,327,248)	(1,141,879)	86%
Interest Income (Expense), net	-	(27,284)	27,284	(100%)
Other Expense	(10,797)	(1,160)	(9,637)	831%
Net Loss	$(2,479,923)	$(1,355,692)	$(1,124,231)	83%

            Our revenue is largely dependent on the frequency and effectiveness of our direct response advertising and marketing campaigns.  As such, advertising and marketing expenditures represent our most significant costs, amounting to 62% and 73% of revenue for the three months ended March 31, 2010 and 2009, respectively.  We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness primarily based on projected revenue earned as compared to the cost of the advertisement, referred to as a Media Efficiency Rate, or MER.  There are a variety of factors that impact the MER including:

1.	The number of leads generated from an advertisement,

2.	The rate at which those leads convert into actual packs submitted by members of the public (the “Sellers”), and

3.	The average revenue generated from the packs received.

Each of these factors, and hence our MERs, vary by market and by the particular advertising method utilized within each market.

The 1,345% increase in revenue during the three months ended March 31, 2010, as compared to the same period in 2009 was driven by a 1,128% increase in the volume of advertising in 2010, as well as an increase in the overall effectiveness of those advertisements, as evidenced by the faster rate of growth in revenue as compared to advertising.  The experience brought by the MGE management team enabled us to identify and capitalize on opportunities to increase our MERs in our various markets during the three months ended March 31, 2010 as compared to the same period in 2009.  In addition, during 2010, we operated in several foreign markets in which we did not compete during the three months ended March 31, 2009, where less competition allows for higher MERs.  In each market, we were able to increase the number of leads generated by a single advertisement and/or increase the conversion rate of the leads into packs received back from Sellers either through better time slot placement or via more effective advertising content.  As discussed in more detail below in the Liquidity section, although MERs during the three months ended March 31 were higher in 2010 than in 2009, it was lower than in the fourth quarter of 2009.  Also contributing to the higher revenue was the increase in the value of an ounce of gold which has increased our revenue per ounce of gold received.

Direct advertising and marketing costs are expensed as incurred, but generally result in revenue being generated over the eight to twelve week period following the airing of the advertisement.  As a result, advertising and marketing investments made during the latter part of a financial period tend to have a disproportionately negative impact on profitability within that period and a disproportionately favorable impact on profitability in future periods.  This impact is generally difficult to measure as the future revenue is generated over extended periods of time and is contingent upon a variety of factors, including factors beyond our control.

Cost of revenue increased to $6,335,660 during the three months ended March 31, 2010, as compared to $549,890 during the same period in 2009. A significant portion of this increase is proportional to the increase in our revenue. We generally pay the Sellers a percentage of the market value of the gold we purchase from them.  Therefore a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. The other components of our cost of revenue, such as the direct costs and expenses required to ship, secure, grade, log and process the metals and stones internally are not directly correlated to the price of gold and other precious metals. As a result, although these costs have increased, our gross margin on a percentage basis is higher for the three months ended March 31, 2010 as compared to the same period in 2009 due to the increase in the value of an ounce of gold and other precious metals.

General and administrative expenses include professional fees for technology development, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses increased to $2,682,395 during the three months ended March 31, 2010, as compared to $1,100,012 during the same period of 2009. The increase is primarily a result of investments in our infrastructure to support our expansion into new markets including initial development of a new technology platform and the addition of several staff and multiple consulting projects aimed at properly managing the growth and expansion into new product offerings and new geographic markets.  As discussed below under the Liquidity section, based on recent trends and developments, we are examining our expense structure in each of our markets and have slowed and/or temporarily suspended some projects while we re-evaluate our implementation strategy for our future plans.  In addition, in 2010 we incurred depreciation expense on the assets acquired to support the infrastructure investments.

Interest expense, net of interest income, of $27,284 during the three months ended March 31, 2009 was primarily attributable to interest on our advances from the Refinery and interest pertaining to the convertible note payable obtained on March 4, 2009.

Liquidity and Capital Resources

During the three months ended March 31, 2010, we incurred a net loss of $2,479,923 (including $889,764 of non-cash charges) and generated $194,377 from our operations primarily as a result of an increase in our accounts payable of $1,098,295 and a decrease in our accounts receivable of $610,323. As of March 31, 2010, we had a $9,751,996 accumulated deficit and working capital deficit of $2,118,724.

During the three months ended March 31, 2010, our investing activities used net cash of $159,476, to purchase fixed assets.

As discussed above, we utilize direct response advertising and marketing campaigns, including television, radio, print and Internet to solicit precious metals including gold, silver and platinum as well as diamonds from the public. These advertising and marketing campaigns are our most significant use of cash from operations. Payment policies for these campaigns vary by country and range from standard 30 day payment terms to prepayments of up to one-month prior to the advertisement running. Once the advertisements run, we receive requests for mail order kits from potential Sellers, which they fill with the items they wish to sell and send the kit to our processing facility. After payment to the Sellers and holding the precious metals for a minimum period of time, we aggregate the precious metals received at our local processing facilities and prepare them for sale to the Refinery. The Refinery advances us 80% of the estimated value of the precious metals received each week, at an interest rate of 8% per annum. Upon physical receipt of the precious metals, up to three weeks later, the Refinery evaluates them to ascertain the final definitive value. At that point, we settle with the Refinery and they send us the additional amounts due.

Mail order kits are generally received back from the Sellers over an eight to twelve week period following the date of the advertisement. As such, we generally realize the cash benefits resulting from our advertisements in the two to fourteen weeks following the date on which an advertisement runs.

Our international operations were initiated by launching direct response advertising and marketing campaigns in Canada in late 2008 and then in the United Kingdom in early 2009.  During 2009 we have experienced rapid growth in these markets and, as a result, increased our advertising and marketing levels in those countries and continued expanding by commencing operations in several other European countries during the second half of 2009 and the first quarter of 2010.

Our consolidated revenue for the third and fourth quarter of 2009 of $6.8 million and $19.6 million, respectively, increased dramatically over the respective prior quarters and the fourth quarter of 2009 was profitable.  Our revenue during the first quarter of 2010 however, declined to $17.3 million and we incurred a net loss of $2,479,923.  Because of our limited size in the fourth quarter of 2008 and our rapid growth during 2009, we do not have sufficient comparable history to determine the level of seasonality of our business.  We believe that the first quarter 2010 revenue was lower than fourth quarter 2009, in part as a result of the holiday season in December 2009, during which time our advertising and marketing campaigns appear to be less effective.  Compounding the seasonal effects mentioned above however, we believe that negative representation of our industry by multiple media agencies in several of the markets in which we operate resulted in pressure on our MER.  These negative portrayals may have reduced the confidence the general public had in our industry in general.  Lastly, we periodically revise and update our advertising and marketing campaigns to replace certain aging commercials and keep our campaigns fresh.  During the first quarter of 2010, we aired several new commercials, mainly in our European markets.  These advertisements were substantially less effective than campaigns we had run previously, and we quickly reverted back to our prior campaigns.  We are currently developing new advertisements to replace the aging campaigns presently on the air. This process requires time to create a concept and bring it through production however, and there can be no assurance that when these new advertisements are completed and aired, that they will be successful.

As a result of the lower MER, we expect that our revenue will be lower in the second quarter of 2010 as compared to the first quarter of 2010, and possibly beyond.  We have re-evaluated our advertising and marketing campaigns in each of our markets and have scaled back our spending levels to focus on the markets and campaigns that continue to generate MER levels above certain minimum targets.  To minimize the impact of lower revenue on profitability and cash flows, we are examining our expense structure in each of our markets and have slowed and/or temporarily suspended some projects while we re-evaluate our implementation strategy for our future plans.  Specifically, we are deferring all or part of our executive salaries, assessing staffing levels based on current volume, reviewing contracts with minimum thresholds pertaining to existing services to ensure we are utilizing these services in an optimal fashion, and reassessing timing of our expansion plans.

Our future expansion plans include the introduction of similar reverse logistics services for products other than precious metals as a means of diversifying our operations and minimizing the risks of having only one service offering.  In connection with our future expansion plans, on May 7, 2010, we entered into a letter of intent to acquire all of the stock of OPRA, a recycler of cell phones, smart phones, inkjet printer cartridges and toners within the business-to-business and direct-from-consumer markets.  To complete the acquisition of OPRA, we will need to raise additional cash and/or issue additional shares of our stock which will be dilutive towards existing shareholders.

There can be no assurance that we can improve our MER or that we will continue to be successful with the execution of the first stages of our business plan, nor can there be assurance that continued implementation of our existing plans will generate profitability and positive cash flows in the future.  In addition, our expansion plans into similar reverse logistics services for products other than precious metals could require substantial amounts of capital beyond our current capabilities.

On March 31, 2010, we closed on a private placement transaction (the “March 2010 PP”) whereby we sold 5,758,337 shares of our common stock at $0.20 per share.  Gross proceeds from the sale amounted to $1,151,667, of which $1,001,667 was received and was being held in escrow as of March 31, 2010 and the remaining $150,000 was received during the first week of April 2010.  At March 31, 2010, we have recorded $1,001,667 as subscriptions receivable on our unaudited condensed consolidated balance sheet representing the sale of 5,008,335 shares of our common stock.  $1,151,667 was released to us from escrow in April 2010.  The funds will be used for working capital.  There were no material offering costs associated with this transaction.

 Included in March 2010 PP was an investment of $50,000 by Doug Feirstein, our Chief Executive Officer and an investment of $25,000 from Michael Moran, our Vice President of Corporate Development.  In addition, as part of this offering, Todd Oretsky, our former Chief Operating Officer, sold a number of shares equal to the number of shares sold by us at $0.10 per share.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities, including preferred stock, common stock and various debt financing transactions. We believe that the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 is a result of the successful implementation of the first stages of our business plan and that, if we can improve our returns on our media investments, control our costs accordingly, and raise sufficient capital to successfully acquire, integrate, and grow OPRA, continued implementation will generate steadily improving results and cash flows in the future. In addition, we are currently attempting to raise additional funds through the issuance of debt and/or equity securities.

Management believes that our cash balance on May 10, 2010 of approximately $1.1 million, current level of working capital, anticipated cash that will be received from revenue generated from advertisements that have already aired, and additional funds through the issuance of debt and/or equity securities will be sufficient to sustain operations through at least March 31, 2011.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including our future expansion plans, profitability and liquidity, anticipated capital expenditures, cash expected to be received from advertisements that have already run, our expectations regarding revenue, our belief regarding decreased revenues, our belief regarding having sufficient cash and our belief regarding working capital.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the impact of competition, the future prices of gold and other precious metals, future economic conditions, the condition of the global credit and capital markets, our ability to sell additional debt and/or equity securities, and the completion and integration of the OPRA acquisition.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2009.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Not applicable to smaller reporting companies.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 (the "Act"), as described below.

Name or Class of Investor	Date Sold	No. of Securities	Consideration

Series A Holder(1)	January 25, 2010	3,000,000 shares of common stock	Conversion of Series A Preferred Stock
Finder(2)	March 5, 2010	800,000 warrants exercisable at $0.50 per share	Finder’s Fee
Consultant(2)	March 5, 2010	120,000 shares of common stock	Consulting services
Investor relations(2)	March 5, 2010	250,000 shares of common stock	Settlement for cancelling agreement
Consultant(2)	March 5, 2010	50,000 shares of common stock	Consultant services
Recruiter(2)	March 5, 2010	48,750 shares of common stock	Recruiting services
Consultant(2)	March 5, 2010	28,150 shares of common stock	Consulting services
Investors(2)	March 31, 2010	5,758,337 shares of common stock	Purchased the shares in a private placement at $0.20 per share

(1) Exemption under Section 3(a)(9) of the Act.
(2) Exemption under Section 4(2) of the Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Share Exchange Agreement dated July 23, 2008 **	8-K	7/29/08	2.1
2.2	Share Exchange Agreement dated May 5, 2009 **	10-Q	8/19/09	2.2
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.I
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.6	Certificate of Correction	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.8	Amended and Restated Bylaws	10-Q	5/20/09	3.3
10.1	2008 Equity Incentive Plan*	10-Q	5/20/09	4.1
10.2	Amendment to the 2008 Equity Incentive Plan *				Filed
10.3	Form of Stock Purchase Agreement – 2010 Private Placement				Filed
10.4	Form of Registration Rights Agreement – 2010 Private Placement				Filed
10.5	Oretsky Severance, Consulting and Release Agreement *	10-K	3/31/10	10.14
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Money4Gold Holdings, Inc., 200 E. Broward Boulevard, Suite 1200, Fort Lauderdale, Florida 33301 Attention: Mr. Daniel Brauser.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEY4GOLD HOLDINGS, INC

May 14, 2010	/s/ Douglas Feirstein
Douglas Feirstein
Chief Executive Officer (Principal Executive Officer)

May 14, 2010	/s/ Daniel Brauser
Daniel Brauser
Chief Financial Officer (Principal Financial Officer)