Form 10-Q
period 2010-06-30
Upstream Worldwide, Inc.
filed 2010-08-20
CIK 1271075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-50494

Upstream Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0412432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 E. Broward Blvd., Suite 1200 Ft. Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

(954) 915-1550
 (Registrant’s telephone number, including area code)

Money4Gold Holdings, Inc.
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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 19, 2010
Common Stock, $0.0001 par value per share	195,776,816 shares

Upstream Worldwide, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash	$497,168	$297,426
Accounts receivable - related party	286,725	1,083,487
Inventory	217,383	855,763
Prepaid asset - related party - current portion	187,627	187,627
Prepaid expenses and other current assets	209,045	667,605
Total Current Assets	1,397,948	3,091,908

Fixed Assets - net	234,808	75,908

Other Assets:
Intangible assets - net	45,770	10,668
Intangible asset - related party - net	170,281	199,455
Prepaid asset - related party - net of current portion	359,619	453,432
Other assets	87,815	113,793
Goodwill	11,142,273	11,142,273
Total Other Assets	11,805,758	11,919,621

Total Assets	$13,438,514	$15,087,437

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,117,029	$1,432,428
Accounts payable - related party	50,554	45,984
Accrued expenses	391,021	241,038
Deferred revenue	475,790	1,576,462
Total Current Liabilities	2,034,394	3,295,912

Stockholders' Equity:
Convertible Series A preferred stock, ($0.0001 par value, 25,000,000 shares authorized, 400,000 and 3,400,000 issued and outstanding, respectively)	40	340
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 195,594,998 and 183,208,004 shares issued and outstanding, respectively)	19,560	18,321
Additional paid in capital	21,698,978	19,080,568
Accumulated deficit	(10,070,825)	(7,272,073)
Accumulated other comprehensive loss	(243,633)	(35,631)
Total Stockholders' Equity	11,404,120	11,791,525

Total Liabilities and Stockholders' Equity	$13,438,514	$15,087,437

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$7,756,322	$1,490,560	$25,028,455	$2,676,002
Cost of revenue	2,707,189	581,666	8,429,725	1,072,886
Gross Profit	5,049,133	908,894	16,598,730	1,603,116
Sales and marketing expenses	3,738,794	1,024,384	15,075,122	1,937,331
General and administrative expenses	1,633,398	1,387,694	4,315,793	2,496,227
Loss from Operations	(323,059)	(1,503,184)	(2,792,185)	(2,830,442)

Other Income (Expense):
Interest expense	-	(43,347)	-	(70,621)
Loss on foreign exchange	4,229	-	(6,568)	-
Impairment of intangible assets	-	(48,500)	-	(48,500)
Change in fair value of derivative liability - embedded conversion feature	-	(86,025)	-	(87,185)
Warrant expense arising from repricing of investor warrants	-	(41,837)	-	(41,837)
Total Other Income (Expense) - Net	4,229	(219,709)	(6,568)	(248,143)
Net Loss	$(318,830)	$(1,722,893)	$(2,798,753)	$(3,078,585)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding during the period - basic and diluted	193,355,604	127,712,613	189,450,831	104,711,174

Comprehensive Loss:
Net loss	$(318,830)	$(1,722,893)	$(2,798,753)	$(3,078,585)
Foreign currency translation adjustment	(64,083)	(3,570)	(208,002)	(3,236)
Comprehensive Loss	$(382,913)	$(1,726,463)	$(3,006,755)	$(3,081,821)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,798,753)	$(3,078,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	-	48,500
Loss (Gain) on debt settlement	8,405	(12,426)
Warrant expense arising from repricing of investor warrants	-	41,837
Derivative expense	-	87,086
Stock based compensation expense	1,183,335	338,221
Amortization of debt discount	-	36,585
Amortization of debt issuance costs	-	9,449
Amortization of prepaid asset - related party	93,813	93,813
Depreciation and amortization	69,334	36,719
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable - related party	779,125	21,287
Inventory	625,368	(120,768)
Prepaid and other current assets	437,112	(11,472)
Other assets	-	(3,993)
Increase (decrease) in:
Accounts payable	356,419	386,239
Accounts payable - related party	(343,189)	(275,563)
Accrued expenses	123,957	81,789
Deferred Revenues	(1,075,678)	136,000
Net Cash Used In Operating Activities	(540,753)	(2,185,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to purchase fixed assets	(189,556)	(8,964)
Net cash acquired in acquisition	-	15,360
Cash paid to acquire intangible assets	-	(4,207)
Net Cash Provided by (Used In) Investing Activities	(189,556)	2,189

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	-	131,956
Proceeds from sale of common stock	1,151,667	-
Cash paid for direct offering costs	(41,843)	(27,591)
Proceeds from media line of credit	-	300,000
Proceeds from revolving line of credit	-	263,016
Repayment of line of credit	-	(257,826)
Proceeds from convertible note payable	-	250,000
Repayment of other notes payable	-	(50,000)
Proceeds from issuance of Series B Preferred Stock	-	250,000
Proceeds from issuance of common stock and warrants in private placement	-	610,000
Cash paid for direct offering costs pertaining to private placement	-	(26,449)
Net Cash Provided By Financing Activities	1,109,824	1,443,106

Net Increase (Decrease) in Cash	379,515	(739,987)

Effect of Exchange Rates on Cash	(179,773)	(15,056)

Cash - Beginning of Period	297,426	778,436

Cash - End of Period	$497,168	$23,393

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$2,402

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrual of covenant not to compete	$50,000	$-
Conversion of preferred stock into common stock	$300	$220
Shares issued in connection with A/P settlements	$311,643	$-
Shares issued in connection with repricing	$-	$225
Derivative liability arising from convertible note payable debt discount	$-	$69,529
Settlement of accounts payable with common stock	$-	$13,600
Accrual of dividends on Series B Preferred Stock	$-	$2,925

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

Note 1 – Organization and Business

Upstream Worldwide, Inc. (formerly, Money4Gold Holdings, Inc.) is based in Florida and, through our wholly-owned subsidiaries (collectively, “Upstream,” “Company,” “we,” “us,” and/or “our”), operates in the United States, Canada, and several countries in Europe. Through direct response advertising and marketing campaigns, we purchase, aggregate and resell precious metals, including gold, silver and platinum, and diamonds and other precious stones from the public.

Note 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is our opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended December 31, 2009 and the period from February 14, 2008 (inception) to December 31, 2008. The financial information as of December 31, 2009 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The interim results for the three or six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any future interim period.

Note 3 – Liquidity and Management’s Plans

We incurred a net loss of $318,830 and $2,798,753 for the three and six months ended June 30, 2010, respectively (including $1,354,887 of non-cash charges during the six months ended June 30, 2010).  As of June 30, 2010, we had an accumulated deficit of $10,070,825 and working capital deficit of $636,447.

As discussed in Note 13, on August 5, 2010, our Board of Directors approved the borrowing of up to $500,000 through the issuance of one-year secured notes paying 25% interest per annum to a relative of our Chief Financial Officer and another shareholder and authorized us to sell up to $4,000,000 of Units in a private placement.  On July 21, 2010, we received an initial advance of $70,000 under the secured notes. We sold 2,943,750 shares of Series B Preferred Stock and 73,593,750 warrants to purchase our common stock for gross proceeds of $2,943,750, of which $2,007,500 has been received as of  the filing day of this report.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities, including preferred stock, common stock and various debt financing transactions. Our consolidated revenue for the third and fourth quarter of 2009 of $6.8 million and $19.6 million, respectively, increased dramatically over the respective prior quarters and the fourth quarter of 2009 was profitable.  Our revenue during the first quarter of 2010 however, declined to $17.3 million and declined again to $7.8 million during the second quarter of 2010.  We believe that the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 is a result of the successful implementation of the first stages of our business plan however, because of our limited size in the fourth quarter of 2008 and our rapid growth during 2009, we do not have sufficient comparable history to determine the level of seasonality of our business.  We believe that the first half 2010 revenue was lower than second half 2009, in part as a result of the holiday season in December 2009, during which time our advertising and marketing campaigns appear to be less effective.  In addition, we believe that increased competition and negative representation of our industry by multiple media agencies in several of the markets in which we operate resulted in pressure on our performance.  We believe that if we can improve our returns on our media investments and control our costs accordingly, continued implementation of our business plans, including expansion into recycling of small electronics such as cellular phones, will generate steadily improving results and cash flows in the future.

Management believes that our cash balance on August 18, 2010 of approximately $2.0 million, current level of working capital, and anticipated cash that will be received from revenue generated from advertisements that have already aired will be sufficient to sustain operations through at least June 30, 2011. However, there can be no assurance that the plans and actions proposed by management will be successful, that we will continue to generate revenue from advertisements that have already aired, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that our efforts to raise additional funds through the issuance of debt and/or equity securities will be successful or that in the event additional sources of funds are needed to continue operations, that they will be available on acceptable terms, if at all.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

Note 4 – Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Upstream and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position at December 31, 2009 or on the results of operations for the periods presented.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. At June 30, 2010 and December 31, 2009, there were no cash equivalents.

We minimize credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of our primary financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. We had no uninsured balances at June 30, 2010 or December 31, 2009.

Revenue Recognition

We generate revenue predominantly from the sale of precious metals, including gold, silver and platinum, and from the sale of diamonds and other precious stones. Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

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

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses on our unaudited interim condensed consolidated statements of operations. Advertising expense amounted to $11,410,328 and $1,833,789 for the six months ended June 30, 2010 and 2009, respectively.

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

The computation of basic and diluted loss per share for the three and six months ended June 30, 2010 and 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2010	December 31, 2009
Convertible Preferred Stock	400,000	3,400,000
Common Stock Purchase Warrants	18,675,003	21,800,003
Stock Options	16,305,659	13,215,834
	35,380,662	38,415,837

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

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

The following are the major categories of assets measured at fair value on a nonrecurring basis at June 30, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Quoted Prices in Inactive Markets for Identical Assets	Level 3: Significant Unobservable Inputs	Total at June 30, 2010
Goodwill	$-0-	$11,142,273	$-0-	$11,142,273
Total	$-0-	$11,142,273	$-0-	$11,142,273

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

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

We used the acquisition method of accounting in connection with the acquisition of MGE and accordingly, our unaudited interim condensed consolidated financial statements include the results of operations of MGE for the three and six months ended June 30, 2010 and for the period from May 7, 2009 to June 30, 2009.

The following unaudited condensed consolidated pro forma information gives effect to the acquisition of MGE as if the transaction had occurred on January 1, 2009. The following pro-forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition been completed on January 1, 2009, nor are they indicative of results that may occur in any future periods:

	Three	Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
Revenues	$2,371,318	$5,615,666
Net Loss	(1,568,901)	(3,456,961)

Basic and Diluted Loss from Continuing Operations per Common Share	$(0.01)	$(0.02)
Basic and Diluted Weighted Average Shares Outstanding	159,643,081	156,419,346

Note 7 –Fixed Assets

Fixed assets consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009	Estimated Useful Life
Leasehold Improvements	$149,524	$39,694	*
Security Equipment	78,012	26,005	7years
Computers	18,227	6,024	3years
Furniture and Fixtures	11,215	2,397	7years
Office Equipment	3,386	3,386	3years
	260,364	77,506
Less: Accumulated Depreciation	(25,556)	(1,598)
Fixed Assets, Net	$234,808	$75,908

* The shorter of three years or the life of the lease.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

Depreciation expense pertaining to fixed assets amounted to $14,927 and $0 for the three months ended June 30, 2010 and 2009, respectively, and to $24,438 and $0 for the six months ended June 30, 2010 and 2009, respectively.

Note 8 –Debt and Other Financing

Convertible Note Payable

On March 4, 2009, we issued a $250,000 Convertible Note Payable (the “Convertible Note”) to Whalehaven Capital Fund Limited (“Whalehaven”). The Convertible Note had a three month term, bore interest at an annual rate of 15% compounded monthly beginning on the date of issuance, and was secured by all of our assets. The due date for all principal and accrued interest of June 1, 2009 was subsequently extended to June 1, 2010.  The Convertible Note was paid in full, along with all accrued interest, on October 5, 2009. We used the $237,500 net proceeds received from this Convertible Note to provide working capital. We recorded interest expense of $6,948 and $9,642 for the three and six months ended June 30, 2009, respectively, pertaining to the Convertible Note.

In connection with the issuance of the Convertible Note, we paid costs of $27,591 which were capitalized as debt issuance costs. During the three and six months ended June 30, 2009, we amortized $5,698 and $9,449, respectively, of the debt issue costs to interest expense.

The relative fair value of the conversion feature, which amounted to $69,429, was recorded as a discount to the Convertible Note and a corresponding derivative liability – embedded conversion feature. During the three and six months ended June 30, 2009, we amortized $15,656 and $36,485. respectively, of the discount to interest expense.

The fair value of the derivative liability – embedded conversion feature was recalculated at each subsequent quarterly balance sheet date and on the date that the maturity date was extended.  We recorded expense of $86,025 and $87,185 for the three and six months ended June 30, 2009, respectively, representing the net increase in the fair value of the derivative liability – embedded conversion feature.

Media Line of Credit

We obtained a line of credit of up to $300,000 in May 2009 to be used to finance our media and advertising campaigns, as most of our vendors require payment in advance. In July 2009, the total amount available under the line of credit was increased to $500,000. This facility was due on demand, accrued interest based on a percentage of revenue generated from the media purchased with this money capped at 1.5% of the principal amount outstanding per week and was secured by our accounts receivable and inventory. On September 30, 2009, we converted the $500,000 outstanding principal balance into 5,834,306 shares of our common stock resulting in a loss from conversion of $550,175 based upon the fair value of the stock on the date of conversion of $1,050,175. For the three and six months ended June 30, 2009, we recorded interest expense of $12,643 pertaining to this line of credit.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

Notes Payable - Other

In connection with the acquisition of MGE, we assumed certain notes payable totaling $194,785 at the time of the acquisition. The notes bore interest at 12% per annum and were due on December 31, 2009. On October 19, 2009, we paid $153,322, which represented the entire remaining principal balance and all accrued interest pertaining to these notes on that date. For the three and six months ended June 30, 2009, we recorded interest expense of $2,402 pertaining to these notes.

Note 9 – Commitments and Contingencies

We lease space for our corporate headquarters and for our aggregation facilities located around the world under operating lease agreements that expire at various dates through October 2014.  Aggregate rent expense for all operating leases was $86,939 and $38,257 for the three months ended June 30, 2010 and 2009, respectively, and $207,936 and $74,888 for the six months ended June 30, 2010 and 2009, respectively.

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

Employment Agreements

We have entered into employment agreements with several of our current executives for initial terms of up to three years, which can or will be renewed for additional one year terms thereafter, unless written notice is provided by the respective parties. The agreements provide, among other things, for the payment of aggregate annual base salaries of approximately $825,000, as well as such incentive compensation and discretionary bonuses as the Board of Directors may determine. In addition, the employment agreements provide for up to eighteen months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to approximately $1,237,500 at June 30, 2010.  During the second quarter of 2010, the executives covered by these employment agreements have accepted deferrals of their salaries.  At June 30, 2010 the total amount deferred that pertains to the executives covered by employment agreements was approximately $75,000.  The timing of the repayment of the deferrals has not yet been determined.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

Former Chief Operating Officer – Todd Oretsky

On February 2, 2010, Mr. Oretsky resigned as our Chief Operating Officer and as a member of our Board of Directors on mutually agreeable terms with the Company to pursue other opportunities. We have suspended payments to Mr. Oretsky previously agreed to under a Consulting and Release Agreement.

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

Customer and Vendor Concentrations

Our revenues are predominantly generated from the sale of precious metals to a related party. During each of the three and six month periods ended June 30, 2010 and June 30, 2009 this related party customer accounted for approximately 100% of our revenue.  At June 30, 2010 and December 31, 2009, the amount due from this customer was approximately 63% and 93% of our accounts receivable, respectively.

During the six months ended June 30, 2010, 2 vendors accounted for approximately 14% and 10% of our total purchases, and for the six months ended June 30, 2009, 1 vendor accounted for approximately 12 % of our total purchases.

At June 30, 2010, one vendor accounted for approximately 12% of our accounts payable, and at December 31, 2009, a related party vendor and one other vendor accounted for approximately 17% and 12% of our total accounts payable, respectively.

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

Convertible Redeemable Series B Preferred Stock

In 2009 we issued Convertible Redeemable Series B Preferred Stock (“2009 Series B PS”) which was non-voting, had a liquidation preference equal to $250,000, was entitled to a 7% annual dividend, payable in cash or stock, that accrued quarterly and was redeemable, at the option of the holder, 90 days after the date of issuance.

On April 30, 2009, a relative of our Chief Financial Officer invested $250,000 and received 25,000 shares of our 2009 Series B PS (stated value of $10/share), which were, along with all accrued dividends, subsequently converted into 1,695,754 shares of our common stock.

As discussed in more detail in Note 13, on August 19, 2010, we sold 2,943,750 shares of a new Series B Preferred Stock with different provisions and 73,593,750 warrants for gross proceeds of $2,943,750.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

Common Stock

In connection with a private placement transaction that closed in February 2009 (“February 2009 PP”), we issued 3,050,000 shares of our common stock and warrants granting the right to purchase up to 3,050,000 shares of our common stock to various investors. The warrants are exercisable for three years and have an exercise price of $0.40 per share. Gross proceeds from the sale amounted to $610,000, and were used for working capital purposes. In connection with the February 2009 PP, we incurred direct offering costs of $26,449.

In connection with the February 2009 PP, we agreed that, under certain conditions, if an investor in the February 2009 PP had also invested in the private placement transaction that closed in September 2008 (the “September 2008 PP”), we would re-price the shares purchased under the September 2008 PP.

As a result of this re-pricing, we issued an additional 2,250,000 shares of our common stock. In addition, we agreed to cancel 4,500,000 common stock purchase warrants from the September 2008 PP with an exercise price of $0.50 per share and reissue 6,750,000 common stock purchase warrants with an exercise price of $0.40 per share. The exchange of the common stock purchase warrants resulted in an expense of $41,837, which was calculated as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.

We have considered the re-pricings in terms of a ratchet down provision as discussed in ASC 815 and have determined that, since these were isolated events, and there are no outstanding equity holders who have ratchet down rights, there are no potential derivative liabilities.

On March 31, 2010, we closed on a private placement transaction (the “March 2010 PP”) whereby we issued 5,758,337 shares of our common stock at $0.20 per share.  Gross proceeds from the sale amounted to $1,151,667, which will be used for working capital.  Offering costs associated with this transaction amounted to $41,843.

Included in the March 2010 PP was an investment of $50,000 by Doug Feirstein, our Chief Executive Officer and an investment of $25,000 from Michael Moran, our Vice President of Corporate Development.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

Share Grants

On October 1, 2008, we granted 50,000 shares of restricted common stock to a consultant for services rendered. The shares are fully vested and non-forfeitable, and had a fair value of $44,500 based upon the quoted closing price of the stock as of the issuance date. Furthermore, in accordance with a consulting agreement, we were   to grant an additional 50,000 shares of stock for future services six months from the date of the original grant. As of June 30, 2009 the stock was valued at $18,000 based upon the quoted closing price of the stock. The value of the stock is adjusted on a monthly basis over the six-month term of the agreement so that the requisite portion of the expense corresponding to the service period is being recognized. During 2008, we recognized $9,000 in consulting expenses and during the six months ended June 30, 2009, we recognized the remaining $9,000 in consulting expenses.

On October 20, 2008, we granted 300,000 shares of restricted common stock to a director upon appointment to the Board. The grant had a fair value of $183,000 based upon the quoted closing trading price of the stock on the date of the grant. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date.  In connection with his resignation on March 9, 2010, 200,000 shares of common stock that had not yet vested, were immediately vested.  We recorded $110,030 for the six months ended June 30, 2010 as expense pertaining to this grant, including $94,780 as a result of the accelerated vesting.  We recorded $15,250 and $ 31,500 for the three and six month periods ended June 30, 2009, respectively as expense pertaining to this grant.

On December 22, 2008, we granted an aggregate of 2,000,000 shares of common stock to two employees.  The grant had a fair value of $600,000 based upon the quoted closing trading price of the stock on the date of the grant. Of the 2,000,000 shares, 500,000 were fully vested and the remaining 1,500,000 shares vest over a period of 30 months.  We recorded $45,000 and $60,000 for the three months ended June 30, 2010 and 2009, respectively, and $24,788 and $125,110 for the six months ended June 30, 2010 and 2009, respectively, as expense pertaining to this grant.

During March 2009, we granted 750,000 shares of common stock to two employees.  The grant had a fair value of $292,500 based upon the quoted closing trading price of the stock on the date of the grant and will vest over a period of 36 months.  We recorded $24,375 and $32,500 for the three months ended June 30, 2010 and 2009, respectively, and $48,750 and $32,500 for the six months ended June 30, 2010 and 2009, respectively, as expense pertaining to this grant.

During April, 2009, we issued 3,223 shares of our common stock, with a fair value of $1,000 based on the quoted closing price, to an employee for services rendered. This amount was recorded as expense in the period the shares were granted.

During June 2009, we issued 265,000 shares of our common stock, with a fair value of $71,700 based on the quoted closing price, to consultants for services rendered. This amount was recorded as expense in the period the shares were granted.

During June 2009, we issued 46,500 shares of our common stock, with a fair value of $13,600 based upon the quoted closing price, to vendors as payment on outstanding liabilities. We recognized a gain on settlement of accounts payable of $12,426 as a result of these transactions.

During October 2009, we issued 870,666 shares of restricted common stock, having a fair value of $190,197, based upon the quoted closing trading price of our common stock as of the issuance dates, to directors. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date.  We recorded $12,478 and $59,330 for the three and six months ended June 30, 2010, respectively, as expense pertaining to this grant.  Included in the total for the six months ended June 30, 2010 is a charge for $34,375 resulting from the accelerated vesting of shares granted to Neil McDermott in connection with his resignation from the Board on March 9, 2010.

On January 4, 2010, we issued 120,000 shares of common stock, having a fair value of $36,000, based upon the quoted closing trading price of our common stock as of the issuance dates, to a consultant for technology services. This amount was recorded as expense in the period the shares were granted.

On May 26, 2010, we issued 3,058,657 shares of common stock, having a fair value of $326,188, based upon the quoted closing trading price of our common stock as of the issuance dates, to vendors as consideration for outstanding accounts payable owed to them. We agreed to issue an additional 181,818 shares of common stock to one vendor when the registration statement registering the underlying shares was declared effective by the SEC.  The SEC declared the registration statement effective on July 17, 2010.  We recorded a loss of $8,404 in connection with these transactions.

Common Stock Purchase Warrant Grants

During November 2009, we granted 5,000,000 warrants to a consultant for services to be performed.  The warrants have an exercise price of $0.23, are exercisable for three years and vest ratably over a twelve month period.  The estimated fair value of these stock warrants on their date of grant was $798,119, which we estimated using the Black-Scholes option pricing model.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

The agreement was terminated effective March 15, 2010. As a result, 3,125,000 warrants were cancelled and no further warrants vested after that date.  We recorded $166,275 for the six months ended June 30, 2010 as expense pertaining to this grant.

The following summarizes our warrant activity for the period from December 31, 2009 through June 30, 2010:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding – December 31, 2009	21,800,003	$0.35	2.3
Granted	—
Exercised	—
Forfeited or Cancelled	(3,125,000)	0.23
Outstanding – June 30, 2010	18,675,003	$0.40	1.7
Exercisable – June 30, 2010	15,550,003	$0.43	1.6

At June 30, 2010, the total intrinsic value of all warrants outstanding and exercisable was $-0-.

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

On October 20, 2008, we granted 250,000 stock options to two non–employee contractors for future services. The options were exercisable over a five-year term, vesting quarterly in equal installments over a 3 year term. These options were exercisable at $0.30 per share and had a fair value of $130,750 using the Black-Scholes option-pricing model. We recorded $8,717 and $19,613 for the three and six months ended June 30, 2009, respectively, as expense pertaining to this grant.  During 2009, all 250,000 options were cancelled, therefore no expense was recorded in 2010.

On October 20, 2008, we granted 573,134 stock options to contractors and non-employee directors for services to be rendered. The options are exercisable over a five-year term at $0.61 per share. Of the total options granted, 373,134 were issued to two non-employee directors under the terms of the Plan vesting annually in equal increments over a three-year period. The remaining 200,000 options were fully vested upon issuance. These options had an aggregate fair value of $275,964 using the Black-Scholes option-pricing model.  We recorded $14,972 and $14,972 for the three months ended June 30, 2010 and 2009, respectively, and $29,994 and $29,994 for the six months ended June 30, 2010 and 2009, respectively, as expense pertaining to the 373,134 option grant. The 200,000 fully vested options, had a fair value of $96,300, and were expensed in full during 2008.

On December 31, 2008, we granted 250,000 stock options to an employee for future services. The options were exercisable over a five-year term, vesting quarterly in equal increments over a three-year term. These options were exercisable at $0.36 per share and had a fair value of $75,225 using the Black-Scholes option-pricing model.  On March 15, 2010, the remaining unvested options were cancelled.   We recorded $0 and $6,269 for the three months ended June 30, 2010 and 2009, respectively, and $6,269 and $12,538 for the six months ended June 30, 2010 and 2009, respectively, as expense pertaining to this grant.

During the second quarter of 2009, we granted 250,000 stock options to an employee for future services.  The options are exercisable at $0.31 per share over a five-year term, vesting quarterly in equal increments over a three-year term.  We recorded $5,925 and $5,266 for the three months ended June 30, 2010 and 2009, respectively, and $11,850 and $5,266 for the six months ended June 30, 2010 and 2009, respectively, as expense pertaining to this grant.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

During the fourth quarter of 2009, we granted 1,164,709 stock options to the members of our board of directors for future services.  The options are exercisable at a weighted average $0.23 per share over a five-year term, vesting quarterly in equal increments over a three-year term.  We recorded $17,590 and $68,007 for the three and six months ended June 30, 2010, respectively, as expense pertaining to this grant.  Included in the total for the six months ended June 30, 2010 is a charge for $32,145 resulting from the accelerated vesting of options granted to Neil McDermott in connection with his resignation from the Board on March 9, 2010.

During December 2009, we granted 10,977,991 stock options to our employees for future services.  The options are exercisable at an exercise price of $0.27 per share over a five-year term, vesting quarterly in equal increments over a four-year term.  We recorded $171,141 and $504,558 for the three and six months ended June 30, 2010, respectively, as expense pertaining to these grants.  Included in the total for the six months ended June 30, 2010 is a charge for $156,910 resulting from the accelerated vesting of options granted to our former Chief Operating Officer in connection with his separation agreement.

During the second quarter of 2010, we granted 3,900,000 stock options to our employees for future services, including 3,500,000 to our Chief Accounting Officer.  The options are exercisable at a weighted average exercise price of $0.15 per share over a five-year term, with 656,250 vesting immediately and the remainder vesting quarterly in equal increments over a four-year term.  We recorded $117,484 for the three and six months ended June 30, 2010 as expense pertaining to these grants.  These options had a fair value of $554,241 using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	0.17 - 2.46%
Expected dividend yield	0%
Expected volatility	197.39 - 207.65%
Expected life	6 mos - 5 years
Expected forfeitures	0%

On March 10, 2010, we increased the aggregate number of shares of common stock which may be issued pursuant to the 2008 Equity Incentive Plan from 8,000,000 to 27,000,000.

The following table summarizes our stock option activity for the period from December 31, 2009 through June 30, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2009	13,215,834	$0.45	4.8
Granted	3,900,000	0.15
Forfeited or Cancelled	(810,175)	0.27
Balance at June 30, 2010	16,305,659	0.25	4.5	$—
Exercisable at June 30, 2010	3,610,653	$0.27	4.5	$—

The following table summarizes our stock option activity for non-vested options for the period from December 31, 2009 through June 30, 2010:

	Number of Options	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2009	12,595,364	$0.27
Granted	3,900,000	0.15
Vested	(3,094,350)	0.23
Cancelled or Forfeited	(706,008)	0.27
Outstanding – June 30, 2010	12,695,006	$0.24

Total unamortized compensation expense related to stock options at June 30, 2010 amounted to $3,338,930 and is expected to be recognized over a weighted average period of 2.5 years.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

Note 11 – Related Party Transactions

Refinery

We recorded $46,906 and $93,813 for the three and six month periods ended June 30, 2010 and 2009, respectively, as cost of revenue pertaining to prepaid refining services and $14,593 and $29,186 for the three and six month periods ended June 30, 2010 and 2009, respectively, as amortization expense pertaining to a non-compete agreement, both of which pertain to our service agreement with Republic Metals Corporation.

Marketing Services

We recorded $969,853 and $149,935 for the three months ended June 30, 2010 and 2009, respectively, and $2,018,509 and $664,391 for the six months ended June 30, 2010 and 2009, respectively, as marketing expense to an online marketing and lead generation services company in which our President is a 50% shareholder.

Note 12 – Geographic Information

We currently generate revenue predominantly from the sale of precious metals, including gold, silver and platinum, and from the sale of diamonds and other precious stones.  Our operations in each of our markets exhibit similar financial performance metrics and have similar economic characteristics.  As such, we have aggregated our operations around the world into a single operating segment.

Below is a summary of our revenue and total assets by geographic region as of and for the periods indicated:

	United States	Canada	Europe	Consolidated
Revenue for the six months ended June 30, 2010	$10,864,508	$7,022,363	$7,141,584	$25,028,455
Total Assets at June 30, 2010	$12,786,173	$223,997	$428,344	$13,438,514

Revenue for the six months ended June 30, 2009	$1,977,301	$651,117	$47,584	$2,676,002
Total Assets at December 31, 2009	$13,143,253	$558,884	$1,385,300	$15,087,437

Note 13 – Subsequent Events

On August 3, 2010, our Board of Directors (the “Board”) approved the borrowing of up to $500,000 through the issuance of one-year secured notes paying 25% interest per annum to a relative of our Chief Financial Officer and another shareholder.  The other shareholder made an initial advance of $70,000 on July 21, 2010.  Although the final documents have not yet been executed, we expect that the notes will be secured by a first lien on the accounts receivable generated from the sale of cellular phones to a third party.

On August 3, 2010, our Board authorized us to sell up to $4,000,000 of Units in a private placement (the “August 2010 PP”).  In connection with the August 2010 PP, on August 19, 2010, we sold 2,943,750 shares of Series B PS and 73,593,750 warrants to purchase our common stock for gross proceeds of $2,943,750, of which $2,007,500 has been received as of the date of this filing.  Each share of Series B is convertible into 50 shares of our common stock upon the increase of our authorized capital to 650,000,000 shares of common stock.  The warrants are exercisable over a three-year period and are exercisable at $0.06 per share.  All of the securities issued in this private placement are subject to a lock-up agreement and cannot be sold for a period of 12 months.  These securities were sold without registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

Douglas Feirstein, our Chief Executive Officer, invested $100,000 in the August 2010 PP through an entity which he controls. This entity acquired 100,000 shares of Series B and 2,500,000 warrants.

On August 3, 2010, our Board recommended that we increase our authorized capital to 650,000,000 shares of common stock from the current 300,000,000 shares. The August 2010 PP and the option grants described below can result in as many as 287,191,723 additional shares of common stock being issued.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2010

Also on August 3, 2010, our Board authorized us to issue additional shares of common stock to investors in the March 2010 PP who also invested in the August 2010 PP.  Each investor who invested in the March 2010 PP and also invested in the August 2010 PP will receive a number of shares of common stock such that, including the shares purchased in the March 2010 PP (including the shares privately purchased from our former Chief Operating Officer) and the shares purchased in the August 2010 PP, the average price paid per share will be $0.06.  As of August 19, 2010, we are required to issue 13,775,000 additional shares of common stock in connection with this arrangement.

Also on August 3, 2010, to incentivize employees who were holding stock options with an exercise price below the current market price, our Compensation Committee reduced the exercise price on 13,430,954 existing stock options to the closing stock price on August 18, 2010.  The re-pricing was subject to the receipt by us of at least $2,000,000 in gross proceeds from the August 2010 PP.  Included in the existing stock options that were repriced were  555,556 options held by Douglas Feirstein, our Chief Executive Officer, 8,055,556 options held by Daniel Brauser, our Chief Financial Officer, and 3,777,778 options held by Michael Brachfeld, our Chief Accounting Officer.  Our compensation committee agreed that it will approve a grant of options to the Company’s management team making management’s total ownership of the Company’s outstanding equity securities 26% post financing (excluding outstanding warrants).

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

Company Overview

Overview

Upstream Worldwide, Inc. (“Upstream,” or the “Company,” formerly, Money4Gold Holdings, Inc.) is an emerging global leader in direct-from-consumer, reverse logistics, currently specializing in the procurement and aggregation of precious metals to be recycled.  We utilize consumer oriented advertising efforts to solicit individuals interested in liquidating unwanted items.  Through our global platform, we facilitate an end-to-end consumer solution, from acquisition through liquidation. We have a low cost, highly scalable and flexible business model that allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors.

Our focus has been on providing a fast, secure and convenient service that enables the public to discretely sell their precious metals from the comfort and security of their home or office.  Our relationship with Republic Metals Corporation, or the Refinery, allows us to secure current market prices for all of the precious metals we purchase on a daily basis. We are currently exploring additional future expansion plans that include the introduction of similar reverse logistics services for products other than precious metals.

Our corporate headquarters are located at 200 East Broward Blvd., Suite 1200 in Ft. Lauderdale, Florida. Our phone number is (954) 915-1550 and our corporate website can be found at www.money4gold.com.

Corporate History and Acquisitions

We were incorporated in Delaware on November 18, 2003. On July 23, 2008, we acquired Money4Gold, Inc., an early stage precious metals company, and changed our name to Money4Gold Holdings, Inc.  On May 7, 2009, we acquired MGE Enterprises Corporation, a Wyoming corporation, or MGE, operating in the United States under the names mygoldenvelope.com and sobredeoro.com. MGE brought extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales. MGE’s ability to reach a broader number of consumers through their experience in multi-language television advertising, direct response, and retail distribution and sales greatly accelerated our growth and increased our depth of management experience.  On June 11, 2010, we changed our name to Upstream Worldwide, Inc.

Diversification Plans

We are exploring several alternatives to diversify our business beyond precious metals by evaluating reverse logistics services for small consumer electronics and similar related components, such as cellular phones.  Revenue was first generated from these additional services in June 2010, but was not material.

Recent Trends

Our revenue during the third quarter 2009, the fourth quarter 2009, the first quarter of 2010 and the second quarter of 2010 was $6.8 million, $19.6 million, $17.3 million, and $7.8 million, respectively.  During the first half of 2010, we experienced a lower Media Efficiency Rate (as defined below as MER), as compared with the second half of 2009. As discussed in more detail below under the Liquidity section, we believe this is a result of seasonality, increased competition, recent negative portrayal of our industry by the media, and an under-performing advertising and marketing campaign aired during the first quarter of 2010, mainly in our European markets.  In response to these recent trends and developments, we have replaced the underperforming advertising and marketing campaign, adjusted our expense structure in each of our markets, and have slowed and/or temporarily suspended some projects while we re-evaluate our implementation strategy for our future plans.

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

Revenue Recognition

We generate revenue predominantly from the sale of precious metals, including gold, silver and platinum, and from the sale of diamonds and other precious stones. Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

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

Results of Operations

We currently generate revenue predominantly from the sale of precious metals, including gold, silver and platinum, and from the sale of diamonds.  Our operations in each of our markets exhibit similar financial performance metrics and have similar economic characteristics.  As such, we have aggregated our operations around the world into a single operating segment.

We acquired MGE on May 7, 2009 using the acquisition method of accounting.  As such, the results of operations for MGE are only included in our consolidated results of operations from that date onward.  The pro forma results of operations as if the acquisition of MGE had occurred as of January 1, 2009 can be found in Note 6 to the unaudited interim condensed consolidated financial statements found elsewhere in this report, however the comparison of the pro forma results are not meaningfully different than the comparison of the actual results as presented below.

Results for the Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009

Discussion regarding our sequential quarterly results during the second half of 2009, when we experienced rapid growth, and during the first half of 2010, when our revenue declined, can be found in more detail under the Liquidity section below.  Factors influencing the changes from the three months ended June 30 2010, as compared with the same period in 2009, are similar to the factors that influenced the changes from the six months ended June 30 2010 as compared with the same period in 2009.  As such, we have presented both comparisons in the tables below and discuss the comparisons simultaneously.

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2010	2009	(Dollars)	(Percentage)
Revenue	$7,756,322	$1,490,560	$6,265,762	420%
Cost of Revenue	2,707,189	581,666	2,125,523	365%
Gross Profit	5,049,133	908,894	4,140,239	456%
Sales and Marketing	3,738,794	1,024,384	2,714,410	265%
General and Administrative	1,633,398	1,387,694	245,704	18%
Depreciation and Amortization	-	-	-	0%
Operating Loss	(323,059)	(1,503,184)	1,180,125	-79%
Interest Income (Expense), net	-	(43,347)	43,347	-100%
Other Expense	4,229	(176,362)	180,591	-102%
Net Loss	$(318,830)	$(1,722,893)	$1,404,063	-81%

	Six Months Ended June 30,		Change	Change
	2010	2009	(Dollars)	(Percentage)
Revenue	$25,028,455	$2,676,002	$22,352,453	835%
Cost of Revenue	8,429,725	1,072,886	7,356,839	686%
Gross Profit	16,598,730	1,603,116	14,995,614	935%
Sales and Marketing	15,075,122	1,937,331	13,137,791	678%
General and Administrative	4,315,793	2,496,227	1,819,566	73%
Depreciation and Amortization	-	-	-	0%
Operating Loss	(2,792,185)	(2,830,442)	38,257	-1%
Interest Income (Expense), net	-	(70,621)	70,621	-100%
Other Expense	(6,568)	(177,522)	170,954	-96%
Net Loss	$(2,798,753)	$(3,078,585)	$279,832	-9%

Our revenue is largely dependent on the frequency and effectiveness of our direct response advertising and marketing campaigns.  As such, advertising and marketing expenditures represent our most significant costs, amounting to 48% and 69% of revenue for the three months ended June 30, 2010 and 2009, respectively, and 60% and 72% of revenue for the six months ended June 30, 2010 and 2009, respectively.  We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness primarily based on projected revenue earned as compared to the cost of the advertisement, referred to as a Media Efficiency Rate, or MER.  There are a variety of factors that impact the MER including:

1.	The number of leads generated from an advertisement,

2.	The rate at which those leads convert into actual packs submitted by members of the public (the “Sellers”), and

3.	The average revenue generated from the packs received.

Each of these factors, and hence our MERs, vary by market and by the particular advertising method utilized within each market.

The substantial increases in revenue during the three and six month periods ended June 30, 2010, as compared to the same periods in 2009 was driven by significant increases in the volume of advertising in 2010, as well as an increase in the overall effectiveness of those advertisements, as evidenced by the faster rate of growth in revenue as compared to advertising.  The experience brought by the MGE management team enabled us to identify and capitalize on opportunities to increase our MERs in our various markets during late 2009 and early 2010.  In addition, during 2009, we commenced operations in several foreign markets, where less competition allows for higher MERs.  In each market, we were able to increase the number of leads generated by a single advertisement and/or increase the conversion rate of the leads into packs received back from Sellers either through better time slot placement or via more effective advertising content.  As discussed in more detail below in the Liquidity section, MERs increased during the second half of 2009 and into the first quarter of 2010, before beginning to decline in the second quarter of 2010.  Also contributing to the higher revenue was the increase in the value of an ounce of gold which has increased our revenue per ounce of gold received.

Direct advertising and marketing costs are expensed as incurred, but generally result in revenue being generated over a period of up to eight to twelve weeks following the airing of the advertisement.  As a result, advertising and marketing investments made during the latter part of a financial period tend to have a disproportionately negative impact on profitability within that period and a disproportionately favorable impact on profitability in future periods.  This impact is generally difficult to measure as the future revenue is generated over extended periods of time and is contingent upon a variety of factors, including the receptiveness of our advertisements by the public and the age of the current advertisement, as well as factors beyond our control such as time of year, geography and significant television events that skew normal viewing patterns.

Cost of revenue increased significantly during the three and six month periods ended June 30, 2010, as compared to the same periods in 2009, mainly as a result of a strong correlation to revenue. We generally pay the Sellers a percentage of the market value of the gold we purchase from them.  Therefore a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. The other components of our cost of revenue, such as the direct costs and expenses required to ship, secure, grade, log and process the metals and stones internally are not directly correlated to the price of gold and other precious metals. As a result, although these costs have increased, our gross margin on a percentage basis is higher for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009 due to the increase in the value of an ounce of gold and other precious metals.

General and administrative expenses include professional fees for technology development, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses for the three and six month periods ended June 30, 2010 increased 18% and 73%, respectively, over the same periods in 2009. The increase is primarily a result of investments in our infrastructure to support our expansion into new markets including initial development of a new technology platform and the addition of several staff and multiple consulting projects aimed at properly managing the growth and expansion into new product offerings and new geographic markets.  As discussed below under the Liquidity section, based on recent trends and developments, we are examining our expense structure in each of our markets and have slowed and/or temporarily suspended some projects while we re-evaluate our implementation strategy for our future plans.  In addition, in 2010 we incurred depreciation expense on the assets acquired to support the infrastructure investments.

Interest expense, net of interest income, during the three and six month periods ended June 30, 2009 was primarily attributable to interest pertaining to the convertible note payable issued on March 4, 2009.

Liquidity and Capital Resources

During the six months ended June 30, 2010, we incurred a net loss of $2,798,753 (including $1,354,887 of non-cash charges) and used $540,753 in cash from our operations primarily as a result of the net loss and a decrease in deferred revenues, partially offset by decreases in our accounts receivable – related party, inventory and prepaid and other current assets and an increase in our accounts payable. As of June 30, 2010, we had a $10,070,825 accumulated deficit and working capital deficit of $636,447.

During the six months ended June 30, 2010, our investing activities used net cash of $189,556, to purchase fixed assets and our financing activities generated $1,109,824 in net proceeds from the sale of common stock.  In addition, as discussed in more detail below, after June 30, 2010, we entered into a new note payable arrangement and sold shares of our Series B Preferred Stock.

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

Mail order kits are generally received back from the Sellers over a period of up to eight to twelve weeks following the date of the advertisement. As such, we generally realize the cash benefits resulting from our advertisements over a similar time period.

Our international operations were initiated by launching direct response advertising and marketing campaigns in Canada in late 2008 and then in the United Kingdom in early 2009.  During 2009 we have experienced rapid growth in these markets and, as a result, increased our advertising and marketing levels in those countries and continued expanding by commencing operations in several other European countries during the second half of 2009 and the first quarter of 2010.  During the second quarter of 2010, we lowered our volume of advertising and marketing in the United States and abroad.

Our consolidated revenue for the third and fourth quarter of 2009 of $6.8 million and $19.6 million, respectively, increased dramatically over the respective prior quarters and the fourth quarter of 2009 was profitable.  Our revenue during the first quarter of 2010 however, declined to $17.3 million and declined again to $7.8 million during the second quarter of 2010.  We believe that the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 is a result of the successful implementation of the first stages of our business plan. However, because of our limited size in the fourth quarter of 2008 and our rapid growth during 2009, we do not have sufficient comparable history to determine the level of seasonality of our business.  We believe that the recent declining revenue trend was, in part, as a result of the holiday season in December 2009, during which time our advertising and marketing campaigns appear to be less effective.  In addition, we believe that increased competition and negative representation of our industry by multiple media agencies in several of the markets in which we operate resulted in pressure on our performance.  We have experienced increased levels of competition and negative portrayals by the media which may have reduced the confidence the general public had in our industry in general.  Lastly, we periodically revise and update our advertising and marketing campaigns to replace certain aging commercials and keep our campaigns fresh.  During the first quarter of 2010, we aired several new commercials, mainly in our European markets.  These advertisements were substantially less effective than campaigns we had run previously, and we quickly reverted back to our prior campaigns.  We are constantly fine tuning our existing advertising and marketing campaigns as well as developing new advertisements to replace aging campaigns. During the second quarter of 2010, we lowered our volume of advertising and marketing.  There can be no assurance that when existing advertisements are altered, or when new advertisements are created and aired, that they will be successful.

In response to the lower revenues generated in recent quarters, we are re-evaluating our advertising and marketing campaigns in each of our markets and scaling back our spending levels to focus on the markets and campaigns that continue to generate MER levels above certain minimum targets.  In addition, to minimize the impact of lower revenue on profitability and cash flows, we are adjusting our expense structure in each of our markets and have slowed and/or temporarily suspended some projects while we re-evaluate our implementation strategy for our future plans.  Specifically, we are deferring all or part of our executive salaries, assessing staffing levels based on current volume, reviewing contracts with minimum thresholds pertaining to existing services to ensure we are utilizing these services in an optimal fashion, and reassessing timing of our expansion plans. These adjustments have enabled us to reduce our net loss from $2,479,923 during the first quarter of 2010 to $318,830 during the second quarter of 2010.  As of June 30, 2010 and August 6, 2010, our executive management and staff have deferred a total of approximately $100,000 and $135,000 of their salaries, respectively.  The timing of the repayment of the deferrals has not yet been determined.

Our future expansion plans include the introduction of similar reverse logistics services for products other than precious metals as a means of diversifying our operations and minimizing the risks of having only one service offering.  Recently, we placed advertisements combining precious metals and cell phone recycling and have seen positive early results.  Though the early results are encouraging, we are still currently addressing the operational differences between aggregation and sale of cellular phones as compared with precious metals including aspects such as fulfillment, valuation, and most importantly, cash flows.  The resale market for electronics is not as fluid as that for precious metals.  As a result, the cycle time from the date we purchase the phone to the date we collect the proceeds from the sale is significantly longer than for precious metals.  To manage this gap, on August 5, 2010, our Board of Directors (the “Board”) approved the borrowing of up to $500,000 through the issuance of one-year secured notes paying 25% interest per annum to a relative of our Chief Financial Officer and another shareholder.  The other shareholder made an initial advance of $70,000 on July 21, 2010.  Although the final documents have not yet been executed, we expect that the notes will be secured by a first lien on the accounts receivable generated from the sale of cellular phones to a third party.

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

On March 31, 2010, we closed on a private placement transaction whereby we sold 5,758,337 shares of our common stock at $0.20 per share.  Gross proceeds from the sale amounted to $1,151,667, which will be used for working capital.  Offering costs associated with this transaction amounted to $41,843.

Included in the March 2010 financing was an investment of $50,000 by Doug Feirstein, our Chief Executive Officer, and an investment of $25,000 from Michael Moran, our Vice President of Corporate Development.  In addition, as part of this offering, Todd Oretsky, our former Chief Operating Officer, sold a number of shares equal to the number of shares sold by us at $0.10 per share.

In connection with the August 2010 PP, on August 19, 2010, we sold 2,943,750 shares of Series B PS and 73,593,750 warrants to purchase our common stock for gross proceeds of $2,943,750.

Douglas Feirstein, our Chief Executive Officer,  invested $100,000 in the August 2010 PP through an entity which he controls. This entity acquired 100,000 shares of Series B and 2,500,000 warrants.  See “Item 5. Other Information” below.

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

Management believes that our cash balance on August 18, 2010 of approximately $2.0 million, current level of working capital, and anticipated cash that will be received from revenue generated from advertisements that have already aired will be sufficient to sustain operations through at least June 30, 2011.

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

Forward-Looking Statements

This report contains forward-looking statements including future expansion plans, profitability and liquidity, cash expected to be received from advertisements that have already run, our expectations regarding revenue, our belief regarding decreased revenues, our belief regarding having sufficient cash and our belief regarding working capital.   Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include the future price of gold and precious metals which may cause consumers to recycle their precious materials, the effectiveness of our advertising campaigns, future economic conditions, the condition of the global credit and capital markets and the willingness of people to use us to recycle their cell phones.

Further information on our risk factors is contained in our filings with the SEC, including our Prospectus dated July 15, 2010.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

From time to time, we are periodically a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In addition to those unregistered securities previously disclosed in filings with the SEC, we have sold securities which are not registered under the Securities Act of 1933 (the "Act"), as described below.

Name or Class of Investor	Date Sold	No. of Securities	Consideratio n

Private Placement Investors(1)	August 19, 2010	2,943,750 shares of Series B Convertible Preferred Stock and 73,593,750 three-year warrants exercisable at $0.06 per share	Investors paid $100,000 per Unit(2)

(1)	Exempt under Section 4(2) of the Act and Regulation 506 thereunder.
(2)	Each Unit consists of 100,000 shares of Series B and 2,500,000 warrants.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

On August 5, 2010, our Board of Directors (the “Board”) approved the borrowing of up to $500,000 through the issuance of one-year secured notes paying 25% interest per annum to a relative of our Chief Financial Officer and another shareholder.  The other shareholder made an initial advance of $70,000 on July 21, 2010.  The notes will be secured by a first lien on the accounts receivable generated from the sale of cellular phones to a third party.

On August 3, 2010, our Board authorized us to sell up to $4,000,000 of Units in the August 2010 PP.  In connection with the August 2010 PP, on August 19, 2010, we sold 2,943,750 shares of Series B PS and 73,593,750 warrants to purchase our common stock for gross proceeds of $2,943,750, of which $2,007,500 has been received as of the date of this filing. Each share of Series B is convertible into 50 shares of our common stock upon the increase of our authorized capital to 650,000,000 shares of common stock.  The warrants are exercisable over a three-year period and are exercisable at $0.06 per share.  All of the securities issued in this private placement are subject to a lock-up agreement and cannot be sold for a period of 12 months.  These securities were sold without registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

Douglas Feirstein, our Chief Executive Officer, invested $100,000, in the August 2010 PP through an entity which he controls. This entity acquired 100,000 shares of Series B and 250,000,000 warrants.

On August 3, 2010, our Board recommended that we increase our authorized capital to 650,000,000 shares of common stock from the current 300,000,000 shares. The August 2010 PP and the option grants described below can result in as many as 287,191,723 additional shares of common stock being issued. We are currently in the process of soliciting from up to 10 shareholders, holding more than 50% of our voting stock, which is sufficient to increase our authorized common stock.

Also on August 3, 2010, our Board authorized us to issue additional shares of common stock to investors in the March 2010 PP who also invested in the August 2010 PP.  Each investor who invested in the March 2010 PP and also invested in the August 2010 PP will receive a number of shares of common stock such that, including the shares purchased in the March 2010 PP (including the shares privately purchased from our former Chief Operating Officer) and the shares purchased in the August 2010 PP, the average price paid per share will be $0.06.  As of August 19, 2010, we are required to issue 13,775,000 additional shares of common stock in connection with this arrangement.

Also on August 3, 2010, to incentivize employees who were holding stock options with an exercise price below the current market price, our Compensation Committee reduced the exercise price on 13,430,954 existing stock options to the closing stock price on August 18, 2010.  The re-pricing was subject to the receipt by us of at least $2,000,000 in gross proceeds from the August 2010 PP.  Included in the existing stock options that were repriced were  555,556 options held by Douglas Feirstein, our Chief Executive Officer, 8,055,556 options held by Daniel Brauser, our Chief Financial Officer, and 3,777,778 options held by Michael Brachfeld, our Chief Accounting Officer.  Additionally, our compensation committee agreed that it will approve a grant of options to the Company’s management team making management’s total ownership of the Company’s outstanding equity securities 26% post financing (excluding outstanding warrants).

On May 7, 2010, we entered into a letter of intent to acquire all of the stock of Office Products Recycling Associates, a recycler of cell phones, smart phones, inkjet printer cartridges and toners within the business-to-business and direct-from-consumer markets.   On July 1, 2010, however, we elected to allow the letter of intent to expire so we could remain focused on our existing core competencies and our internal expansion approach to cell phone recycling.

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Share Exchange Agreement dated July 23, 2008 **	8-K	7/29/08	2.1
2.2	Share Exchange Agreement dated May 5, 2009 **	10-Q	8/19/09	2.2
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.1
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.6	Certificate of Correction	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1A	7/12/10	3.8
3.9	Amended and Restated Bylaws	10-Q	5/20/09	3.3
10.1	Form of Executive Option Agreement *				Filed
10.2	Form of Director Option Agreement				Filed
10.3	Form of Director Restricted Stock Agreement				Filed
10.4	Stock Purchase Agreement	10-Q	5/14/10	10.2
10.5	Registration Rights Agreement	10-Q	5/14/10	10.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Upstream Worldwide, Inc., 200 E. Broward Boulevard, Suite 1200, Fort Lauderdale, Florida 33301 Attention: Mr. Michael Brachfeld.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM WORLDWIDE, INC

August 20, 2010	/s/ Douglas Feirstein
Douglas Feirstein
Chief Executive Officer (Principal Executive Officer)

August 20, 2010	/s/ Daniel Brauser
Daniel Brauser
Chief Financial Officer (Principal Financial Officer)