Form 10-Q
period 2010-09-30
Upstream Worldwide, Inc.
filed 2010-11-12
CIK 1271075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2010
Common Stock, $0.0001 par value per share	209,369,998 shares

Upstream Worldwide, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets

	At September 30, 2010	At December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash	$2,265,411	$297,426
Accounts receivable - related party	205,857	1,083,487
Inventory	214,732	855,763
Prepaid asset - related party - current portion	187,627	187,627
Prepaid expenses and other current assets	95,932	667,605
Total Current Assets	2,969,559	3,091,908

Fixed Assets - net	81,495	75,908

Other Assets:
Goodwill	-	11,142,273
Intangible assets - net	73,291	10,668
Intangible asset - related party - net	155,693	199,455
Prepaid asset - related party - net of current portion	312,712	453,432
Other assets	100,602	113,793
Total Other Assets	642,298	11,919,621

Total Assets	$3,693,352	$15,087,437

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1,211,028	$1,432,428
Accounts payable - related party	82,760	45,984
Accrued expenses	389,624	241,038
Deferred revenue	801,218	1,576,462
Derivative liability	3,456,041	-
Total Current Liabilities	5,940,671	3,295,912

Stockholders' Equity (Deficit):
Convertible Series A preferred stock, ($0.0001 par value, 25,000,000 shares authorized, 400,000 and 3,400,000 issued and outstanding, respectively)	40	340
Convertible Series B preferred stock, ($0.0001 par value, 4,000,000 and -0- shares authorized, respectively, 2,943,750 and -0- shares issued and outstanding, respectively) Liquidation preference $2,943,750	294	-
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 209,369,998 and 183,208,004 shares issued and outstanding, respectively)	20,937	18,321
Additional paid in capital	25,118,105	19,080,568
Accumulated deficit	(27,130,698)	(7,272,073)
Accumulated other comprehensive loss	(255,997)	(35,631)
Total Stockholders' Equity (Deficit)	(2,247,319)	11,791,525

Total Liabilities and Stockholders' Equity (Deficit)	$3,693,352	$15,087,437

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$4,117,668	$6,862,012	$29,146,123	$9,311,589
Cost of revenue	1,626,391	1,777,555	10,056,116	2,785,674
Gross Profit	2,491,277	5,084,457	19,090,007	6,525,915
Sales and marketing expenses	3,454,216	3,910,549	18,529,338	5,604,099
General and administrative expenses	1,273,009	2,176,055	5,588,802	4,714,556
Loss from Operations	(2,235,948)	(1,002,147)	(5,028,133)	(3,792,740)

Other Income (Expense):
Interest expense	-	(159,793)	-	(235,226)
Loss on foreign exchange	(6,287)	-	(12,855)	-
Registration rights penalty	-	(218,400)	-	(218,400)
Loss on settlement of debt	-	(550,175)	-	(550,175)
Impairment of fixed assets and prepaid expenses	(219,324)	-	(219,324)	-
Impairment of goodwill and intangible assets	(11,142,273)	-	(11,142,273)	(48,500)

Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	(512,291)	-	(512,291)	-
Change in fair value of derivative liability - embedded conversion feature	-	31,787	-	(55,399)
Warrant expense arising from repricing of investor warrants	-	(16,393)	-	(58,230)
Total Other Expense - Net	(11,880,175)	(912,974)	(11,886,743)	(1,165,930)
Net Loss	$(14,116,123)	$(1,915,121)	$(16,914,876)	$(4,958,670)

Basic and Diluted Loss per Common Share:
Net loss	$(14,116,123)	$(1,915,121)	$(16,914,876)	$(4,958,670)
Preferred stock dividends - Series B	(2,943,750)	-	(2,943,750)	-
Net loss available to common stockholders	(17,059,873)	(1,915,121)	(19,858,626)	(4,958,670)

Net loss per common share - basic and diluted	$(0.08)	$(0.01)	$(0.10)	$(0.04)

Weighted average number of common shares outstanding during the period - basic and diluted	201,883,585	128,650,331	193,640,623	124,255,979

Comprehensive Loss:
Net loss	$(14,116,123)	$(1,915,121)	$(16,914,876)	$(4,958,670)
Foreign currency translation adjustment	(76,447)	47,114	(220,366)	43,878
Comprehensive Loss	$(14,192,570)	$(1,868,007)	$(17,135,242)	$(4,914,792)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,914,876)	$(4,958,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and intangible assets	11,142,273	48,500
Impairment of fixed assets and prepaid expenses	219,324	-
Loss on settlement of debt	-	550,175
Warrant expense arising from repricing of investor warrants	-	58,230
Registration rights penalty	-	218,400
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	512,291	-
Change in fair value of derivative liability - embedded conversion feature	-	55,399
Loss (gain) on settlement of accounts payable	8,405	(21,561)
Stock based compensation expense	1,687,338	498,626
Amortization of debt discount	-	69,428
Amortization of debt issuance costs	-	27,591
Amortization of prepaid asset - related party	140,720	140,720
Depreciation and amortization	73,443	53,128
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable - related party	877,685	(102,802)
Inventory	633,043	(803,132)
Prepaid and other current assets	476,256	(483,941)
Other assets	-	13,632
Increase (decrease) in:
Accounts payable	342,975	704,209
Accounts payable - related party	(209,875)	(275,563)
Accrued expenses	109,286	137,717
Deferred Revenues	(783,015)	2,096,578
Net Cash Used In Operating Activities	(1,684,727)	(1,973,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	-	(4,207)
Cash paid to purchase fixed assets	(191,919)	(12,279)
Net Cash Used In Investing Activities	(191,919)	(16,486)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	-	(27,319)
Proceeds from sale of common stock	1,151,667
Cash paid for direct offering costs	(51,579)
Proceeds from media line of credit	-	500,000
Proceeds from revolving line of credit	-	271,403
Repayment of line of credit	-	(266,047)
Proceeds from convertible note payable	-	250,000
Cash paid as debt issue costs		(27,591)
Repayment of other notes payable	-	(50,000)
Proceeds from issuance of convertible Series B preferred stock	2,943,750	250,000
Proceeds from issuance of common stock and warrants in private placement	(17,216)	810,000
Cash paid for direct offering costs pertaining to private placement	-	(42,804)
Net Cash Provided By Financing Activities	4,026,622	1,667,642

Net Increase (Decrease) in Cash	2,149,976	(322,180)

Effect of Exchange Rates on Cash	(181,991)	44,774

Cash - Beginning of Period	297,426	778,436

Cash - End of Period	$2,265,411	$501,030

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$201,380
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares vested to foreign subsidiary managers	$25	$-
Accrual of covenant not to compete	$50,000	$-
Conversion of preferred stock into common stock	$300	$220
Shares issued in connection with convertible Series B preferred stock	$1,378	$-
Settlement of accounts payable with common stock	$317,784	$128,938
Derivative liability arising from convertible Series B preferred stock	$2,943,750	$-
Derivative liability arising from convertible note payable debt discount	$-	$69,529
Accrual of dividends on convertible Series B preferred stock	$-	$7,336
Shares issued in connection with repricing	$-	$326
Related party accounts payable converted into private placement shares	$-	$50,000
Purchase of convertible note payable by shareholder	$-	$250,000
Conversion of media line of credit to common stock	$-	$500,000
Conversion of series B preferred stock and accrued dividends to common stock	$-	$257,336
Write off of derivative liability upon repayment of convertible note payable	$-	$124,827

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2010

Note 1 – Organization and Business

Upstream Worldwide, Inc. (formerly, Money4Gold Holdings, Inc.) is based in Florida and, through our wholly-owned subsidiaries (collectively, “Upstream,” “Company,” “we,” “us,” and/or “our”), operates in the United States, Canada, and several countries in Europe. Through direct response advertising and marketing campaigns, we purchase, aggregate and resell precious metals, including gold, silver and platinum, and diamonds and other precious stones from the public. Recently, we introduced similar reverse logistics services for small consumer electronics, such as cellular phones, however to date the revenue generated from these additional services has not been material.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended December 31, 2009 and the period from February 14, 2008 (inception) to December 31, 2008. The financial information as of December 31, 2009 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The interim results for the three or nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any future interim period.

Note 3 – Liquidity, Management’s Plans and Going Concern

We incurred a net loss of $16,914,876 for the nine months ended September 30, 2010 (including non-cash charges for goodwill impairment of $11,142,273, a derivative expense pertaining to the conversion feature of our convertible Series B Preferred Stock of $512,291, stock based compensation of $1,687,338, and an impairment charge of $219,324 pertaining to our operations in the United Kingdom and Europe) and used $1,684,727 in cash from operations. As of September 30, 2010, we had an accumulated deficit of $27,130,698, and working capital deficit of $2,971,112.

The accompanying unaudited consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These accompanying unaudited consolidated interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities, including preferred stock, common stock and various debt financing transactions. Our consolidated revenue for the third and fourth quarter of 2009 of $6.8 million and $19.6 million, respectively, increased dramatically over the respective prior quarters and the fourth quarter of 2009 was profitable. Our revenue however, declined to $17.3 million during the first quarter of 2010, $7.8 million during the second quarter of 2010, and $4.1 million during the third quarter of 2010. We believe that the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 demonstrate the viability of our business plan however, because of our limited size in the fourth quarter of 2008 and our rapid growth during 2009, we do not have sufficient comparable history to determine the level of seasonality of our business. In addition, we believe that increased competition for the aggregation and resale of precious metals; negative representation of the industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns resulted in decreased performance during the second and third quarters of 2010. These factors further support the importance of the successful implementation of the next stages of our business plan, specifically the introduction of similar reverse logistics services for small consumer electronics, such as cellular phones. We believe that the market for recycling small consumer electronics such as cellular phones, though just emerging, is substantial and that if we can achieve significant returns on our media investments and control our costs accordingly, continued implementation of our business plans will generate steadily improving results and cash flows in the future.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2010

On August 5, 2010, our Board of Directors approved the borrowing of up to $500,000 through the issuance of one-year secured notes paying 25% interest to a relative of our Chief Financial Officer and another shareholder and authorized the sale of up to $4,000,000 of Units in a private placement. During August 2010, we sold 2,943,750 shares of Convertible Series B Preferred Stock and 73,593,750 warrants to purchase our common stock for gross proceeds of $2,943,750.

It is possible that our cash balance on November 5, 2010 of approximately $1.5 million and anticipated cash that will be received from revenue generated from advertisements that have already aired will not be sufficient to sustain operations through at least September 30, 2011. There can be no assurance that the plans and actions proposed by management will be successful, that we will continue to generate revenue from advertisements that have already aired, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that future efforts to raise additional funds through the issuance of debt and/or equity securities will be successful or, that in the event additional sources of funds are needed to continue operations, that they will be available on acceptable terms, if at all.

Note 4 – Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Upstream and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount allocated to goodwill and other intangible assets and related impairments, the estimated useful lives for amortizable intangible assets and property, plant and equipment, accrued expenses, deferred revenue, the fair value of warrants granted in connection with various financing transactions, share-based payment arrangements, and the fair value of derivative liabilities.

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

Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position at December 31, 2009 or on the results of operations or cash flows for the periods presented.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. At September 30, 2010 and December 31, 2009, there were no cash equivalents.

We minimize credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of our primary financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On September 30, 2010, our deposits exceeded the FDIC limit by approximately $1.8 million.

Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. The goodwill impairment test is conducted using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate of our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment charge.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2010

As discussed in more detail in Note 8, during the three and nine month periods ended September 30, 2010, we recorded an impairment charge of $11,142,273 pertaining to our goodwill.

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

Precious Metals

We grade the quality of the precious metals purchased from the public and estimate the total quantity of pure gold, silver and platinum received. We then lock in the current spot rate of each metal sufficient to cover the total quantity received in the current batch with the Refinery (as defined in Note 12). After a holding period of at least 10 days to allow for returns, the precious metals are delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validates the quality of pure gold, silver, and platinum and remits payment to us based on the quantity of each precious metal at the agreed upon spot rates, as described above. Revenue is recognized upon melting of the precious metals and the validation of the quality and quantity of each precious metal by the Refinery.

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

Cost of Revenue

Our cost of revenue includes our cost of acquiring precious metals and stones as well as other direct costs and expenses required to ship, secure, grade, log and process the metals and stones internally. In addition, fees and other costs incurred in connection with processing at the Refinery are charged to cost of revenue.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses on our unaudited interim consolidated statements of operations. Advertising expense amounted to $13,695,130 and $5,210,095 for the nine months ended September 30, 2010 and 2009, respectively.

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2010

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. We have applied fair value accounting and the related provisions of Accounting Standards Codification (“ASC”) 718 for all share based payment awards. The fair value of share-based payments is recognized ratably over the stated vesting period. In the event of termination, we will cease to recognize compensation expense.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “ Income Taxes ,” which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. We would recognize interest and penalties related to unrecognized tax benefits in income tax expense.

During 2010, we recorded impairment expenses resulting from the write off of our goodwill in the amount of $11,142,273 and from the write off of fixed assets and certain prepaid expenses in the United Kingdom amounting to $219,324. These impairment expenses are not deductible for tax purposes.

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
September 30, 2010

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

The computation of basic and diluted loss per share for the three and nine months ended September 30, 2010 and 2009 excludes potentially dilutive securities because their inclusion would be anti-dilutive. The following table lists the potentially dilutive securities that existed at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Convertible Preferred Stock	147,587,500	3,400,000
Common Stock Purchase Warrants	92,268,753	21,800,003
Stock Options	74,081,233	13,215,834
	313,937,486	38,415,837

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
September 30, 2010

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

The following are the major categories of liabilities measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At September 30, 2010		At December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$—	$—	$—	$—
Level 2
Goodwill	—	—	11,142,273	—
Level 3
Derivative liability	—	3,456,041	—	—
	$—	$3,456,041	$11,142,273	$—

The following table reflects the change in fair value of our derivative liabilities for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Assets	Liabilities	Assets	Liabilities

Balance at December 31, 2009	$-	$-	$11,142,273	$-
Impairment of goodwill	-	-	(11,142,273)	-
Derivative liability	-	3,456,041	-	-
Balance at September 30, 2010	$-	$3,456,041	$-	$-

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2010

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

Note 6 – Acquisitions

On May 7, 2009, we acquired 100% of MGE Enterprises Corporation, a Wyoming corporation (“MGE”). MGE operated in the United States under the names mygoldenvelope.com and sobredeoro.com using a business model similar to ours. In addition, their management has provided us with extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales. MGE’s ability to reach a broader number of consumers through their experience in multi-language television advertising, direct response, and retail distribution and sales greatly accelerated our growth and increased our depth of management experience. In connection with this acquisition, we recorded goodwill totaling $11,142,273.

We used the acquisition method of accounting in connection with the acquisition of MGE and accordingly, our unaudited interim condensed consolidated financial statements include the results of operations of MGE for the three and nine months ended September 30, 2010 and for the period from May 7, 2009 to September 30, 2009.

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

Nine
Months Ended
September 30, 2009
Revenues	$12,251,253
Net Loss	(5,337,045)

Basic and Diluted Loss from Continuing Operations per Common Share	$(0.03)
Basic and Diluted Weighted Average Shares Outstanding	158,540,060

Note 7 –Fixed Assets

Fixed assets consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009	Estimated Useful Life
Leasehold Improvements	$50,852	$39,694	*
Security Equipment	29,795	26,005	7years
Computers	7,821	6,024	3years
Furniture and Fixtures	-0-	2,397	7years
Office Equipment	3,386	3,386	3years
	91,854	77,506
Less: Accumulated Depreciation	(10,359)	(1,598)
Fixed Assets, Net	$81,495	$75,908

* The shorter of three years or the life of the lease.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2010

Depreciation expense pertaining to fixed assets amounted to $17,931 and $327 for the three months ended September 30, 2010 and 2009, respectively, and $42,304 and $653 for the nine months ended September 30, 2010 and 2009, respectively.

During the fourth quarter of 2010, we changed our business plan in the United Kingdom and European markets, whereby we no longer manage advertising, fulfillment, or grading, logging and storing of gold and other precious metals directly. At September 30, 2010, we recorded an impairment of $142,200 (as reflected in the table above) to write off the fixed assets used in these functions as they are not expected to provide future economic benefit.

Note 8 –Goodwill

We reported revenue of $4.1 million during the third quarter of 2010, a decrease of $2.7 million from the $6.8 million reported during the same period of 2009. This represents the first occurrence of a decline in revenue from the same period in a prior year in our history. In addition, the losses from operations for the third quarter and the nine month period ended September 30, were both higher in 2010 as compared with the same periods in 2009. In connection with the preparation of the financial statements for the three and nine month periods ended September 30, 2010, we concluded that these operating performance indicators were sufficient to warrant a review of the carrying amount of our goodwill at September 30, 2010. We reviewed the carrying value of our goodwill, considering both quantitative factors, such as projected future cash flows, as well as qualitative factors, including our limited operating history, the significant fluctuations in our sales volume over the last several quarters and the uncertainty regarding our expansion into similar services for cellular phones. Based on this review, we determined that the value of our goodwill had been impaired. Accordingly, we recorded an impairment charge on our unaudited interim consolidated statements of operations of $11,142,273 for the three and nine months ended September 30, 2010 which brought our goodwill value to zero.

Note 9 –Debt and Other Financing

Convertible Note Payable

On March 4, 2009, we issued a $250,000 Convertible Note Payable (the “Convertible Note”) to Whalehaven Capital Fund Limited (“Whalehaven”). The Convertible Note had a three month term, bore interest at an annual rate of 15% compounded monthly beginning on the date of issuance, and was secured by all of our assets. The due date for all principal and accrued interest of June 1, 2009 was subsequently extended to June 1, 2010. The Convertible Note was paid in full, along with all accrued interest, on October 5, 2009. We used the $237,500 net proceeds received from this Convertible Note to provide working capital. We recorded interest expense of $47,798 and $60,500 for the three and nine months ended September 30, 2009, respectively, pertaining to the Convertible Note.

In connection with the issuance of the Convertible Note, we paid costs of $27,591 which were capitalized as debt issuance costs. During the three and nine months ended September 30, 2009, we amortized $3,482 and $12,930, respectively, of the debt issue costs to interest expense.

The relative fair value of the conversion feature, which amounted to $69,429, was recorded as a discount to the Convertible Note and a corresponding derivative liability – embedded conversion feature. During the three and nine months ended September 30, 2009, we amortized $6,177 and $42,662, respectively, of the discount to interest expense.

The fair value of the derivative liability – embedded conversion feature was recalculated at each subsequent quarterly balance sheet date and on the date that the maturity date was extended. We recorded a gain of $31,787 and expense of $55,399 for the three and nine months ended September 30, 2009, respectively, representing the net change in the fair value of the derivative liability – embedded conversion feature.

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2010

Notes Payable - Other

In connection with the acquisition of MGE, we assumed certain notes payable totaling $194,785 at the time of the acquisition. The notes bore interest at 12% and were due on December 31, 2009. On October 19, 2009, we paid $153,322, which represented the entire remaining principal balance and all accrued interest pertaining to these notes on that date. For the three and nine months ended September 30, 2009, we recorded interest expense of $5,479 and $9,634, respectively, pertaining to these notes.

Note 10 – Commitments and Contingencies

We lease space for our corporate headquarters and for our aggregation facilities located around the world under operating lease agreements that expire at various dates through October 2014. Aggregate rent expense for all operating leases was $76,457 and $44,897 for the three months ended September 30, 2010 and 2009, respectively, and $275,748 and $117,563 for the nine months ended September 30, 2010 and 2009, respectively.

Economic Risks and Uncertainties

The global economic slowdown has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit our access to capital, but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Furthermore, our operations are subject to fluctuating prices of precious metals. A decrease in the value of gold, silver or platinum could have an adverse effect on our business.

Foreign Operations

Our operations in various geographic regions expose us to risks inherent in doing business in each of the countries in which we transact business. Operations in countries other than the United States are subject to various risks particular to each country. With respect to any particular country, these risks may include, but are not limited to:

•	Currency fluctuations, devaluations, conversion and expropriation restrictions;
•	Confiscatory taxation or other adverse tax policies;
•	Political and economic instability;
•	Inflation;
•	Trade restrictions and economic embargoes imposed by the United States and other countries;
•	Expropriation and nationalization of our assets or of our customers in that country;
•	Governmental activities that limit or disrupt markets, payments, or limit the movement of funds;
•	Governmental activities that may result in the deprivation of contract rights;
•	Civil unrest, acts of terrorism, force majeure, war or other armed conflict; and
•	Natural disasters including those related to earthquakes, hurricanes, tsunamis and flooding.

Employment Agreements

Feirstein and Brauser Amendments

Douglas Feirstein, our Chief Executive Officer and Daniel Brauser, our Chief Financial Officer, both amended their employment agreements:

•	Each agreed to a reduced salary of $150,000 per year, and
•	Each is now employed on a month-to-month basis, eliminating all severance rights.

On November 4, 2010, Mr. Feirstein was granted 6,000,000 five-year stock options in lieu of receiving cash compensation for a one-year period. The options vest monthly over a one-year period unless Mr. Feirstein provides notice of his intent to receive cash compensation for that monthly period. The options are exercisable at $0.025 per share

Former Chief Operating Officer – Todd Oretsky

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
September 30, 2010

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

Customer and Vendor Concentrations

Our revenues are predominantly generated from the sale of precious metals to a related party. During the three and nine month periods ended September 30, 2010, this related party customer accounted for approximately 98% and 99% of our revenue, respectively. During the three and nine month periods ended September 30, 2009, this related party customer accounted for approximately 100% of our revenue. At September 30, 2010 and December 31, 2009, the amount due from this customer was approximately 55% and 93% of our accounts receivable, respectively.

During the nine months ended September 30, 2010, two vendors accounted for approximately 13% and 10% of our total purchases, and for the nine months ended September 30, 2009, a related party vendor accounted for approximately 11% of our total purchases and two other vendors accounted for approximately 14% and 10% of our total purchases.

At September 30, 2010, one vendor accounted for approximately 14% of our accounts payable and at December 31, 2009, a related party vendor accounted for approximately 68% of our total accounts payable.

Note 11 – Stockholders’ Equity (Deficit)

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

On August 3, 2010, our Board authorized the sale of up to $4,000,000 of Units in a private placement (the “August 2010 PP”), whereby each Unit consisted of 100,000 shares of Convertible Series B Preferred Stock (“2010 Series B PS”) and 2.5 million warrants to purchase our common stock. In connection with the August 2010 PP, on August 19, 2010, we sold 29.44 Units, or 2,943,750 shares of 2010 Series B PS and 73,593,750 warrants to purchase our common stock for gross proceeds of $2,943,750. All of the securities issued in this private placement are subject to a lock-up agreement and cannot be sold for a period of 12 months. These securities were sold without registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. In connection with this transaction, we paid direct offering costs totaling $17,216.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2010

The 2010 Series B PS have:

•	Seniority to all classes of common and preferred stock existing or issued in the future;

•
Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2010 Series B PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

•
A stated liquidation value of $1 per share, and a liquidation preference of the greater of $1 per share, or the amount that would be due if all 2010 Series PS shares had been converted to common stock immediately prior to the liquidation event;

•	No stated dividends;

•	An option by the holder to convert each share into common shares at a price of $0.02 per share, effective upon the increase of our authorized capital to 650,000,000 shares of common stock;

•
Conversion price protection whereby if in the twelve months following issuance, we sell any stock for a price less than $0.02 per share, then the exercise price will be adjusted to reflect the lowest price for which the shares were sold;

In addition, in the event that we do not amended our articles of incorporation to increase our authorized shares to 650,000,000 shares within twelve months of this issuance, then each holder of 2010 Series B PS shall be entitled to receive 15% of such holders’ liquidation preference. Further, for each month following the initial twelve months whereby the articles of incorporation have not been amended as indicted above, each holder of 2010 Series B PS shall be entitled to receive an additional 1.25% of such holders’ liquidation preference.

We granted 73,593,750 common stock purchase warrants which are exercisable at $0.035 per share for a period of three years. The fair value of the warrants was determined to be $1,161,358 based upon management assumptions using the Black-Scholes pricing model. This amount was recorded as additional paid in capital.

As discussed under Common Stock below, certain investors in the August 2010 PP, that had also invested in the March 2010 PP, received a number of shares of common stock such that, including the shares purchased in the March 2010 PP and the shares purchased in the August 2010 PP, the average price paid per share was $0.06.

The exercise price of the convertible Series B preferred shares contains a ratchet provision. As such, the conversion feature is considered a derivative liability which, under ASC 815, must be assigned a fair value. The fair value of the embedded conversion feature at the commitment date was $3,456,041, based on the following variables:

Expected dividends	0%
Expected volatility	151.12%
Expected term – embedded conversion option	1.0 years
Risk free interest rate	0.49%

Of this amount, $2,943,750 was recorded as a preferred stock dividend and $512,291 was recorded as derivative expense.

Douglas Feirstein, our Chief Executive Officer, invested $100,000 in the August 2010 PP through an entity which he controls. This entity acquired 100,000 shares of Series B preferred stock and 2,500,000 warrants. In addition, a relative of our Chief Financial Officer invested $450,000 in the August 2010 PP and acquired 450,000 shares of Series B preferred stock and 11,250,000 warrants to purchase our common stock.

Common Stock

In connection with a private placement transaction that closed in February 2009 (“February 2009 PP”), we issued 3,050,000 shares of our common stock and warrants granting the right to purchase up to 3,050,000 shares of our common stock to various investors. The warrants are exercisable for three years and have an exercise price of $0.40 per share. Gross proceeds from the sale amounted to $610,000, and were used for working capital purposes. In connection with the February 2009 PP, we incurred direct offering costs of $36,185.

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
September 30, 2010

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

On March 31, 2010, we closed on a private placement transaction (the “March 2010 PP”) whereby we issued 5,758,337 shares of our common stock at $0.20 per share. Gross proceeds from the sale amounted to $1,151,667, which was used for working capital. Offering costs associated with this transaction amounted to $51,579.

Included in the March 2010 PP was an investment of $50,000 by Douglas Feirstein, our Chief Executive Officer and an investment of $25,000 from Michael Moran, our Vice President of Corporate Development.

In connection with the August 2010 PP discussed above, we agreed that, under certain conditions, if an investor in the August 2010 PP had also invested in the March 2010 PP, we would re-price the shares purchased under the March 2010 PP. Each investor who invested in the March 2010 PP and also invested in the August 2010 PP received a number of shares of common stock such that, including the shares purchased in the March 2010 PP (including the shares privately purchased from our former Chief Operating Officer) and the shares purchased in the August 2010 PP, the average price paid per share was $0.06. As a result of this re-pricing, we issued an additional 13,775,000 shares of our common stock. These shares were accounted for as direct offering costs in connection with the August 2010 PP and charged directly to Additional paid in capital.

Share Grants

On October 1, 2008, we granted 50,000 shares of restricted common stock to a consultant for services rendered. The shares are fully vested and non-forfeitable, and had a fair value of $44,500 based upon the quoted closing price of the stock as of the issuance date. Furthermore, in accordance with a consulting agreement, we were to grant an additional 50,000 shares of stock for future services six months from the date of the original grant. As of June 30, 2009 the stock was valued at $18,000 based upon the quoted closing price of the stock. The value of the stock was adjusted on a monthly basis over the six-month term of the agreement so that the requisite portion of the expense corresponding to the service period is being recognized. During 2008, we recognized $9,000 in consulting expenses and during the nine months ended September 30, 2009, we recognized the remaining $9,000 in consulting expenses.

On October 20, 2008, we granted 300,000 shares of restricted common stock to a director upon appointment to the Board. The grant had a fair value of $183,000 based upon the quoted closing trading price of the stock on the date of the grant. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date. In connection with his resignation on March 9, 2010, 200,000 shares of common stock that had not yet vested, were immediately vested. We recorded $110,030 for the nine months ended September 30, 2010 as expense pertaining to this grant, including $94,780 as a result of the accelerated vesting. We recorded $15,250 and $46,750 for the three and nine month periods ended September 30, 2009, respectively as expense pertaining to this grant.

On December 22, 2008, we granted an aggregate of 2,000,000 shares of common stock to two employees. The grant had a fair value of $600,000 based upon the quoted closing trading price of the stock on the date of the grant. Of the 2,000,000 shares, 500,000 were fully vested and the remaining 1,500,000 shares vest over a period of 30 months. We recorded $45,000 and $60,000 for the three months ended September 30, 2010 and 2009, respectively, and $69,788 and $185,161 for the nine months ended September 30, 2010 and 2009, respectively, as expense pertaining to this grant.

During March 2009, we granted 750,000 shares of common stock to two employees. The grant had a fair value of $292,500 based upon the quoted closing trading price of the stock on the date of the grant and will vest over a period of 36 months. We recorded $24,375 for each of the three month periods ended September 30, 2010 and 2009, and $73,125 and $56,875 for the nine months ended September 30, 2010 and 2009, respectively, as expense pertaining to this grant.

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
September 30, 2010

During June 2009, we issued 46,500 shares of our common stock, with a fair value of $13,600 based upon the quoted closing price, to vendors as payment on outstanding liabilities. We recognized a gain on settlement of accounts payable of $12,426 as a result of these transactions.

During the third quarter of 2009, we issued 101,525 shares of our common stock, with a fair value of $24,900 based on the quoted closing price, to consultants for services rendered. This amount was recorded as expense in the period it was granted.

During September 2009, we issued 593,006 shares of our common stock, with a fair value of $115,338 based upon the quoted closing price, to vendors as payment on outstanding liabilities. We recognized a loss on settlement of accounts payable of $9,135 as a result of these transactions.

During October 2009, we issued 870,666 shares of restricted common stock, having a fair value of $190,197, based upon the quoted closing trading price of our common stock as of the issuance dates, to directors. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date. We recorded $17,590 and $71,810 for the three and nine months ended September 30, 2010, respectively, as expense pertaining to this grant. Included in the total for the nine months ended September 30, 2010 is a charge for $34,375 resulting from the accelerated vesting of shares granted to Neil McDermott in connection with his resignation from the Board on March 9, 2010.

On January 4, 2010, we issued 120,000 shares of common stock, having a fair value of $36,000, based upon the quoted closing trading price of our common stock as of the issuance dates, to a consultant for technology services. This amount was recorded as expense in the period the shares were granted.

On May 26, 2010, we issued 3,240,475 shares of common stock, having a fair value of $326,188, based upon the quoted closing trading price of our common stock as of the issuance dates, to vendors as consideration for outstanding accounts payable owed to them. We recorded a loss of $8,405 on the settlement of accounts payable in connection with this transaction.

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

The agreement was terminated effective March 15, 2010. As a result, 3,125,000 warrants were cancelled and no further warrants vested after that date. We recorded $166,275 for the nine months ended September 30, 2010 as expense pertaining to this grant.

The following summarizes our warrant activity for the period from December 31, 2009 through September 30, 2010:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding – December 31, 2009	21,800,003	$0.35	2.3
Granted	73,593,750	0.035
Exercised	—
Forfeited or Cancelled	(3,125,000)	0.23
Outstanding – September 30, 2010	92,268,753	$0.109	2.6
Exercisable – September 30, 2010	89,143,753	$0.104	2.7

At September 30, 2010, the total intrinsic value of all warrants outstanding and exercisable was $-0-.

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2010

On October 20, 2008, we granted 250,000 stock options to two non–employee contractors for future services. The options were exercisable over a five-year term, vesting quarterly in equal installments over a three-year term. These options were exercisable at $0.30 per share and had a fair value of $130,750 using the Black-Scholes option-pricing model. We recorded $8,717 and $28,329 for the three and nine months ended September 30, 2009, respectively, as expense pertaining to this grant. During 2009, all 250,000 options were cancelled, therefore no expense was recorded in 2010.

On October 20, 2008, we granted 573,134 stock options to contractors and non-employee directors for services to be rendered. The options are exercisable over a five-year term at $0.61 per share. Of the total options granted, 373,134 were issued to two non-employee directors under the terms of the Plan vesting annually in equal increments over a three-year period. The remaining 200,000 options were fully vested upon issuance. These options had an aggregate fair value of $275,964 using the Black-Scholes option-pricing model. We recorded $14,972 for each of the three month periods ended September 30, 2010 and 2009, and $44,916 for each of the nine month periods ended September 30, 2010 and 2009, as expense pertaining to the 373,134 option grant. The 200,000 fully vested options, had a fair value of $96,300, and were expensed in full during 2008.

On December 31, 2008, we granted 250,000 stock options to an employee for future services. The options were exercisable over a five-year term, vesting quarterly in equal increments over a three-year term. These options were exercisable at $0.36 per share and had a fair value of $75,225 using the Black-Scholes option-pricing model. On March 15, 2010, the remaining unvested options were cancelled. We recorded $0 and $6,269 for the three months ended September 30, 2010 and 2009, respectively, and $6,269 and $18,806 for the nine months ended September 30, 2010 and 2009, respectively, as expense pertaining to this grant.

On April 1, 2009, we granted 250,000 stock options to an employee for future services. The options are exercisable at $0.31 per share over a five-year term, vesting quarterly in equal increments over a three-year term. We recorded $5,925 for each of the three month periods ended September 30, 2010 and 2009, and $17,775 and $11,191 for the nine months ended September 30, 2010 and 2009, respectively, as expense pertaining to this grant. As discussed further below, on August 3, 2010, the exercise price on these stock options was reduced to $0.035 per share.

During the third quarter of 2009, we granted 1,164,709 stock options to the members of our board of directors for future services. The options are exercisable at a weighted average $0.23 per share over a five-year term, vesting quarterly in equal increments over a three-year term. We recorded $17,590 and $85,597 for the three and nine months ended September 30, 2010, respectively, as expense pertaining to this grant. Included in the total for the nine months ended September 30, 2010 is a charge for $32,145 resulting from the accelerated vesting of options granted to Neil McDermott in connection with his resignation from the Board on March 9, 2010.

During December 2009, we granted 10,977,991 stock options to our employees for future services. The options are exercisable at an exercise price of $0.27 per share over a five-year term, vesting quarterly in equal increments over a four-year term. We recorded $166,573 and $671,181 for the three and nine months ended September 30, 2010, respectively, as expense pertaining to these grants. Included in the total for the nine months ended September 30, 2010 is a charge for $156,910 resulting from the accelerated vesting of options granted to our former Chief Operating Officer in connection with his separation agreement. As discussed further below, on August 3, 2010, the exercise price on some of these stock options was reduced to $0.035 per share.

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2010

The options are exercisable at a weighted average exercise price of $0.15 per share over five years, with 656,250 vesting immediately and the remainder vesting quarterly in equal increments over a four-year term. We recorded $34,640 and $152,124 for the three and nine months ended September 30, 2010, respectively, as expense pertaining to these grants.

On August 3, 2010, to incentivize employees who were holding stock options with an exercise price below the current market price, our Compensation Committee reduced the exercise price on 13,430,954 existing stock options to the closing stock price on August 18, 2010 of $0.035 per share. Included in the existing stock options that were repriced were: 555,556 options held by Douglas Feirstein, our Chief Executive Officer, 8,055,556 options held by Daniel Brauser, our Chief Financial Officer, and 3,777,778 options held by Michael Brachfeld, our Chief Accounting Officer. Pursuant to ASC 718 and fair value accounting, we treated this as a modification of an award of equity instruments. These new options will continue to vest according to the terms of the original grants. The fair value of the replacement awards was less than the fair value of the original awards. Accordingly, there is no incremental compensation cost and we will continue to amortize the value of the original awards over the original vesting periods. We used the Black-Scholes option-pricing model using following weighted average assumptions to calculate the fair value of the replacement awards:

Risk-free interest rate	1.40%
Expected dividend yield	0%
Expected volatility	191.01%
Expected life	4.34 years
Expected forfeitures	0%

During the third quarter of 2010, we granted 57,781,187 stock options:

•	4,535,715 to the members of our board of directors for future services. These options vest one-year after the date of grant.
•
52,710,472 to our employees for future services including 12,963,070 to Douglas Feirstein, our Chief Executive Office, 12,963,070 to Dan Brauser, our Chief Financial Officer, 13,279,434 to Chuck Wallace, our Chief Operating Officer, and 6,714,949 to Michael Brachfeld, our Chief Accounting Officer. Of these options, 734,930 vested immediately and the rest vest quarterly in equal increments over a four-year term.

•	535,000 to non–employee contractors for future services. Of these options, 83,750 vested immediately and the rest vest over a period of three to nine months, as services are provided.

The 57,781,187 stock options are exercisable at a weighted average exercise price of $0.037 per share over five years.  We recorded $182,448 for the three and nine months ended September 30, 2010 as expense pertaining to these grants.  These options had a fair value of $2,389,602 using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.59-1.85% %
Expected dividend yield	0%
Expected volatility	174.82-197.89%
Expected life	5 years
Expected forfeitures	0%

The following table summarizes our stock option activity for the period from December 31, 2009 through September 30, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2009	13,215,834	$0.450	4.8
Granted	61,681,187	0.037
Forfeited or Cancelled	(815,788)	0.270
Balance at September 30, 2010	74,081,233	0.046	4.4	$—
Exercisable at September 30, 2010	6,565,473	$0.114	4.4	$—

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2010

The following table summarizes our stock option activity for non-vested options for the period from December 31, 2009 through September 30, 2010:

	Number of Options	Weighted Average Grant Date Fair Value
Non-Vested – December 31, 2009	12,595,364	$0.270
Granted	61,681,187	0.063
Vested	(6,054,783)	0.177
Cancelled or Forfeited	(706,008)	0.270
Non-Vested – September 30, 2010	67,515,760	$0.072

Total unamortized compensation expense related to stock options at September 30, 2010 amounted to $4,979,223 and is expected to be recognized over a weighted average period of 3.6 years.

Note 12 – Related Party Transactions

Refinery

We recorded $46,907 and $140,720 for each of the three and nine month periods ended September 30, 2010 and 2009, respectively, as cost of revenue pertaining to prepaid refining services and $14,593 and $43,779 for each of the three and nine month periods ended September 30, 2010 and 2009, respectively, as amortization expense pertaining to a non-compete agreement, both of which pertain to our service agreement with Republic Metals Corporation (the “Refinery”).

Marketing Services

We recorded $740,227 and $607,248 for the three months ended September 30, 2010 and 2009, respectively, and $2,758,599 and $1,085,946 for the nine months ended September 30, 2010 and 2009, respectively, as marketing expense to an online marketing and lead generation services company in which our President is a 50% shareholder.

Note 13 – Geographic Information

We currently generate revenue predominantly from the sale of precious metals, including gold, silver and platinum, to the Refinery. Our operations in each of our markets exhibit similar financial performance metrics and have similar economic characteristics. As such, we have aggregated our operations around the world into a single operating segment.

Below is a summary of our revenue and total assets by geographic region as of and for the periods indicated. The revenue has been allocated to geographic regions based on the geographic region from which the precious metals were purchased.

	United States	Canada	Europe	Consolidated
Revenue for the nine months ended September 30, 2010	$12,733,984	$8,820,695	$7,591,444	$29,146,123
Total Assets at September 30, 2010	$3,353,859	$261,593	$77,900	$3,693,352

Revenue for the nine months ended September 30, 2009	$4,599,457	$2,209,529	$2,502,603	$9,311,589
Total Assets at December 31, 2009	$13,143,253	$558,884	$1,385,300	$15,087,437

Note 14 – Subsequent Events

During 2010, we experienced several challenges in some of our operations abroad including deteriorating returns on our advertising campaigns and difficulties managing the business remotely. During the fourth quarter of 2010, we changed our business plan in the United Kingdom and European markets, whereby we no longer manage advertising, fulfillment, or grading, logging and storing of gold and other precious metals directly. At September 30, 2010, we recorded an impairment of $219,324 pertaining to the assets used in these functions as they are not expected to provide future economic benefit. Subsequent to this impairment, the remaining assets and liabilities relating to our United Kingdom and European operations are not material. We retained responsibility for coordination of the melt processes and delivering the gold and other precious metals to the Refinery. We believe that these changes will allow us to continue to participate in the United Kingdom and European markets, but will enable our management to focus on diversification into recycling small consumer electronics such as cellular phones in the United States.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2010

As discussed in Note 10 above, on November 4, 2010, Mr. Feirstein was granted 6,000,000 five-year stock options in lieu of receiving cash compensation for a one-year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Prospectus dated July 15, 2010, as filed with the United States Securities and Exchange Commission, or the SEC.

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

Company Overview

Overview

Upstream Worldwide, Inc. (“Upstream,” or the “Company,” formerly, Money4Gold Holdings, Inc.) is an emerging leader in direct-from-consumer, reverse logistics, currently specializing in the procurement and aggregation of precious metals to be recycled. In addition, we recently introduced similar reverse logistics services for small consumer electronics, such as cellular phones, however to date the revenue generated from these additional services has not been material to our overall operations. We utilize consumer oriented advertising efforts to solicit individuals interested in liquidating unwanted items. Through our global platform, we facilitate an end-to-end consumer solution, from acquisition through liquidation. We have a low cost, highly scalable and flexible business model that allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors.

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

Diversification Plans

We are exploring several alternatives to diversify our business beyond precious metals by evaluating reverse logistics services for small consumer electronics and similar related components, such as cellular phones. Revenues were first generated from these additional services in June 2010 and although they have grown in each subsequent period, they are not yet material to our overall operations.

Recent Trends

Our consolidated revenue for the third and fourth quarter of 2009 of $6.8 million and $19.6 million, respectively, increased dramatically over the respective prior quarters and the fourth quarter of 2009 was profitable. Our revenue however, declined to $17.3 million during the first quarter of 2010, $7.8 million during the second quarter of 2010, and $4.1 million during the third quarter of 2010. We believe that the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 demonstrate the viability of our business plan however, because of our limited size in the fourth quarter of 2008 and our rapid growth during 2009, we do not have sufficient comparable history to determine the level of seasonality of our business. In addition, we believe that increased competition for the aggregation and resale of precious metals; negative representation of the industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns resulted in decreased performance during the second and third quarters of 2010. These factors further support the importance of the successful implementation of the next stages of our business plan, specifically the introduction of similar reverse logistics services for small consumer electronics, such as cellular phones. We believe that the market for recycling small consumer electronics such as cellular phones, though just emerging, is substantial and that if we can achieve significant returns on our media investments and control our costs accordingly, continued implementation of our business plans will generate steadily improving results and cash flows in the future.

During 2010, we experienced several challenges in some of our operations abroad including deteriorating returns on our advertising campaigns and difficulties managing the business remotely. During the fourth quarter of 2010, we changed our business plan in the United Kingdom and European markets, whereby we no longer manage advertising, fulfillment, or grading, logging and storing of gold and other precious metals directly. At September 30, 2010, we recorded an impairment of $219,324 pertaining to the assets used in these functions as they are not expected to provide future economic benefit. Subsequent to this impairment, the remaining assets and liabilities relating to our United Kingdom and European operations are not material. We retained responsibility for coordination of the melt processes and delivering the gold and other precious metals to the Refinery. We believe that these changes will allow us to continue to participate in the United Kingdom and European markets, but will enable our management to focus on diversification into recycling small consumer electronics such as cellular phones in the United States.

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

Goodwill

Our goodwill was created in connection with our acquisition of MGE on May 7, 2009. Goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. The goodwill impairment test is conducted using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate of our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment charge.

We reported revenue of $4.1 million during the third quarter of 2010, a decrease of $2.7 million from the $6.8 million reported during the same period of 2009. This represents the first occurrence of a decline in revenue from the same period in a prior year in our history. In addition, the losses from operations for the third quarter and the nine month period ended September 30, were both higher in 2010 as compared with the same periods in 2009. In connection with the preparation of the financial statements for the three and nine month periods ended September 30, 2010, we concluded that these operating performance indicators were sufficient to warrant a review of the carrying amount of our goodwill at September 30, 2010. We reviewed the carrying value of our goodwill, considering both quantitative factors, such as projected future cash flows, as well as qualitative factors, including our limited operating history, the significant fluctuations in our sales volume over the last several quarters and the uncertainty regarding our expansion into similar services for cellular phones. Based on this review, we determined that the value of our goodwill had been impaired. Accordingly, we recorded an impairment charge on our unaudited interim consolidated statements of operations of $11,142,273 for the three and nine months ended September 30, 2010 which brought our goodwill value to zero.

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

Discussion regarding our sequential quarterly results during the second half of 2009, when we experienced rapid growth, and into 2010, when our revenue declined, can be found in more detail under the Liquidity section below.

Results for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Three Months Ended June 30,		Change	Change
	2010	2009	(Dollars)	(Percentage)
Revenue	$4,117,668	$6,862,012	$(2,744,344)	-40%
Cost of Revenue	1,626,391	1,777,555	(151,164)	-9%
Gross Profit	2,491,277	5,084,457	(2,593,180)	-51%
Sales and Marketing	3,454,216	3,910,549	(456,333)	-12%
General and Administrative	1,273,009	2,176,055	(903,046)	-41%
Operating Loss	(2,235,948)	(1,002,147)	(1,233,801)	123%
Interest Income (Expense), net	-	(159,793)	159,793	-100%
Other Expense	(11,880,175)	(753,181)	(11,126,994)	1477%
Net Loss	$(14,116,123)	$(1,915,121)	$(12,201,002)	637%

Our revenue is largely dependent on the frequency and effectiveness of our direct response advertising and marketing campaigns. As such, advertising and marketing expenditures represent our most significant costs, amounting to 84% and 57% of revenue for the three months ended September 30, 2010 and 2009, respectively. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness primarily based on projected revenue earned as compared to the cost of the advertisement, referred to as a Media Efficiency Rate, or MER. There are a variety of factors that impact the MER including:

1.	The number of leads generated from an advertisement,

2.	The rate at which those leads convert into actual packs submitted by members of the public (the “Sellers”), and

3.	The average revenue generated from the packs received.

Each of these factors, and hence our MERs, vary by market and by the particular advertising method utilized within each market.

The decline in revenue during the three months ended September 30, 2010, as compared to the same period in 2009, reflects the lower MERs achieved in 2010 and is a result of increased competition for the aggregation and resale of precious metals; negative representation of the industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns. In addition, as discussed in more detail in the Liquidity section below, during 2010 we experienced several challenges in some of our operations abroad and scaled back our levels of advertising accordingly.

Direct advertising and marketing costs are expensed as incurred, but generally result in revenue being generated over a period of up to eight to twelve weeks following the airing of the advertisement. As a result, advertising and marketing investments made during the latter part of a financial period tend to have a disproportionately negative impact on profitability within that period and a disproportionately favorable impact on profitability in future periods. This impact is generally difficult to measure as the future revenue is generated over extended periods of time and is contingent upon a variety of factors, including the receptiveness of our advertisements by the public and the age of the current advertisement, as well as factors beyond our control such as time of year, geography and significant television events that skew normal viewing patterns. The lower advertising expense during the three months ended September 30, 2010, as compared with the same period in 2009, is a result of the scaled back campaigns run in 2010, as well as the significantly smaller campaigns run abroad. As discussed in more detail under the Liquidity section below, we are re-evaluating our advertising and marketing campaigns in each of our markets and scaling back our spending levels to focus on the markets and campaigns that continue to generate MER levels above certain minimum targets.

Cost of revenue decreased during the three months ended September 30, 2010, as compared to the same period in 2009, mainly as a result of a strong correlation to revenue. We generally pay the Sellers a percentage of the market value of the gold we purchase from them. Therefore a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. During 2010, we changed our payout calculation which, on an overall basis, resulted in our paying out a lower percentage of revenue. The benefits of this cost reduction were offset however by significant investments made in our operational infrastructure during late 2009 and early 2010, including the direct costs and expenses required to ship, secure, grade, log and process the metals and stones internally, which are not directly correlated to the price of gold and other precious metals. As a result of the increase in these costs and the decrease in revenue generated for each period, our gross profit, on a percentage basis, declined to 61% for the three months ended September 30, 2010, as compared with 74% for the same period in 2009.

General and administrative expenses include professional fees for technology development, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses for the three months ended September 30, 2010, as compared to the same period in 2009, decreased as we scaled back our investments in our technology and personnel infrastructure and slowed our expansion into new markets. As discussed below under the Liquidity section, based on recent trends and developments, we are examining our expense structure in each of our markets and have slowed and/or temporarily suspended some projects while we re-evaluate our implementation strategy for our future plans.

Interest expense, net of interest income, during the three months ended September 30, 2009 was primarily attributable to interest pertaining to our convertible note payable, media line of credit and other notes payable, all of which were paid off during 2009.

Other expense during the three months ended September 30, 2010 was attributable primarily to a goodwill impairment charge of $11,142,273 pertaining to the write-off of our goodwill, a derivative expense pertaining to the conversion feature of our convertible Series B Preferred Stock of $512,291, and an impairment charge of $219,324 pertaining to our operations in the United Kingdom and Europe. Other expense during the third quarter of 2009 was attributable primarily to a loss on the settlement of debt in the amount of $550,175 and a charge of $218,400 pertaining to penalty shares issued in connection with certain registration rights offered to the investors under the September 2008 private placement.

Results for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Nine Months Ended September 30,		Change	Change
	2010	2009	(Dollars)	(Percentage)
Revenue	$29,146,123	$9,311,589	$19,834,534	213%
Cost of Revenue	10,056,116	2,785,674	7,270,442	261%
Gross Profit	19,090,007	6,525,915	12,564,092	193%
Sales and Marketing	18,529,338	5,604,099	12,925,239	231%
General and Administrative	5,588,802	4,714,556	874,246	19%
Operating Loss	(5,028,133)	(3,792,740)	(1,235,393)	33%
Interest Income (Expense), net	-	(235,226)	235,226	-100%
Other Expense	(11,886,743)	(930,704)	(10,956,039)	1177%
Net Loss	$(16,914,876)	$(4,958,670)	$(11,956,206)	241%

Our revenue is largely dependent on the frequency and effectiveness of our direct response advertising and marketing campaigns. As such, advertising and marketing expenditures represent our most significant costs, amounting to 64% and 60% of revenue for the nine months ended September 30, 2010 and 2009, respectively. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness primarily based on projected revenue earned as compared to the cost of the advertisement, referred to as a Media Efficiency Rate, or MER. There are a variety of factors that impact the MER including:

1.	The number of leads generated from an advertisement,

2.	The rate at which those leads convert into actual packs submitted by members of the public (the “Sellers”), and

3.	The average revenue generated from the packs received.

Each of these factors, and hence our MERs, vary by market and by the particular advertising method utilized within each market.

The substantial increases in revenue during the nine months ended September 30, 2010, as compared to the same period in 2009 was driven by significantly higher volume of advertising in 2010. However, as discussed in more detail below in the Liquidity section, MERs increased during the second half of 2009 and into the first quarter of 2010, before beginning to decline in the second quarter of 2010. Our revenue declined from $17.3 million during the first quarter of 2010 to $7.8 million during the second quarter of 2010, and $4.1 million during the third quarter of 2010.

Direct advertising and marketing costs are expensed as incurred, but generally result in revenue being generated over a period of up to eight to twelve weeks following the airing of the advertisement. As a result, advertising and marketing investments made during the latter part of a financial period tend to have a disproportionately negative impact on profitability within that period and a disproportionately favorable impact on profitability in future periods. This impact is generally difficult to measure as the future revenue is generated over extended periods of time and is contingent upon a variety of factors, including the receptiveness of our advertisements by the public and the age of the current advertisement, as well as factors beyond our control such as time of year, geography and significant television events that skew normal viewing patterns. As discussed in more detail in the Liquidity section below, we made significant investments in advertising and marketing during late 2009 and early 2010, but decreased our spending levels as our MERs began to decline. We are re-evaluating our advertising and marketing campaigns in each of our markets and scaling back our spending levels to focus on the markets and campaigns that continue to generate MER levels above certain minimum targets.

Cost of revenue increased during the nine months ended September 30, 2010, as compared to the same period in 2009, mainly as a result of a strong correlation to revenue. We generally pay the Sellers a percentage of the market value of the gold we purchase from them. Therefore a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. During 2010, we changed our payout calculation which, on an overall basis, resulted in our paying out a lower percentage of revenue. The benefits of this cost reduction were partially offset however by significant investments made in our operational infrastructure during late 2009 and early 2010, including the direct costs and expenses required to ship, secure, grade, log and process the metals and stones internally, which are not directly correlated to the price of gold and other precious metals. As a result of the increase in these costs, our gross profit, on a percentage basis, declined to 65% for the nine months ended September 30, 2010, as compared with 70% for the same period in 2009.

General and administrative expenses include professional fees for technology development, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses for the nine months ended September 30, 2010 increased over the same periods in 2009, primarily due to investments in our infrastructure to support our expansion into new markets including initial development of a new technology platform, the addition of several staff, and multiple consulting projects aimed at properly managing the expansion into new product offerings. As discussed below under the Liquidity section, based on recent trends and developments, we are examining our expense structure in each of our markets and have slowed and/or temporarily suspended some projects while we re-evaluate our implementation strategy for our future plans. In addition, in 2010 we incurred depreciation expense on the assets acquired to support the infrastructure investments.

Interest expense, net of interest income, during the nine months ended September 30, 2009 was primarily attributable to interest pertaining to our convertible note payable, media line of credit and other notes payable, all of which were paid off during 2009.

Other expense during the nine months ended September 30, 2010 was attributable primarily to a goodwill impairment charge of $11,142,273 pertaining to the write-off of our goodwill, a derivative expense pertaining to the conversion feature of our convertible Series B Preferred Stock of $512,291, and an impairment charge of $219,324 pertaining to our operations in the United Kingdom and Europe. Other expense during the nine months ended September 30, 2009 was attributable to a loss on the settlement of debt, a charge pertaining to penalty shares issued in connection with certain registration rights offered to the investors under the September 2008 private placement, expenses pertaining to the repricing of investor warrants, the change in the fair value of a derivative liability, and impairment of an intangible asset.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, we incurred a net loss of $16,914,876 (including non-cash charges for goodwill impairment of $11,142,273, a derivative expense pertaining to the conversion feature of our convertible Series B preferred stock of $512,291, stock based compensation of $1,687,338, and an impairment charge of $219,324 pertaining to our operations in the United Kingdom and Europe) and used $1,684,727 in cash from operations. As of September 30, 2010, we had an accumulated deficit of $27,130,698, and working capital deficit of $2,971,112.

During the nine months ended September 30, 2010, our investing activities used net cash of $191,919, to purchase fixed assets and our financing activities generated $4,026,622 in net proceeds from the sale of our convertible Series B preferred stock and our common stock.

As discussed above, we utilize direct response advertising and marketing campaigns, including television, radio, print and Internet to solicit precious metals including gold, silver and platinum as well as diamonds from the public. These advertising and marketing campaigns are our most significant use of cash from operations. Payment policies for these campaigns vary by country and range from standard 30 day payment terms to prepayments of up to one-month prior to the advertisement running. Once the advertisements run, we receive requests for mail order kits from potential Sellers, which they fill with the items they wish to sell and send the kit to our processing facility. After payment to the Sellers and holding the precious metals for a minimum period of time, we aggregate the precious metals received at our local processing facilities and prepare them for sale to the Refinery. The Refinery advances us 80% of the estimated value of the precious metals received each week, at an interest rate of 8%. Upon physical receipt of the precious metals, up to three weeks later, the Refinery evaluates them to ascertain the final definitive value. At that point, we settle with the Refinery and they send us the additional amounts due.

Mail order kits are generally received back from the Sellers over a period of up to eight to twelve weeks following the date of the advertisement. As such, we generally realize the cash benefits resulting from our advertisements over a similar time period.

Our international operations were initiated by launching direct response advertising and marketing campaigns in Canada in late 2008 and then in the United Kingdom in early 2009. During 2009 we experienced rapid growth in these markets and, as a result, increased our advertising and marketing levels in those countries and continued expanding by commencing operations in several other European countries during the second half of 2009 and the first quarter of 2010. Beginning during the first quarter of 2010 however, we experienced several challenges in some of our operations abroad including deteriorating returns on our advertising campaigns and difficulties managing the business remotely. During the fourth quarter of 2010, we changed our business plan in the United Kingdom and European markets, whereby we no longer manage advertising, fulfillment, or grading, logging and storing of gold and other precious metals directly. At September 30, 2010, we recorded an impairment of $219,324 pertaining to the assets used in these functions as they are not expected to provide future economic benefit. Subsequent to this impairment, the remaining assets and liabilities relating to our United Kingdom and European operations are not material. We retained responsibility for coordination of the melt processes and delivering the gold and other precious metals to the Refinery. We believe that these changes will allow us to continue to participate in the United Kingdom and European markets, but will enable our management to focus on diversification into recycling small consumer electronics such as cellular phones in the United States.

Our consolidated revenue for the third and fourth quarter of 2009 of $6.8 million and $19.6 million, respectively, increased dramatically over the respective prior quarters and the fourth quarter of 2009 was profitable. Our revenue during the first quarter of 2010 however, declined to $17.3 million, declined again to $7.8 million during the second quarter of 2010 and again to $4.1 million during the third quarter of 2010. We believe that the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 demonstrate the viability of our business plan however, because of our limited size in the fourth quarter of 2008 and our rapid growth during 2009, we do not have sufficient comparable history to determine the level of seasonality of our business. In addition, we believe that increased competition for the aggregation and resale of precious metals; negative representation of the industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns resulted in decreased performance during the second and third quarters of 2010.

To address the challenges discussed above, we are attempting to compete more effectively and overcome the negative representation of the industry by media and governmental agencies by changing our business plan in the United Kingdom and Europe, re-evaluating our advertising and marketing campaigns in each of our markets, and scaling back our spending levels to focus on the markets and campaigns that continue to generate MER levels above certain minimum targets. In addition, to minimize the impact of lower revenue on profitability and cash flows, we are adjusting our expense structure in each of our markets and have slowed and/or temporarily suspended some projects while we re-evaluate our implementation strategy for our future plans. Specifically, we have reduced the salaries of all employees, assessed staffing levels based on current volume, reviewed contracts with minimum thresholds pertaining to existing services to ensure we are utilizing these services in an optimal fashion, and reassessed timing of our expansion plans. In addition, Douglas Feirstein, our Chief Executive Officer, and Daniel Brauser, our Chief Financial Officer , both amended their employment contracts such that their salary was reduced to $150,000 per year: a reduction of $125,000, and each is now employed on a month-to-month basis, eliminating all severance rights. Further, on November 4, 2010, Mr. Feirstein was granted 6,000,000 five-year stock options in lieu of receiving cash compensation for a one-year period. The options vest monthly over a one-year period unless Mr. Feirstein provides notice of his intent to receive cash compensation for that monthly period. The options are exercisable at $0.025 per share.

These circumstances further support the importance of the successful implementation of the next stages of our business plan, specifically the introduction of similar reverse logistics services for small consumer electronics, such as cellular phones. Recently, we placed advertisements combining precious metals and cell phone recycling using the MyGoldEnvelope brand, as well as cell phone recycling as a stand-alone offer through a new brand named uSell, and have seen positive early results. We are still currently addressing the operational differences between aggregation and sale of cellular phones, as compared with precious metals, including aspects such as fulfillment, valuation, and most importantly, cash flows. We believe that the market for recycling small consumer electronics such as cellular phones, though just emerging, is substantial and that if we can achieve significant returns on our media investments and control our costs accordingly, continued implementation of our business plans will generate steadily improving results and cash flows in the future. Based on the early results of our combination offer, we have developed a separate advertising and marketing campaign that will focus solely on cellular phones. This campaign will launch during the fourth quarter of 2010.

On March 31, 2010, we closed on a private placement transaction whereby we sold 5,758,337 shares of our common stock at $0.20 per share. Gross proceeds from the sale amounted to $1,151,667, which was used for working capital. Offering costs associated with this transaction amounted to $51,579.

In connection with our August 2010 Private Placement (“August 2010 PP”), on August 19, 2010, we sold 2,943,750 shares of our convertible Series B preferred stock and 73,593,750 warrants to purchase our common stock for gross proceeds of $2,943,750.

Douglas Feirstein, our Chief Executive Officer, invested $100,000 in the August 2010 PP through an entity which he controls. This entity acquired 100,000 shares of Series B preferred stock and 2,500,000 warrants. In addition, a relative of our Chief Financial Officer invested $450,000 in the August 2010 PP and acquired 450,000 shares of Series B preferred stock and 11,250,000 warrants to purchase our common stock.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities, including preferred stock, common stock and various debt financing transactions. It is possible that our cash balance on November 5, 2010 of approximately $1.5 million and anticipated cash that will be received from revenue generated from advertisements that have already aired will not be sufficient to sustain operations through at least September 30, 2011.

There can be no assurance that we can overcome any of the challenges discussed above regarding competition, negative portrayal of the industry by media and government agencies, improving our MERs, or that we will be successful with the execution of the next stages of our business plan. In addition, there can be no assurance that the plans and actions proposed by management will be successful, that we will continue to generate revenue from advertisements that have already aired, that we will generate profitability and positive cash flows in the future, that our expansion plans into similar reverse logistics services for products other than precious metals won’t require substantial amounts of capital beyond our current capabilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds through the issuance of debt and/or equity securities may not be successful or, in the event additional sources of funds are needed to continue operations, they may not be available on acceptable terms, if at all.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including the results of our cell phone business, future expansion plans, profitability and liquidity, cash expected to be received from advertisements that have already run, our expectations regarding revenue, our belief regarding decreased revenues, our belief regarding future cash flows and our belief regarding working capital. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to those unregistered securities previously disclosed in filings with the SEC, we have sold securities which are not registered under the Securities Act of 1933 (the “Act”), as described below.

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Consultant(1)	7/26/10	335,000 five-year stock options exercisable at $0.065 per share	Consulting services

March 2010 Private Placement Investors(1)	8/9/10 through 9/8/10	13,775,000 shares of common stock	In order to give the investors an effective price per share of $0.06 per share from March investment for investing in August 2010 Private Placement

Consultant(1)	9/10/10	200,000 five-year stock options exercisable at $0.034 per share	Consulting services

 (1) Exempt under Section 4(2) of the Act and Regulation 506 thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Share Exchange Agreement dated July 23, 2008 **	8-K	7/29/08	2.1
2.2	Share Exchange Agreement dated May 5, 2009 **	10-Q	8/19/09	2.2
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.1
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.6	Certificate of Correction	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1A	7/12/10	3.8
3.9	Amended and Restated Certificate of Designation – Series B				Filed

3.10	Amended and Restated Bylaws	10-Q	5/20/09	3.3
10.1	Form of Executive Option Agreement*				Filed
10.2	Form of Director Option Agreement	10-Q	8/20/10	10.2
10.3	Form of Director Restricted Stock Agreement	10-Q	8/20/10	10.3
10.4	Stock Purchase Agreement – March 2010	10-Q	5/14/10	10.2
10.5	Registration Rights Agreement – March 2010	10-Q	5/14/10	10.3
10.6	Amendment to CEO and CFO Employment Agreements*				Filed
10.7	Securities Purchase Agreement – August 2010				Filed
10.8	Form of Warrant – August 2010				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

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

UPSTREAM WORLDWIDE, INC.

November 12, 2010	/s/ Douglas Feirstein
Douglas Feirstein
Chief Executive Officer (Principal Executive Officer)

November 12, 2010	/s/ Daniel Brauser
Daniel Brauser
Chief Financial Officer (Principal Financial Officer)