Form 10-K
period 2010-12-31
Upstream Worldwide, Inc.
filed 2011-03-31
CIK 1271075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010
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

Large accelerated filer ☐   Accelerated filer  ☐   Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,744,942.

The number of shares outstanding of the registrant’s classes of common stock, as of March 23, 2011 was 211,515,563 shares.

i

PART I

Item 1.	Business.

Overview

Upstream Worldwide, Inc., or Upstream, or the Company, (formerly, Money4Gold Holdings, Inc.) is an emerging leader in direct-from-consumer, reverse logistics, currently specializing in the procurement and aggregation of cellular phones and precious metals to be recycled. From the inception of our current business in 2008 through 2010, substantially all of our revenue came from the precious metals business. In mid-2010, we began to diversify our business by introducing a service, similar to our precious metals business, for cellular phones as we saw the gold and silver business begin to sharply retract. During the fourth quarter of 2010, our cellular phone business began to gain traction, and we expect more than 50% of our revenue to be from cellular phones in the first quarter of 2011. We utilize consumer oriented advertising efforts to solicit individuals interested in liquidating unwanted items. Through our platform, we facilitate an end-to-end consumer solution, from acquisition through liquidation. We have a low cost, highly scalable and flexible business model that allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors.

Our corporate headquarters are located at 200 East Broward Blvd., Suite 1200 in Ft. Lauderdale, Florida. Our phone number is (954) 915-1550 and our corporate website can be found at www.money4gold.com.

Corporate History and Acquisitions

We were incorporated in Delaware on November 18, 2003. On July 23, 2008, we acquired Money4Gold, Inc., an early stage precious metals company, and changed our name to Money4Gold Holdings, Inc. On May 7, 2009, we acquired MGE Enterprises Corporation, a Wyoming corporation, or MGE, operating in the United States under the names mygoldenvelope.com and sobredeoro.com. MGE brought extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales. MGE’s ability to reach a broader number of consumers through their experience in multi-language television advertising, direct response, and retail distribution and sales greatly accelerated our growth and increased our depth of management experience. On June 11, 2010, we changed our name to Upstream Worldwide, Inc. We are operating our cellular phone business under the name usell.com and are in the process of seeking shareholder approval to change our name to usell.com, Inc.

Marketing

We utilize various forms of direct consumer marketing campaigns and are currently considering expanding our advertising efforts. The methods of advertising used and the level of advertising investment varies by market as well as by a variety of factors that influence the effectiveness of direct response advertising such as time of year, or significant local or nationally televised events. Television advertisements can be targeted toward specific demographics based on the type of show and time of day. Internet marketing targets various demographics by advertising on publisher websites, most commonly with banners and contextual banners, focused on generating potential customers by driving traffic to our websites. Since the acquisition of MGE in May 2009, as discussed below, we have focused a greater portion of our advertising and marketing campaigns on television.

To maximize our economies of scale, we began our cellular phone business in mid-2010 by running combined precious metals and cellular phone advertisements. As we saw consumers responding to our cellular phone advertising, in November 2010 we began stand-alone cellular phone advertising. The response has been excellent and we anticipate more than 50% of our revenue for the quarter ending March 31, 2011 will be from cellular phones.

Process

Individuals responding to our advertisements (the “Sellers”) contact us through one of our inbound call-centers, or through our various websites, where we collect basic information that is used to deliver our mail-order kit to them. Upon receipt, the Sellers fill the kit with the items they wish to sell and send the kit to our processing facility.

For cellular phones, the Seller provides their make and model of phone on our website and receives a quote at that time. Upon completion of the process by the Seller, we send a kit as described above. Upon receipt of the phones, a physical inspection is performed and a series of tests, including the ability to power up and to make a test call are conducted to determine the condition, and hence value, of the phone. Payment is mailed to the Seller shortly after the appraisal.

We sell all of our cellular phones to our electronics partner, ReCellular, Inc. We have a written agreement with ReCellular which can be cancelled with relatively short notice. Consequently, ReCellular can discontinue purchases from us on short notice and could elect to spend material sums marketing its service to consumers and thereby likely reduce our future revenue and increase our costs. However, we believe we have an excellent relationship with ReCellular and expect it to continue.

For precious metals, the Seller must send the items in to us before we can provide a value. Upon receipt of the items, we immediately appraise the items received based on a variety of factors including metal type, purity and weight. Payment is issued to the Seller shortly after the appraisal. Our local processing facility then aggregates the materials received from the Sellers and prepares them for sale to Republic Metals Corporation, or the Refinery.

We sell all of our precious metals to the Refinery under a five-year contract entered into during June 2008. The Refinery holds a significant number of shares of our common stock and one of its officers is a member of our Board. It is one of the largest and fastest growing precious metal refiners in the United States. Its knowledge, experience and technical expertise, coupled with a state-of-the art refining facility, allows it to control its costs and maximize its pricing on purchases. These low costs are passed on to us, which, when coupled with current day spot market purchase prices, help to provide us with a competitive advantage in the marketplace.

Industry and Competition

Consumers purchase new cellular phones with increasing frequency, in response to heavy advertising from mobile phone companies, the introduction of sophisticated smartphones such as the iPhone and Android phones, and the rapidly changing models with new and improved features. This turnover, in combination with numerous unused phones that consumers have in their possession, has led to a business opportunity for us. The market for recycling used cellular phones is very competitive as evidenced by a simple Internet search with numerous companies offering to buy or sell used phones. In addition, online auctions, like eBay, enable consumers to sell their cellular phones. One of our competitors is ReCellular. According to its website ReCellular “is the world’s largest recycler and reseller of used cellular phones…” However, ReCellular does not actively market its retail purchasing business; instead it functions as a wholesaler to whom we sell our recycled phones. We believe we have an excellent working relationship with ReCellular and expect it to continue.

The industry for individuals and businesses seeking to extract value from precious metals, such as jewelry, has changed dramatically over the past several years. Historically, liquidation options were limited to pawn shops, garage sales, newspaper and advertisements. With the continued penetration of the Internet, additional avenues such as eBay and Craigslist have become viable options as well. Although there may be benefits to utilizing one of these options, often they can be time consuming, labor intensive, involve safety risks or a lack of privacy. We believe that our service overcomes all of these drawbacks.

There are several companies that have an approach in the precious metals purchasing market similar to ours, including Green Bullion Financial Services, LLC ( www.Cash4Gold.com ), BGC Management, Inc. (Brokengold.com), and Lippincott, LLC (goldkit.com). We believe that the remainder of the market is highly fragmented and that the majority of the remaining competitors are small pawn shops and jewelry stores that do not view this service as a primary component of their businesses.

The combination of the global economic downturn and the recent increases in precious metal prices have led to a dramatic increase in the number of people wanting to cash in their gold and other precious metal items. Although this has contributed to the revenue growth the industry has experienced until a year ago, it has also resulted in an increase in the number of competitors in the marketplace. Some of these competitors operate without regard to legal requirements or to the overall reputation of the industry by disposing of their customer’s items prior to the prescribed holding periods and by offering extremely low purchase prices for the items to be sold. As a result of these incidents, the media has portrayed the overall industry in a negative light. This has resulted in additional customer scrutiny, increased governmental regulations, and has applied pressure on purchase costs.

Government Regulation

Because of the nature of our business, we are subject to the Federal Trade Commission’s unfair trade practice rules and various state laws designed to protect consumers including “little” unfair trade practice laws, as well as similar laws and regulations in the other markets in which we operate including Canada.

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

Employees

As of March 23, 2011, we had 25 full-time employees and 3 part-time employees. None of our employees is subject to a collective bargaining agreement.

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

We lease approximately 6,000 square feet for our corporate headquarters located at 200 East Broward Blvd., in Fort Lauderdale, Florida. In addition, we lease approximately 2,900 square feet in Miami, Florida and approximately 1,735 square feet in Montreal, Canada for our aggregation facilities.

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. None of these facilities are critical to our operations because suitable alternatives are available in all of the locations where we conduct business. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.

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

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board, under the symbol “UPST.” The last reported sale price of our common stock as reported by the Bulletin Board on March 23, 2011 was $0.04 per share. As of March 23, 2011, there were approximately 224 shareholders of record. The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Stock Price
		High	Low
		($)	($)
2010	March 31	0.40	0.17
	June 30	0.20	0.07
	September 30	0.08	0.03
	December 31	0.03	0.02

2009	March 31	0.33	0.17
	June 30	0.31	0.15
	September 30	0.18	0.08
	December 31	0.18	0.10

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

Name of Class	Date Sold	No. of Securities	Reason for Issuance

Investor Relations	11/4/2010	2,000,000 shares of common stock	Compensation for services rendered in lieu of cash
Officer	11/4/2010	6,000,000 stock options exercisable at $0.025	Compensation for services rendered in lieu of cash
Former Management of Subsidiary	11/4/2010	200,000 shares of common stock	Compensation for services rendered in lieu of cash
Former Director and Officer	12/7/2010	2,000,000 options exercisable at $0.02 per share	In connection with resignation
Marketing	12/15/2010	181,818 shares of common stock	Settlement

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Upstream Worldwide, Inc., through our wholly-owned subsidiaries, uses direct response advertising and marketing campaigns to purchase consumer items such as precious metals and cellular phones from the public in the United States and abroad, and then aggregates them for resale in the United States.

Our focus has been on providing a fast, secure and convenient service that enables the public to discretely sell their items from the comfort and security of their home or office. We believe our liquidation partners for each of our lines of consumer items are leaders in their industry, which enables us to obtain beneficial economic terms and compete effectively in the marketplace.  Through these partners, we are able to secure current market prices for all consumer items that we purchase on a daily basis.

Recent Trends

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Our consolidated revenue for the third and fourth quarter of 2009 of $6.8 million and $19.6 million, respectively, increased dramatically over the respective prior quarters. Our revenue however, declined in each subsequent quarter to $17.3 million, $7.8 million, $4.1 million and $3.3 million during the first, second, third and fourth quarter of 2010, respectively. Revenue during each of these periods was generated predominantly from the sale of precious metals. We believe that increased competition for the aggregation and resale of precious metals; negative representation of the precious metals resale industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns resulted in the decreasing revenue trend during 2010. In addition, in response to deteriorating returns on our advertising campaigns in the United Kingdom and Europe and difficulties managing the business remotely, we stopped advertising in the United Kingdom and European markets during the fourth quarter of 2010 and shutdown our United Kingdom facility. Our operations in the United Kingdom and Europe do not have cash flows that are specifically identifiable or distinguishable as independent of the other pieces of our company. As such, we have not reported them as discontinued, however during the year ended December 31, 2010, we recorded an impairment of $219,365 pertaining to the assets used in these markets as they are not expected to provide future economic benefit.

The significant decline in revenue during 2010 underscores the importance of our recent diversification into cellular phones. Our revenue generated from cellular phones during 2010 was not material to our overall revenue for that period; however, it has increased each period since the introduction of the service offering and is expected to comprise at least 50% of our revenue for the first quarter of 2011. We believe that the market for recycling small consumer electronics such as cellular phones, though just emerging, is substantial and that if we can achieve significant returns on our media investments and control our costs accordingly, continued implementation of our business plans will generate steadily improving results and cash flows in the future.

New Accounting Pronouncements

Please see Note 3 to the accompanying Consolidated Financial Statements contained herein for a discussion of new accounting pronouncements.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that if incorrect could have a material adverse impact on our results of operations and financial condition. See Note 3 to our Consolidated Financial Statements for further discussion regarding our critical accounting policies and estimates.

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

As discussed in more detail in Note 8, during the year ended December 31, 2010, we recorded an impairment charge of $11,142,273 pertaining to our goodwill.

Revenue Recognition

We generate revenue from the sale of consumer items such as precious metals and cellular phones. Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Cellular Phones

Cellular phones are appraised upon receipt from the public based on a variety of factors including the condition of the phone, whether or not the phone turns on, and the phone’s ability to make a successful test call. The appraised value is used to determine the price at which we sell the phone to ReCellular. On a daily basis, all of the cellular phones received and appraised are sold to ReCellular. As a result, revenue is recognized the same day the phones are received from the public.

We do not return phones to the public once they have been received. In addition, no returns are accepted from ReCellular and upon delivery of the phones to ReCellular, we have no further obligations.

Precious Metals

We grade the quality of the precious metals purchased from the public and estimate the total quantity received. We then lock in the current spot rate of each metal sufficient to cover the total quantity received in the current batch with the Refinery. After a holding period of at least 10 days to allow for returns, the precious metals are delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validates the quality and quantity of the precious metals and remits payment to us based on the quantity of the pure precious metals at the agreed upon spot rates, as described above. Revenue is recognized upon melting of the precious metals and the validation of the quality and quantity of each precious metal by the Refinery.

No returns are accepted from the Refinery and upon delivery of the precious metals to the refiner, we have no further obligations.

Deferred Revenue

Upon our estimate of the total quantity of precious metals received and the locking in of the current spot rate for each precious metal, we are able to estimate the total value of the batch received. The Refinery advances to us, up to 80% of the value of the precious metals we have received, but not yet delivered. This amount is recorded as deferred revenue until the specific batch is melted and processed as described above, at which time, it is recorded as revenue.

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants warrants, and restricted stock grants are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. We have applied fair value accounting and the related provisions of Accounting Standards Codification (“ASC”) 718 for all share based payment awards. The fair value of share-based payments is recognized ratably over the stated vesting period. In the event of termination, we will cease to recognize compensation expense.

Results of Operations

We generate revenue from the sale of consumer items such as cellular phones and precious metals. However, until 2011, revenue from cellular phones was not material. Our operations in each of our markets exhibit similar financial performance metrics and have similar economic characteristics. As such, we have aggregated our operations around the world into a single operating segment.

We acquired MGE on May 7, 2009 using the purchase method of accounting. As such, the results of operations for MGE are only included in our consolidated results of operations from that date onward. The pro forma results of operations, as if the acquisition of MGE had occurred as of January 1, 2009 can be found in Note 6 to the consolidated financial statements found elsewhere in this report, however the comparison of the pro forma results are not meaningfully different than the comparison of the actual results as presented below.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	For the Years Ended December 31,		Change	Change
	2010	2009	(Dollars)	(Percentage)
Revenue	$32,547,898	$28,998,982	$3,548,916	12%
Cost of Revenue	11,526,214	10,558,198	968,016	(9)%
Gross Profit	21,021,684	18,440,784	2,580,900	14%
Sales and Marketing	20,821,100	16,267,244	4,573,856	(28)%
General and Administrative	7,004,056	5,050,466	1,953,590	(39)%
Operating Loss	(6,803,472)	(2,876,926)	(3,926,546)	(136)%
Interest Income (Expense), net	—	(236,181)	236,181	100%
Other Expense	(9,939,651)	(942,021)	(8,997,630)	(955)%
Net Loss Before Income Tax	(16,743,123)	(4,055,129)	(12,687,994)	(313)%
Income Tax Expense	(48,130)	—	(48,130)	(100)%
Net Loss	$(16,791,253)	$(4,055,129)	$(12,736,124)	(314)%

Our revenue is largely dependent on the frequency and effectiveness of our direct response advertising and marketing campaigns. As such, advertising and marketing expenditures represent our most significant costs, amounting to 64% and 56% of revenue for the years ended December 31, 2010 and 2009, respectively. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness primarily based on projected revenue earned as compared to the cost of the advertisement, referred to as a Media Efficiency Rate, or MER. There are a variety of factors that impact the MER including:

1.	The number of leads generated from an advertisement,

2.	The rate at which those leads convert into actual packs submitted by members of the public (the “Sellers”), and

3.	The average revenue generated from the packs received.

Each of these factors, and hence our MERs, vary by market and by the particular advertising method utilized within each market.

The increase in revenue during year ended December 31, 2010, as compared to the same period in 2009 was driven by significantly higher volume of advertising in 2010. However, as discussed in more detail below in the Liquidity section, MERs increased during the second half of 2009 and into the first quarter of 2010, before beginning to decline in the second quarter of 2010. Our revenue declined from $17.3 million during the first quarter of 2010 to $7.8 million during the second quarter of 2010, $4.1 million during the third quarter of 2010, and $3.3 million during the fourth quarter of 2010. As we saw the market for gold and other precious metals changing, we began to test recycling of cellular phones. Although 2010 revenue from cellular phones was not material, consumer response has been positive and cellular phone revenue is expected to comprise the majority of our revenue in the first quarter of 2011.

Direct advertising and marketing costs are expensed as incurred, but generally result in revenue being generated over a period of up to eight to twelve weeks following the airing of the advertisement. As a result, advertising and marketing investments made during the latter part of a financial period tend to have a disproportionately negative impact on profitability within that period and a disproportionately favorable impact on profitability in future periods. This impact is generally difficult to measure as the future revenue is generated over extended periods of time and is contingent upon a variety of factors, including the receptiveness of our advertisements by the public and the age of the current advertisement, as well as factors beyond our control such as time of year, geography and significant television events that skew normal viewing patterns. As discussed in more detail in the Liquidity section below, we made significant investments in advertising and marketing during late 2009 and early 2010, but decreased our spending levels as our MERs began to decline. We are constantly re-evaluating our advertising and marketing campaigns in each of our markets and adjusting our spending levels to focus on the markets and campaigns that continue to generate MER levels above certain minimum targets. In late 2010, we temporarily suspended our precious metals advertising and marketing campaigns in the U.S., but continue to advertise that product in Canada. Later in 2011, we expect to re-launch advertising in the U.S. for precious metals under our new usell.com brand name. In the U.S., we continue to advertise and market cellular phones under the usell.com name.

Cost of revenue increased during the year ended December 31, 2010, as compared to the same period in 2009, although at a slightly slower pace than the growth in revenue. We generally pay the Sellers a percentage of the market value of the items we purchase from them. Therefore a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. During 2010, we changed our payout calculation which, on an overall basis, resulted in our paying out a lower percentage of revenue. The benefits of this cost reduction were partially offset however by significant investments made in our operational infrastructure during late 2009 and early 2010, including the direct costs and expenses required to ship, secure, grade, log and process the items internally, which are not directly correlated to our revenue. These factors offset each other on a year over year comparison basis such that our gross profit was relatively consistent, on a percentage basis, at approximately 65% for the years ended December 31, 2010 and 2009.

General and administrative expenses include professional fees for technology development, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses for the year ended December 31, 2010 increased over the same period in 2009, primarily due to investments in our infrastructure to support our expansion into new markets including initial development of a new technology platform, the addition of several staff, and multiple consulting projects aimed at properly managing the expansion into new product offerings. In addition, depreciation expense increased in 2010 as a result of the assets acquired to support the infrastructure investments.

Interest expense, net of interest income, during the year ended December 31, 2009 was primarily attributable to interest pertaining to our convertible note payable, media line of credit and other notes payable, all of which were paid off during 2009.

Other expense during the year ended December 31, 2010 was attributable primarily to a goodwill impairment charge resulting from a review of our carrying value triggered by recent trends, a net gain on the derivative pertaining to the conversion feature embedded within our convertible Series B Preferred Stock, and an impairment charge pertaining to our operations in the United Kingdom and Europe. Other expense during the year ended December 31, 2009 was attributable to a loss on the settlement of debt, a charge pertaining to penalty shares issued in connection with certain registration rights offered to the investors under the September 2008 private placement, expenses pertaining to the repricing of investor warrants, the change in the fair value of a derivative liability, and impairment of an intangible asset. Although we incurred a net loss on a consolidated basis, we recorded income tax expense as a result of taxes imposed on our results in certain jurisdictions.

Liquidity and Capital Resources

We incurred a net loss of $16,791,253 for the year ended December 31, 2010 (including non-cash charges for goodwill impairment of $11,142,273, stock based compensation of $2,436,790, and an impairment charge of $114,018 pertaining to our operations in the United Kingdom and Europe), offset by a net gain on the embedded conversion feature of our convertible Series B Preferred Stock of $1,327,898 and used $3,161,683 in cash from operations. As of December 31, 2010, we had an accumulated deficit of $27,007,076, and working capital deficit of $2,070,274.

Our investing activities used net cash of $269,694, to purchase property and equipment and acquire intangible assets during the year ended December 31, 2010 and during the same period, our financing activities generated $4,026,620 in net proceeds from sales of our convertible Series B preferred stock and our common stock.

As discussed above, we utilize direct response advertising and marketing campaigns, including television, print and Internet to solicit cellular phones and precious metals from the public, and then aggregate them for resale. These advertising and marketing campaigns are our most significant use of cash from operations. Payment policies for these campaigns vary by market and vendor. Terms range from standard 30 day arrear payment terms to prepayments prior to the advertisement running. Once the advertisements run, we receive requests for mail order kits from potential Sellers, which they fill with the items they wish to sell and send the kit to one of our processing facilities. Mail order kits are generally received back from the Sellers over a period of up to eight to twelve weeks following the date of the advertisement. As such, we generally realize the cash benefits resulting from our advertisements over a similar time period.

Payments are made to the Sellers for items sold within several days after our appraisal. After payment to the Sellers, and in the case of precious metals, a minimum holding time to allow the Seller to consider our offer, we aggregate the items received at our processing facilities and prepare them for sale to our partners. We sell all of our cellular phones to our electronics partner, ReCellular. Phones received are logged on a purchase order from ReCellular on a daily basis. Each week, the purchase order is finalized. We receive payment approximately seven days after the closing of the purchase order. We sell all of our precious metals to the Refinery. The Refinery advances us 80% of the estimated value of the precious metals received each week. Upon physical receipt of the precious metals, up to three weeks later, the Refinery evaluates them to ascertain the final definitive value. At that point, we settle with the Refinery and they send us the additional amounts due. Since we generally pay for items prior to collecting from our partners, rapid growth can cause strain on our cash flows.

Our consolidated revenue for the third and fourth quarter of 2009 of $6.8 million and $19.6 million, respectively, increased dramatically over the respective prior quarters. Our revenue however, declined in each subsequent quarter to $17.3 million, $7.8 million, $4.1 million and $3.3 million during the first, second, third and fourth quarter of 2010, respectively. Revenue during each of these periods was generated predominantly from the sale of precious metals. We believe that increased competition for the aggregation and resale of precious metals; negative representation of the precious metals resale industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns resulted in the decreasing revenue trend during 2010.

To address the challenges discussed above, we are attempting to compete more effectively and overcome the negative representation of the industry by media and governmental agencies by re-evaluating our advertising and marketing campaigns in each of our markets and scaling back our spending levels to focus on the markets and campaigns that continue to generate MER levels above certain minimum targets. Thus we currently advertise cellular phones in the U.S. and precious metals in Canada. In addition, to minimize the impact of lower revenue on profitability and cash flows, we are adjusting our expense structure in each of our markets and have slowed and/or temporarily suspended some projects while we re-evaluate our implementation strategy for our future plans. Specifically, we temporarily reduced the salaries of all of our employees, assessed staffing levels based on current volume, reviewed contracts with minimum thresholds pertaining to existing services to ensure we are utilizing these services in an optimal fashion, and reassessed timing of our expansion plans. In addition, Douglas Feirstein, our Chief Executive Officer, and Daniel Brauser, our Chief Financial Officer, both amended their employment contracts such that their salary was reduced to $150,000 per year: a reduction of $125,000, and each is now employed on a month-to-month basis, eliminating all severance rights. Further, on November 4, 2010, Mr. Feirstein was granted 6,000,000 five-year stock options in lieu of receiving cash compensation for a one-year period. The options vest monthly over a one-year period unless Mr. Feirstein provides notice of his intent to receive cash compensation for that monthly period. He has not done so through the date of this filing.

Our international operations were initiated by launching direct response advertising and marketing campaigns in Canada in late 2008 and then in the United Kingdom in early 2009. During 2009 we experienced rapid growth in these markets and, as a result, increased our advertising and marketing levels in those countries and expanded our advertising campaigns into several other European countries during the second half of 2009 and the first quarter of 2010. Beginning during the first quarter of 2010 however, we experienced several challenges in some of our operations abroad including deteriorating returns on our advertising campaigns and difficulties managing the business remotely. After several quarters of continued deteriorating results, we stopped advertising in the United Kingdom and European markets during the fourth quarter of 2010 and shutdown our United Kingdom facility. Our operations in the United Kingdom and Europe do not have cash flows that are specifically identifiable or distinguishable as independent of the other pieces of our company. As such, we have not reported them as discontinued, however during the year ended December 31, 2010, we recorded an impairment of $114,018 pertaining to the assets used in these markets as they are not expected to provide future economic benefit. Subsequent to this impairment, the remaining assets and liabilities relating to our United Kingdom and European operations are not material.

Although the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 demonstrates the viability of our business plan, the significant decline in revenue during 2010 underscores the importance of our recent diversification into cellular phones. During the second and third quarters of 2010, we placed advertisements combining precious metals and cellular phone recycling using the MyGoldEnvelope brand, as well as cellular phone recycling as a stand-alone offer through a new brand named uSell. Based on positive early results of those campaigns, we shifted the focus toward the uSell brand name and have slowly increased the advertising levels.

Our revenue generated from cellular phones during 2010 was not material to our overall revenue for that period, however it has increased each period since the introduction of the service offering and is expected to comprise over 50% of our revenue for the first quarter of 2011. We are still currently addressing the operational differences between aggregation and sale of cellular phones, as compared with precious metals, including aspects such as fulfillment, valuation, and most importantly, cash flows. We believe that the market for recycling small consumer electronics such as cellular phones, though just emerging, is substantial and that if we can achieve significant returns on our media investments and control our costs accordingly, continued implementation of our business plans will generate steadily improving results and cash flows in the future.

On March 31, 2010, we closed on a private placement transaction whereby we sold 5,758,337 shares of our common stock at $0.20 per share. Gross proceeds from the sale amounted to $1,151,667, which was used for working capital. Offering costs associated with this transaction amounted to $51,579.

On August 19, 2010, we sold 2,943,750 shares of our Series B and 73,593,750 warrants to purchase our common stock for gross proceeds of $2,943,750.

Douglas Feirstein, our Chief Executive Officer, invested $100,000 in the August 2010 PP through an entity which he controls. This entity acquired 100,000 shares of Series B and 2,500,000 warrants to purchase our common stock. In addition, a relative of our Chief Financial Officer invested $450,000 in the August 2010 PP and acquired 450,000 shares of Series B and 11,250,000 warrants to purchase our common stock.

During February 2011, we sold 65,000 shares of our Series B and 1,625,000 warrants to purchase our common stock for gross proceeds of $65,000. Also during February 2011, certain shareholders exercised a total of 72,093,750 warrants for gross proceeds of $1,081,406. The shareholders received shares of our Series C Preferred Stock, which will convert into our common stock upon the increase of our authorized number of shares of common stock to 650 million.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. It is possible that our current level of cash on hand and anticipated cash that will be received from revenue generated from advertisements that have already aired will not be sufficient to sustain operations through at least December 31, 2012.

Losses from operations are continuing subsequent to December 31, 2010. We anticipate that we will continue to generate significant losses from operations in the near future. We believe our current available cash, along with anticipated revenues, may be insufficient to meet our cash needs for the near future. There can be no assurance that additional financing will be available in amounts or terms acceptable to us, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations is dependent on Management's plans, which include the raising of capital through debt and/or equity issuances, until such time that funds provided by operations are sufficient to fund working capital requirements. We may need to incur additional liabilities with certain related parties to sustain our existence.

There can be no assurance that we can overcome any of the challenges discussed above regarding competition, negative portrayal of the industry by media and government agencies, improving our MERs, that we will be successful with the introduction of small consumer electronics, or that the execution of the next stages of our business plan will be successful. In addition, there can be no assurance that the plans and actions proposed by management will be successful, that we will continue to generate revenue from advertisements that have already aired, that we will generate profitability and positive cash flows in the future, that our expansion plans into similar reverse logistics services for products other than precious metals will not require substantial amounts of capital beyond our current capabilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds through the issuance of debt and/or equity securities may not be successful or, in the event additional sources of funds are needed to continue operations, they may not be available on acceptable terms, if at all.

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

Marketing Services

We purchase online marketing and lead generation services from a company in which our former President is a 50% shareholder. Our pricing is calculated at a 10% markup to their cost, capped at $1.50 per lead. This markup is exclusively for the unrelated 50% shareholders. Our former President does not share in any profits earned by this vendor for services rendered to us.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding expectations and opportunities from our cellular phone business, revenue, liquidity and our beliefs regarding our relationship with ReCellular.

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following Risk Factors before deciding whether to invest in Upstream. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Business

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses of approximately $16.8 million in 2010 and $4.1 million in 2009. We anticipate these losses will continue for the foreseeable future. Additionally, we have negative cash flows from operations and negative working capital. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

Because we have a limited operating history to evaluate our company and are implementing a new business model, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

In July 2008, we commenced operations as a company which recycles gold and other precious metals for consumers. Although business grew rapidly in 2009, by 2010 we encountered some serious problems particularly in Europe. As a result, we reduced our advertising and made a decision to focus on the recycling of mobile phones. While our experience to date has been positive, we have not committed significant marketing resources and cannot predict the degree of our ultimate success. Since we have a limited operating history and completed a significant acquisition in May 2009, we cannot assure you that our business will be profitable. Early stage companies often are unsuccessful and encounter unanticipated expenses and difficulties, investors should consider this risk in determining whether to purchase or sell our common stock.

Because we have had working capital problems, if we do not have sufficient working capital we will have to reduce advertising which in turn will reduce future revenues.

At December 31, 2010, we had a working capital deficit of approximately $2.1 million. If we do not generate more revenue than we spend, we will face working capital limitations. Our fourth quarter 2010 revenue was lower than the third quarter of 2010, we believe as a result of increased competition and the continued negative representation of the precious metals industry by the media, which may have reduced the confidence the general public had in the precious metals industry in general. We incurred a net loss of approximately $16.8 million during 2010 compared to $4.1 million during 2009. In response to the lower revenues generated in recent quarters, we have focused on certain restructuring efforts this included eliminating our European operations, reducing advertising and focusing on finding another product to recycle. This resulted in our new mobile phone business. However, due to the losses in our precious metals business, the early stage of our mobile phone business and public company expenses, we have had to raise capital twice in 2010 and once in 2011. If we lack sufficient working capital, we will have to reduce advertising which will have a corresponding reduction in revenues.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

The severe recession, freezing of the global credit markets and the decline in the stock market for small cap stocks may adversely affect our ability to raise capital in the future. If adequate additional financing is not available on reasonable terms or at all, we may not be able to undertake expansion, we may have to reduce our marketing efforts and we will have to modify our business plans accordingly.

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

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, Doug Feirstein, our Chief Executive Officer, Daniel Brauser, our Chief Financial Officer, Chuck Wallace, our Chief Operating Officer, and Michael Brachfeld, our Chief Accounting Officer are important to the management of our business and operations and the development of our strategic direction. The loss of the services of any of these officers and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

We rely heavily on our business partners and on third parties to provide specialized services, including development of our technology platforms to support our existing business as well as our expansion into small consumer electronics. Failure by such parties to provide the agreed services at an acceptable level could limit our ability to provide services and/or cause customer dissatisfaction, either of which could adversely affect our business.

Our technology systems interface with those of our business partners on a regular basis. In addition, we depend heavily on contractors with specialized expertise to program the proper program code and establish the proper controls and protocols in order for us to efficiently and securely operate our business. Our technology platforms required, and will continue to require, substantial modification and refinement as a result of our recent diversification into small consumer electronics such as cellular phones. In the past, our partners and/or contractors have not always performed at the levels we expect or at the levels required by their contracts. If key partners and/or contractors fail to comply with their contracts, fail to meet our performance expectations or refuse to supply us in the future, our business could be severely disrupted. In addition, we have experienced difficulties with programming and platform modifications. If we continue to experience difficulties with programming, interfaces and/or the required modifications to support the expansion of our business, it will result in operational inefficiencies such as delayed kit delivery, incorrect address problems, and delayed or incorrect payments to people for their items. Generally, there are multiple sources for the services we purchase and partners we select, although we believe that ReCellular is the leader in the cellular phone recycling industry and would be difficult to replace. Our business could be substantially disrupted if we were required to replace one of our partners, or the services of one or more contractors, especially if the replacement became necessary on short notice.

Our networks and IT systems may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations and result in the theft of our proprietary information.

A party who is able to breach the security measures on our networks could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations. We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse effect on our financial performance and operating results.

Because the future direction of our business is uncertain, any diversification may not be successful.

Because of our reliance on the price of gold and other precious metals, last year we entered into the reverse logistics services for cellular phones. Additionally, we may enter into other new business opportunities where we face heavy competition from larger and better capitalized companies. Additionally, we may not have a key advantage in implementing a new business opportunity like the advantage the relationship with the Refinery and ReCellular has provided us with our current business. Any failure will result in losses, reduction of our working capital and a diversion of our managements’ time and attention. If these future diversification efforts are not successful, our future stock price is likely to fall.

If there is any disturbance in our relationship with the Refinery, it could affect our future operating results.

In our precious metals business, we rely heavily on our relationship with the Refinery. We believe that our relationship with the Refinery accelerates our cash collections timeframe and permits us to offer competitive pricing. If our relationship with the Refinery is harmed, diminished or interrupted in any way for any significant period of time, our business and results of operations would be substantially harmed. In particular, we may face longer cash collection times, higher expenses, a lower level of service and may be required to pay lower prices to consumers. This would have an adverse impact on our business and results of operations.

If there is any disturbance in our relationship with ReCellular, it could affect our future operating results.

In our mobile phone business, we rely heavily on our relationship with ReCellular. ReCellular is a leading phone recycler. We believe that our relationship with ReCellular provides us with a number of advantages including an efficient method of liquidating the phones and consistent and competitive pricing. We expect all or substantially all of our phones will be recycled by ReCellular.

In 2010, we began a relationship with ReCellular which purchases our cellular phones from us. We have a written agreement with ReCellular which can be cancelled with relatively short notice. Consequently, ReCellular can discontinue purchases from us on short notice and could elect to spend material sums marketing its service to consumers and thereby likely reduce our future revenue and increase our costs. If our relationship with ReCellular is harmed, diminished or interrupted in any way for any significant period of time, ReCellular suffers liquidity problems, or ReCellular chooses to pursue a business model similar to ours (which they have in the past), our business and results of operations would be substantially harmed. In particular, we may face longer cash collection times, higher expenses and/or a lower level of service. This could lead to us being unable to pay top market rates to consumers, requiring longer leads times to liquidate and monetize the phones, which could have an adverse impact on our business and results of operations.

If we are unable to provide competitive pricing or if the market for recycled phones declines, our results of operations may be materially and adversely affected.

We recently entered into the market for recycling cellular phones which is a new, unproven market for us. We believe recycling cellular phones is a promising opportunity when utilized in our historic business model. During the first quarter, we have seen a material growth in our cellular phone business. If we are unable to respond to competitive pressures or provide prices that cause our Sellers to recycle their phones with us, our business will be harmed. Additionally, if the market for recycled phones significantly declines, our future revenue may fall.

Our revenues and operating results may fluctuate from period to period, depending upon our product pricing and our costs to purchase phones.

Our revenue is increasingly dependent upon the prices we pay our customers for their phones and the amount we receive upon liquidating the phones. Unlike gold and other metals, cellular phones are not a commodity with an existing and visible public market and prices. If we are unable to offer competitive pricing and/or obtain prices at or above the price we paid for the phones, our revenue will be reduced and we will incur large losses.

If the future price of gold and silver were substantially lower than current levels, customers would be less likely to recycle their jewelry which could adversely affect our business.

Even though we are reducing our dependence upon gold and silver, our future revenue will be affected by changes in the market price of gold and silver. Gold and silver prices are at or near record highs but historically fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include:

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

The price of gold and silver has fluctuated widely in recent years, and a decline in the price of gold and silver could cause a significant decrease in our future revenue and limit our ability to raise money. If the future price for gold and silver were substantially lower than today’s market price, our business may suffer. Additionally, like any market, there may be a point where consumers have recycled much or most or all of their gold and silver. This will result in a reduction of our revenue.

If the U.S. and global economies improve, we may experience reduced revenue and our results of operations may be adversely affected.

The price of gold and silver historically rises as economic conditions worsen or if investors fear conditions will deteriorate. Gold and silver are at or near their historical high prices. With continuing high unemployment, we expect that consumers will seek to recycle their gold, silver and other precious metals in order to raise cash. Once the economy improves substantially, our business may be adversely affected. Additionally, as we diversify our business, other products may be less affected by business cycles. At the same time, as the economy improves consumers may be less likely to recycle used items.

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

If our precious metals customers choose to transact business directly with store-based competitors rather than with us, our revenue will be reduced.

Sellers of precious metals may prefer to do business with local store-based competitors where there is a feeling of security and immediacy. This will result in us generating lower revenues. Specific factors that could prevent consumers from transacting business in response to our television or online advertisements include:

•	adverse publicity concerning the recycling of precious metals;
•	concerns about transacting in precious metals items or jewelry without a physical storefront or face-to-face interaction with personnel;

•	the extra shipping time associated with Internet or mail orders;
•	pricing that does not meet consumer expectations
•	concerns about loss due to theft and mail, delayed or damaged shipments;
•	concerns about the security of online transactions and the privacy of personal information; or
•	the inconvenience associated with dealing with a remote purchaser.

Our future growth and profitability will depend in large part upon the effectiveness of our marketing and advertising expenditures.

Our future growth and profitability will depend in large part upon our media performance, including our ability to:

•	create greater awareness of our products;
•	identify the most effective and efficient level of spending in each market and specific media vehicle;
•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures; and
•	effectively manage marketing costs (including creative and media).

Our planned marketing expenditures may not result in increased revenue. If our media performance is not effective, our future results of operations and financial condition will be adversely affected.

Because we face intense competition for business, our future results of operations and our future financial condition may be adversely affected.

We operate in an extremely competitive business. The procurement and aggregation of gold and other precious metals is dominated by Cash4Gold in the United States and Canada. In the mobile phone business, we compete with eBay and other online auction companies and with Gazelle. Our smaller size, shorter operating history and limited working capital may limit our advertising levels, our ability to expand successfully into new markets or effectively compete against these other companies. If we are not able to compete effectively, our future business will be adversely affected and our future results of operations and financial condition will be adversely affected.

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

We face the risk of theft from inventory or during shipments to us. We have taken steps to prevent such theft by implementing comprehensive surveillance and security measures and we maintain insurance to cover losses resulting from theft or loss. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

Our business is subject to a variety of U.S. and other laws, rules and regulations that could subject us to claims or otherwise harm our business.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations. We are subject to a variety of laws in the U.S. and in Canada that affect advertising, that are costly with which to comply, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. In addition, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and in Canada. Claims can be brought under both U.S. and Canadian law for defamation and other tort claims, unlawful activity, copyright and trademark infringement.

The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, the European Union and many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. We must comply with the Federal Trade Commission’s unfair trade practices rules and state consumer protection laws including “little” unfair trade practice rules. Additionally, Florida regulates secondhand dealers in precious metals. We have received a certificate of registration authorizing us to conduct business as a secondhand dealer in Florida. Any failure on our part to comply with these laws, rules and regulations may subject us to additional liabilities.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

Our common stock trades on the Bulletin Board, which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to increase revenue in each succeeding quarter;
•	Our failure to achieve and maintain profitability;
•	Our failure to meet our revenue and earnings guidance;
•	The loss of ReCellular;
•	The loss of the Refiner;
•	Announcements of our results as we diversify our reverse logistics business;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	Adverse court ruling or regulatory action;
•	Our failure to meet financial analysts’ performance expectations;
•	Changes in earnings estimates and recommendations by financial analysts;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing which is dilutive to our shareholders;
•	Our announcement of a change in the direction of our business; or
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

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

The requirements of this Item can be found beginning on page F-1 found elsewhere herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective based on that criteria.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected. There are two vacancies on our Board. The officers are elected by the Board.

Name	Age	Position

Douglas Feirstein	40	Chief Executive Officer and Director
Daniel Brauser	30	Chief Financial Officer and Director
Charles Wallace	47	President and Chief Operating Officer
Michael Brachfeld	40	Chief Accounting Officer
Scott Frohman	43	Chairman of the Board
Grant Fitzwilliam	43	Director
Charles Pearlman	65	Director
Jason Rubin	28	Director

Biographies

Douglas Feirstein has served as our Chief Executive Officer and director since May 7, 2009 when we acquired MGE. From March 2000 until 2004, Mr. Feirstein served as the President and Chief Executive Officer of LiveOps, Inc., a company he founded. LiveOps, Inc. provides on demand call center technology, as well as virtual call center services, in both direct response and enterprise markets. In 2005, Mr. Feirstein founded and served as a manager of Pink Package, LLC, d/b/a My Gold Envelope a predecessor to MGE and since the date of MGE’s acquisition of My Gold Envelope, he had been an executive officer of MGE. He currently serves as an advisor to LiveOps. Prior to LiveOps, he was involved in developing call center operations and technologies for catalog and electronic retailing organizations. Mr. Feirstein was selected as a director for his proven track record of success and his extensive experience managing the growth of young companies from start-up through to maturity. In addition, as a founder of MGE, Mr. Feirstein possesses a detailed understanding of the characteristics unique to our business model.

Daniel Brauser has served as our Chief Financial Officer and as a director since July 23, 2008. From July 23, 2008 through May 7, 2009, Mr. Brauser also served as our President and Chief Operating Officer. From 2004 through November 2005, Mr. Brauser served as the interim Chief Financial Officer of Health Benefits Direct Corporation and from November 2005 until September 2007 he served as its Senior Vice President. Mr. Brauser was selected as a director for his proven track record of success and his extensive experience managing the growth of young companies from start-up through to maturity. In addition, as a founder of our reverse logistics business, Mr. Brauser possesses a detailed understanding of the characteristics unique to our business model.

Charles Wallace has served as our President and Chief Operating Officer since September 10, 2010, though he performed the same duties since February 1, 2010 in his capacity as a consultant. Since June 2008, Mr. Wallace has served as an Advisor and Board member of various electronic commerce and software companies. From September 2007 through April 2008 served as the Chief Executive Officer of UStreamTV, a multi-national leader in the live interactive video broadcast industry. From February 1999 through April 2007, Mr. Wallace held a variety of leadership positions with responsibility for development and execution of business strategy and operations. Prior to this, Mr. Wallace was a co-founder and senior executive at Esurance.

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

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of Upstream and its shareholders. The Board’s responsibilities include:

•	Establishing broad corporate policies and
•	Reviewing the overall performance of Upstream.

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

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers.  The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters.   Additionally, the Compensation Committee is responsible for administering our 2008 Equity Incentive Plan, or the Plan.

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

Board Structure

The Board has determined that having an independent director serve as Chairman of the Board is in the best interest of shareholders at this time. This structure has been particularly useful as the Board has considered significant changes in our strategic direction. The structure ensures a greater role for the independent directors in the oversight of Upstream and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board.

Board Assessment of Risk

The Board is actively involved in the oversight of risks that could affect Upstream. This oversight is conducted primarily through the Audit Committee, but the full Board has retained responsibility for general oversight of risks. The Audit Committee considers and reviews with our independent public accounting firm and management the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. In addition to the Audit Committee’s role, the full Board is involved in oversight and administration of risk and risk management practices by overseeing members of senior management in their risk management capacities. Members of our senior management have day-to-day responsibility for risk management and establishing risk management practices, and members of management are expected to report matters relating specifically to the Audit Committee directly thereto, and to report all other matters directly to the Board as a whole. Members of our senior management have an open line of communication to the Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate, and management’s reporting on issues relating to risk management typically occurs through direct communication with directors or committee members as matters requiring attention arise. Members of our senior management regularly attend portions of the Board’s meetings, and often discuss the risks related to our business.

Presently, the primary risks affecting Upstream are the lack of working capital and the inability to generate sufficient revenue so that we have positive cash flow from operations.   The Board focuses on these key risks at each meeting and actively interfaces with management on seeking solutions.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  We will provide a copy, without charge, to anyone that requests one in writing to Upstream Worldwide, Inc., 200 E. Broward Boulevard, Suite 1200, Fort Lauderdale, Florida 33301, Attention: Mr. Michael Brachfeld.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Upstream Worldwide, Inc., 200 E. Broward Boulevard, Suite 1200, Fort Lauderdale, Florida 33301, Attention: Mr. Daniel Brauser., or by facsimile (954) 915-1525.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believes that during 2010 the our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a); except that one Form 4, covering one transaction, was filed late by Mr. Hakan Koyuncu.

Item 11.	Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) serving at the end of the last fiscal year and the two other most highly compensated executive officers whose total compensation exceeded $100,000 in 2010 and 2009.  We refer to these persons as the Named Executive Officers.

2010 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)		Option Awards ($)(f) (1)		Total ($)(j)
Douglas Feirstein	2010	269,038	(2)	506,181	(3)	775,219
Chief Executive Officer	2009	136,442		150,709	(4)	287,151
Daniel Brauser	2010	184,615		506,181	(3)	690,796
Chief Financial Officer	2009	213,942		2,185,277	(4)	2,239,219
Chuck Wallace (5)	2010	141,479	(6)	518,534	(7)	660,013
President and Chief Operating Officer	—	—		—		—

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)	Includes 6,000,000 five-year stock options issued to Mr. Feirstein in lieu of cash salary. See below for further description of the grant.
(3)
In September 2010, Messrs. Feirstein and Brauser were granted 12,963,070 five-year stock options exercisable at $0.034 per share which vest each calendar quarter over a four-year period with first vesting date being December 31, 2010.

(4)
In December 2009, Messrs. Feirstein and Brauser were granted 555,556 five-year stock options exercisable at $0.27 per share which vest each calendar quarter over a four-year period with first vesting date being March 31, 2010. Additionally, Mr. Brauser was granted 7,500,000 stock options with the same terms as the options in the preceding sentence in this footnote.

(5)	Mr. Wallace was appointed President and Chief Operating Officer on September 10, 2010.
(6)	Includes compensation received by Mr. Wallace for consulting services received prior to becoming an executive officer of Upstream.
(7)
Mr. Wallace was granted 13,279,434 five-year stock options exercisable at $0.034 per share.  Of these options, 1,659,930 options vested immediately and the remaining options vest in 276,655 increments each month beginning September 22, 2010.

Named Executive Officer Employment Agreements

Douglas Feirstein Employment Agreement

Effective May 5, 2009, we entered into an employment agreement with Douglas Feirstein, our Chief Executive Officer.  The current term of the agreement expires on May 5, 2012.  On November 23, 2009, Mr. Feirstein’s employment agreement was amended to increase the annual salary from $225,000 to $275,000 effective December 1, 2009 and $300,000 beginning June 1, 2010.  On September 30, 2010, Mr. Feirstein’s employment agreement was further amended to reduce his annual salary to $150,000.  Additionally, Mr. Feirstein agreed to relinquish all of his severance rights with respect to any termination of his employment with Upstream.

On November 4, 2010, Mr. Feirstein was granted 6,000,000 five-year stock options in lieu of receiving cash compensation for a one-year period.  The options vest monthly over a one-year period unless Mr. Feirstein provides notice of his intent to receive cash compensation for that monthly period. As of the date of this filing, Mr. Feirstein has not provided such notice and the options have vested each month.  The options are exercisable at $0.025 per share.

Daniel Brauser Employment Agreement

Effective July 23, 2008, we entered into an employment agreement with Daniel Brauser, our Chief Financial Officer.  On May 5, 2009, we amended the employment agreement extending the expiration date to May 5, 2012.   On November 23, 2009, Mr. Brauser’s employment agreement was amended to increase the annual salary from $225,000 to $275,000 effective December 1, 2009 and $300,000 beginning June 1, 2010. On September 30, 2010, Mr. Brauser’s employment agreement was further amended to reduce his annual salary to $150,000.  Additionally, Mr. Brauser agreed to relinquish all of his severance rights with respect to any termination of his employment with Upstream.

Charles Wallace Employment Arrangement

Mr. Wallace is currently receiving a salary of $150,000 per year under an oral agreement effective September 13, 2010.

Termination Provisions

As a result of the amendments to Messrs. Feirstein’s and Brauser’s Employment Agreement discussed above, no executive officer is entitled to any severance rights.

Former Chief Operating Officer – Todd Oretsky

On February 2, 2010, Todd Oretsky resigned as our Chief Operating Officer.  Mr. Oretsky was receiving a base salary of $275,000 when he resigned.    In connection with the termination of his employment, we agreed to pay Mr. Oretsky severance of $46,667 payable over three months. Also, Mr. Oretsky’s options to purchase 555,556 shares of our common stock immediately vested and remained exercisable through February 1, 2011.  Mr. Oretsky, through an affiliate, was to provide consulting services for a period of six months for $32,500 per month.  Additionally, Mr. Oretsky and the affiliate entered into a covenant not-to-compete for a 21 month period.   After aggregate payments of $104,167, we suspended payments to Mr. Oretsky.

Former President – Hakan Koyuncu

On November 30, 2010, Hakan Koyuncu resigned as our President.  In connection with his resignation, we granted Mr. Koyuncu 2,000,000 fully vested five-year stock options exercisable at $0.034 per share.

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

2010 Director Compensation Table

Name (a)	Stock Awards ($)(c)(1)	Option Awards ($)(d)(1)	Total ($)(j)
Grant Fitzwilliam (2)	$7,500	$87,858	$95,358
Scott Frohman (2)	$57,500	$54,615	$112,115
Neil McDermott (2) (3)	$—	$—	$—
Charles Pearlman (2)	$—	$87,858	$87,858
Jason Rubin (2)	$—	$71,236	$71,236

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.
(2)	Represents an award issued under the Plan as an annual grant for Board or committee service. These awards vest one year from the date of grant.
(3)	Mr. McDermott resigned in 2010. In connection with his resignation, we vested all of his options and restricted stock.

Outstanding Equity Awards At 2010 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2010.

	Outstanding Equity Awards At 2010 Fiscal Year-End
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Douglas Feirstein	1,000,000	5,000,000 (1)	0.025	11/4/2016
	138,889	416,667 (2)	0.035	12/22/2014
	810,192	12,152,878 (3)	0.034	9/10/2015
Daniel Brauser	1,875,000	5,625,000 (2)	0.035	12/22/2014
	138,889	416,667 (2)	0.035	12/22/2014
	810,192	12,152,878 (3)	0.034	9/10/2015
Chuck Wallace	2,766,550	10,512,884 (4)	0.034	9/10/2015

(1)	These options vest monthly over the remaining 10-month period provided Mr. Feirstein does not give notice of his intent to take his salary in cash for that monthly period.
(2)	These options vest each calendar quarter until December 31, 2013.
(3)	These options vest each calendar quarter until September 30, 2014.
(4)	Each month 276,655 of these options vest.

The following chart reflects the number of stock options we awarded in 2010 to our executive officers and directors.

Name	Number of Options	Exercise Price per Share	Expiration Date

Scott Frohman	821,428	$0.07	7/1/2015
Jason Rubin	1,071,429	$0.07	7/1/2015
Charles Pearlman	1,321,429	$0.07	7/1/2015
Grant Fitzwilliam	1,321,429	$0.07	7/1/2015
Douglas Feirstein	12,963,070	$0.034	11/4/2015
Douglas Feirstein	6,000,000	$0.025	11/4/2016
Daniel Brauser	12,963,070	$0.034	9/10/2015
Charles Wallace	13,279,434	$0.034	9/10/2015
Michael Brachfeld	3,500,000	$0.16	4/24/2010
Michael Brachfeld	6,714,949	$0.034	9/10/2015

The following chart reflects the shares of common stock we awarded in 2010 to our directors as part of their annual grants under the Plan.

Name	Number of Shares

Scott Frohman	821,428
Grant Fitzwilliam	27,778

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2010.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (1) (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	10,802,307	$0.103	11,857,921	(2)
Equity compensation plans not approved by security holders(3)	70,513,907	0.035
Total	81,316,214	$0.044	11,857,921

(1)	Consists of stock options.
(2)
This represents securities issued under our Plan. On December 31, 2010, we were authorized to issue 27,000,000 shares under the Plan, which includes restricted stock and options. Because we have issued 4,339,272 shares of restricted stock, the number of securities available for grant has been reduced.

(3)
This represents securities issued outside our Plan. Includes 69,891,899 options granted to executive officers and directors with a weighted average exercise price of $0.041 per share, vesting in various increments over periods up to four years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our voting stock beneficially owned as of March 22, 2011 by (i) those persons known by us to be beneficial owners of more than 5% of our voting stock, (ii) each director (iii) all named executive officers and (iv) all executive officers and directors of the Company as a group.

Title of Class (1)	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(1)

Common Stock	Douglas Feirstein (2)	62,096,806	27.7%
Common Stock	Daniel Brauser (3)	54,273,890	25.1%
Common Stock	Chuck Wallace (4)	2,766,550	1.3%
Common Stock	Grant Fitzwilliam (5)	378,655	*
Common Stock	Scott Frohman (6)	7,344,660	3.4%
Common Stock	Charles Pearlman (7)	384,649	*
Common Stock	Jason Rubin (8)	10,377,310	4.9%
Common Stock	All directors and executive officers as a group (8 persons) (9)	68,954,625	29.4%

Common Stock	Michael Brauser (10)	21,216,293	9.9%
Common Stock	Barry Honig (11)	21,386,535	9.9%
Common Stock	Todd Oretsky (12)	50,358,367	23.7%
Common Stock	Hakan Koyuncu (13)	51,906,978	24.3%
Common Stock	Frost Gamma Investments Trust (14)	21,130,404	9.9%

*	Less than 1%

(1)
Percentages are based on 211,515,563 shares of common stock outstanding adjusted as required by rules of the SEC.  The Series B may be voted on a 50 vote to one share basis and the Series C may be voted on a 100 vote for one basis. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

The shares of common stock beneficially owned by each of Messrs. Daniel Brauser, Feirstein, Koyuncu and Oretsky include all shares of common stock subject to a Stockholders Agreement, which terminates when each member of the group beneficially owns less than 100,000 shares.  Under the Stockholders Agreement, the group agreed to vote all of their shares of common stock together on any action as determined by a majority of the members of the group still owning 20,000 shares.  The table includes shares of common stock, options and warrants exercisable into common stock and vested or vesting within 60 days.  The shares of common stock individually owned by them are:

Mr. Brauser	9,715,335

Mr. Feirstein	26,508,503

Mr. Koyuncu	4,800,001

Mr. Oretsky	8,778,972

Messrs. Michael Brauser and Barry Honig and Frost Gamma Investments Trust each purchased Series B and Series C.  The Certificates they acquired precludes them from converting the Series B and Series C so that the shareholder cannot be a beneficial owner of more than 9.99% of our common stock, or the Blocker.  Each of these shareholders beneficially owns or would beneficially own more than 9.99% but for the Blocker.  Consequently, their ownership disclosure does not include certain shares of common stock underlying Series B or Series C.

(2)
Mr. Feirstein is a director and executive officer. Includes 4,793,995 stock options exercisable within 60 days.  Also, includes 7,500,000 shares of common stock issuable upon conversion of Series B and Series C held by the Feirstein Family Holdings, LLLP, an entity controlled by Mr. Feirstein.

(3)
Mr. Brauser is a director and executive officer. Includes 333,334 shares of common stock issuable upon the exercise of warrants.  Also, includes 4,137,745 stock options which are exercisable within 60 days.

(4)	Mr. Wallace is an executive officer. Represents stock options exercisable within 60 days.
(5)	Mr. Fitzwilliam is a director. Includes 87,719 stock options which are exercisable within 60 days.
(6)
Mr. Frohman is a director.  Includes 331,267 stock options which are issuable upon exercise within 60 days.  Also includes 3,000,000 shares issuable upon conversion of Series B and Series C within 60 days.

(7)	Mr. Pearlman is a director. Includes 96,491 stock options which are exercisable within 60 days.
(8)
Includes 10,000,000 shares held by Republic Metals Corporation, a corporation whereby Mr. Rubin’s father is the founder and controls. Mr. Rubin is Vice President and General Counsel of Republic.  Also includes 377,310 stock options which are exercisable within 60 days.

(9)	This amount includes the ownership of our Chief Accounting Officer.
(10)
Mr. Michael Brauser is the father of Daniel Brauser, our Chief Financial Officer.  Includes shares of common stock jointly held with Mr. Brauser’s wife. Does not include shares held in a trust created by Mr. Brauser, of which one of his adult sons is the trustee and all of his four adult children including Daniel Brauser are the beneficiaries.  Mr. Brauser disclaims beneficial ownership of these securities, and this disclosure shall not be deemed an admission of beneficial ownership of these securities for Section 16 of the Securities Exchange Act of 1934 or for any other purposes.  Does not include an additional 33,075,000 shares of common stock issuable upon the conversion of Series B and Series C as a result of the Blocker. Address is 4400 Biscayne Blvd., Miami, Florida 33137.

(11)
Represents (i) 3,532,840 shares of common stock held individually by Mr. Barry Honig, (ii) 12,494,515 shares of common stock held by GRQ Consultants, Inc. 401(K), of which the reporting person is the trustee, (iii) 276,348 shares of common stock held by GRQ Consultants, Inc. 401(K) FBO Renee Honig of which the reporting person is the trustee, (iv) 2,707,832 shares of common stock held by GRQ Consultants, Inc. Defined Benefit Pension Plan of which the reporting person is the trustee and (v) 2,400,000 shares of common stock underlying Series B and Series C.  Does not include an additional 31,375,000 shares of common stock issuable upon the conversion of Series B and Series C as a result of the Blocker. Address is 4400 Biscayne Blvd., Miami, Florida 33137.

(12)
Mr. Oretsky resigned as an executive officer and director on February 2, 2010. Mr. Oretsky’s shares are held by Jack Oretsky Holdings, LLC, a limited liability company in which Mr. Oretsky, to our knowledge, is the managing member. Includes 555,556 stock options, which are exercisable within 60 days.  Mr. Oretsky is a former director and executive officer. Address is 547 N.E. 59th Street, Miami, Florida 33137.

(13)
Mr. Koyuncu resigned as an executive officer and director in November 2010.  Includes 2,104,167 stock options which are exercisable within 60 days.  Address is 750 SW 3rd Street, Boca Raton, Florida 33486.

(14)
Dr. Phillip Frost is the trustee of Frost Gamma Investments Trust.  Represents shares of common stock underlying Series B and Series C which are subject to the Blocker.  Does not include an additional 53,869,595 shares of common stock issuable upon the conversion of Series B and Series C as a result of the Blocker.  Address is 4400 Biscayne Blvd., Miami, Florida 33137.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On June 1, 2008, we entered into an agreement with the Refinery, whereby we agreed to sell all of our precious metals in the United States exclusively to the Refinery and the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them. The agreement is for an initial term of five years. As consideration for this agreement, the Refinery received 10,000,000 shares of our common stock valued at $1,230,000.  Jason Rubin, an officer of the Refinery, is a member of our Board.

We purchase online marketing and lead generation services from a company in which Hakan Koyuncu, our former President and director, is a 50% shareholder. Our pricing is calculated at a 10% markup to their cost, capped at $1.50 per lead. This markup is exclusively for the unrelated 50% shareholder. Mr. Koyuncu does not share in any profits earned by this vendor for services rendered to us.  In the fourth quarter 2009, we agreed to issue this lead generation company 333,334 shares of our common stock and 333,334 warrants exercisable at $0.30 per share.  These securities were issued to the lead generation company. Mr. Koyuncu has no voting power or financial interest in any securities of Upstream held by this lead generation company. As payment, the lead generation company cancelled $50,000 we owed it.  Investors purchased our common stock and warrants contemporaneously at the same price per share and warrant as the shares and warrants issued to the lender.  Daniel Brauser, our Chief Financial Officer invested $50,000 in that same offering.

In March 2010, Upstream closed a private placement transaction and raised $1,151,667 from the sale of approximately 5,758,337 shares of our common stock at a price of $0.20 per share. Included in this private placement was an investment by Douglas Feirstein, our Chief Executive Officer, who invested $50,000 on the same terms and conditions as other investors in the offering.  In addition, as part of this offering, Todd Oretsky, our former Chief Operating Officer, sold a number of shares equal to the number of shares sold by us at $0.10 per share.

In August 2010, our Board authorized the sale of up to $4,000,000 of Units in the August 2010 PP, whereby each Unit consisted of 100,000 shares of Series B and 2.5 million three-year warrants exercisable at $0.06 per share. In connection with the August 2010 PP, on August 19, 2010, we sold 29.44 Units, or 2,943,750 shares of Series B and 73,593,750 warrants.  In the August 2010 PP, Douglas Feirstein, our Chief Executive Officer, invested $100,000 through an entity which he controls. This entity acquired 100,000 shares of Series B and 2,500,000 warrants.  Michael Brauser and Barry Honig (through an entity he controls), 5% shareholders, each invested $450,000 and were issued 450,000 shares of Series B and 11,250,000 warrants.  In February 2011, the August 2010 PP was extended and 65,000 shares of Series B and 1,625,000 warrants were sold of which 40,000 shares of Series B and 1,000,000 warrants were purchased by Scott Frohman, our Chairman of the Board.

Item 14.	Principal Accounting Fees and Services.

Our Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Berman & Company, P.A., or Berman, as well as the fees charged for such services. In its review of non-audit service and its appointment of Berman the Company’s independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Berman were approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2010 and 2009.

	Berman	Berman
	2010	2009
Audit Fees (1)	$90,000	$212,028
Audit Related Fees (2)	$—	$40,000

(1)	These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	These fees relate to services performed in connection with our acquisition of MGE.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

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

(3)              Exhibits.
Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Share Exchange Agreement dated May 5, 2009 **	10-Q	8/19/09	2.2
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.I
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Rights	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1	6/24/10	3.8
3.9	Certificate of Designation – Series A	10-K	4/15/09	3.3
3.9	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.10	Certificate of Designation – Series C				Filed
3.11	Amended and Restated Bylaws	10-Q	5/20/09	3.3
10.1	Agreement with Republic Metals Corporation	10-K	4/15/09	10.1
10.2	Services Agreement with LeadCreations.com, LLC	10-K	4/15/09	10.5
10.3	Letter Agreement with LeadCreations.com, LLC	10-Q	11/16/09	10.3
10.4	Employment Agreement with Douglas Feirstein*	10-Q	8/19/09	10.4
10.5	Amendment to Douglas Feirstein Employment Agreement dated December 1, 2009*	10-K	3/31/10	10.5
10.6	Employment Agreement with Daniel Brauser *	8-K	7/29/08	10.2
10.7	Amendment to Daniel Brauser Employment Agreement dated May 5, 2009*	10-Q	8/19/09	10.7
10.8	Amendment to Daniel Brauser Employment Agreement dated December 1, 2009*	10-K	3/31/10	10.8
10.9	Amendment to Feirstein and Brauser Employment Agreement dated September 30, 2010*	10-Q	11/12/10	10.6
10.10	Employment Agreement with Hakan Koyuncu *	8-K	7/29/08	10.1
10.11	Amendment to Hakan Koyuncu Employment Agreement dated May 5, 2009*	10-Q	8/19/09	10.6
10.12	Amendment to Hakan Koyuncu Employment Agreement dated December 1, 2009 *	10-K	3/31/10	10.11
10.13	Koyuncu Release Agreement				Filed
10.14	Employment Agreement with Todd Oretsky*	10-Q	8/19/09	10.5
10.15	Amendment to Todd Oretsky Employment Agreement dated December 1, 2009 *	10-K	3/31/10	10.13
10.16	Oretsky Severance, Consulting and Release Agreement*	10-K	3/31/10	10.14
10.17	2008 Equity Incentive Plan	10-Q	5/20/09	4.1
10.18	Amendment to the 2008 Equity Incentive Plan	10-Q	5/14/10	10.2
10.19	Stockholders Agreement	10-Q	8/19/09	10.3
10.20	Accounts Payable Credit Agreement – LeadCreations	10-K	3/31/10	10.20
10.21	Form of Securities Purchase Agreement – 2010 Private Placement	10-Q	5/14/10	10.3

10.22	Form of Registration Rights Agreement – 2010 Private Placement	10-Q	5/14/10	10.4
10.23	Form of Securities Purchase Agreement – Series B Offering	10-Q	11/12/10	10.7
10.24	Form of Warrant – Series B Offering	10-Q	11/12/10	10.8
10.25	Summary of Chuck Wallace Employment Arrangement*				Filed
21.1	List of Subsidiaries	10-K	3/31/10	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished

  *Management compensatory agreement.
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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 200 E. Broward Boulevard, Suite 1200, Ft. Lauderdale, FL 33301.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011
Upstream Worldwide, Inc.

By:	/s/ Douglas Feirstein
Douglas Feirstein
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Feirstein	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2011
Douglas Feirstein

/s/ Daniel Brauser	Chief Financial Officer (Principal Financial Officer) and Director	March 31, 2011
Daniel Brauser

/s/ Scott Frohman	Chairman of the Board	March 31, 2011
Scott Frohman

/s/ Grant Fitzwilliam	Director	March 31, 2011
Grant Fitzwilliam

/s/ Charles Pearlman	Director	March 31, 2011
Charles Pearlman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Upstream Worldwide, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of Upstream Worldwide, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upstream Worldwide, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a net loss of $16,791,253 and net cash used in operations of $3,161,683 for the year ended December 31, 2010; and has a working capital deficit of $2,070,274, and a stockholders’ deficit of $1,396,109 at December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 2.

Berman & Company, P.A.

/s/ Berman & Company, P.A.

Boca Raton, Florida
March 30, 2011

551 NW 77th Street Suite 201 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets

	At December 31,	At December 31,
	2010	2009
Assets
Current Assets:
Cash	$686,065	$297,426
Accounts receivable - related party	26,875	1,083,487
Accounts receivable	251,999	-
Inventory	135,601	855,763
Prepaid asset - related party - current portion	187,627	187,627
Prepaid expenses and other current assets	156,300	667,605
Total Current Assets	1,444,467	3,091,908

Property and Equipment - net	77,381	75,908

Other Assets:
Intangible assets - net	100,637	10,668
Intangible asset - related party - net	141,082	199,455
Prepaid asset - related party - net of current portion	265,805	453,432
Other assets	89,260	113,793
Goodwill	-	11,142,273
Total Other Assets	596,784	11,919,621

Total Assets	$2,118,632	$15,087,437

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1,078,329	$1,432,428
Accounts payable - related party	24,332	45,984
Accrued expenses	382,243	241,038
Deferred revenue	413,985	1,576,462
Derivative liability	1,615,852	-
Total Current Liabilities	3,514,741	3,295,912

Stockholders' Equity (Deficit):
Convertible Series A preferred stock, ($0.0001 par value, 25,000,000 shares authorized, 400,000 and 3,400,000 issued and outstanding, respectively)	40	340
Convertible Series B preferred stock, ($0.0001 value per share, 4,000,000 and -0- shares authorized, respectively, 2,943,750 and -0- shares issued and outstanding, respectively) Liquidation preference $2,943,750	294	-
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 210,251,816 and 183,208,004 shares issued and outstanding, respectively)	21,026	18,321
Additional paid in capital	25,869,850	19,080,568
Accumulated deficit	(27,007,076)	(7,272,073)
Accumulated other comprehensive loss	(280,243)	(35,631)
Total Stockholders' Equity (Deficit)	(1,396,109)	11,791,525

Total Liabilities and Stockholders' Equity (Deficit)	$2,118,632	$15,087,437

See accompanying notes to financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009
Revenue	$32,547,898	$28,998,982
Cost of revenue	11,526,214	10,558,198
Gross Profit	21,021,684	18,440,784
Sales and marketing expenses	20,821,100	16,267,244
General and administrative expenses	7,004,056	5,050,466
Loss from Operations	(6,803,472)	(2,876,926)

Other Income (Expense):
Impairment of goodwill and intangible assets	(11,142,273)	(48,500)
Impairment of property and equipment	(114,018)	-
Derivative income pertaining to embedded conversion feature of convertible Series B preferred stock issuance	(512,291)	-
Change in fair value of derivative liability - embedded conversion feature	1,840,189	(55,399)
Loss on foreign exchange	(11,258)	(11,318)
Interest expense	-	(236,181)
Registration rights penalty	-	(218,400)
Loss on settlement of debt	-	(550,175)
Warrant expense arising from repricing of investor warrants	-	(58,230)
Total Other Expense - Net	(9,939,651)	(1,178,202)
Net Loss Before Income Tax Expense	(16,743,123)	(4,055,129)
Income Tax Expense	(48,130)	-
Net Loss	$(16,791,253)	$(4,055,129)

Basic and Diluted Loss per Common Share:
Net loss	$(16,791,253)	$(4,055,129)
Preferred stock dividends - Series B	(2,943,750)	-
Net loss available to common stockholders	(19,735,003)	(4,055,129)

Net loss per common share - basic and diluted	$(0.10)	$(0.03)

Weighted average number of common shares outstanding during the period - basic and diluted	197,689,472	136,640,303

Comprehensive Loss:
Net loss	$(16,791,253)	$(4,055,129)
Foreign currency translation adjustment	(244,612)	(35,631)
Comprehensive Loss	$(17,035,865)	$(4,090,760)

See accompanying notes to financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2010 and 2009

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock,			Accumulated		Total
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Additional	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2008	14,100,000	$1,410	-	$-	78,776,432	$7,879	$4,631,636	$-	$(3,209,608)	$1,431,317
Issuance of common stock and warrants in private placement	-	-	-	-	4,425,003	442	814,558	-	-	814,999
Cash paid as direct offering costs	-	-	-	-	-	-	(42,804)	-	-	(42,804)
Shares issued in connection with MGE acquisition	-	-	-	-	74,876,432	7,488	10,492,512	-	-	10,500,000
Conversion of preferred stock to common	(10,700,000)	(1,070)	-	-	10,700,000	1,070	-	-	-	-
Shares issued in connection with repricing	-	-	-	-	3,258,337	326	(326)	-	-	-
Warrant expense arising from repricing of investor warrants	-	-	-	-	-	-	58,230	-	-	58,230
Accrued dividends on Series B Convertible Redeemable preferred stock	-	-	-	-	-	-	-	-	(7,336)	(7,336)
Shares issued to settle accounts payable	-	-	-	-	639,256	64	128,874	-	-	128,938
Reclassification of derivative liability from repayment of convertible note payable	-	-	-	-	-	-	124,827	-	-	124,827
Conversion of Series B convertible redeemable preferred stock and accrued dividends	-	-	-	-	1,695,754	170	257,166	-	-	257,336
Conversion of media line of credit for shares of common stock	-	-	-	-	5,834,306	583	1,049,593	-	-	1,050,176
Private placement shares issued for related party accounts payable	-	-	-	-	333,333	33	49,967	-	-	50,000
Expense arising from issuance of 2008 private placement penalty shares	-	-	-	-	720,000	72	218,328	-	-	218,400
Stock based compensation expense	-	-	-	-	1,949,151	195	1,298,007	-	-	1,298,202
Foreign currency translation expense	-	-	-	-	-	-	-	(35,631)	-	(35,631)
Net loss	-	-	-	-	-	-	-	-	(4,055,129)	(4,055,129)

Balance, December 31, 2009	3,400,000	340	-	-	183,208,004	18,322	19,080,568	(35,631)	(7,272,073)	11,791,525

Sale of Common Stock	-	-	-	-	5,758,337	575	1,151,092	-	-	1,151,667
Sale of Series B Preferred Stock	-	-	2,943,750	294	-	-	2,943,456	-	-	2,943,750
Conversion of Preferred Stock to Common Stock	(3,000,000)	(300)	-	-	3,000,000	300	-	-	-	-
Stock compensation: stock grants, stock options and warrants	-	-	-	-	1,270,000	127	2,436,663	-	-	2,436,790
Payment of offering costs	-	-	-	-	-	-	(68,797)	-	-	(68,797)
Settlement of accounts payable with common stock	-	-	-	-	3,240,475	324	328,246	-	-	328,570
Common shares issued to investors in connection with Preferred B stock sale	-	-	-	-	13,775,000	1,378	(1,378)	-	-	-
Dividend arising from Preferred B beneficial conversion feature	-	-	-	-	-	-	-	-	(2,943,750)	(2,943,750)
Foreign currency translation expense	-	-	-	-	-	-	-	(244,612)	-	(244,612)
Net loss for the year ended	-	-	-	-	-	-	-	-	(16,791,253)	(16,791,253)

Balance, December 31, 2010	400,000	$40	2,943,750	$294	210,251,816	$21,026	$25,869,850	$(280,243)	$(27,007,076)	$(1,396,109)

See accompanying notes to financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,791,253)	$(4,055,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142,580	70,163
Stock based compensation expense	2,436,790	1,298,201
Amortization of prepaid asset - related party	187,627	187,627
Amortization of debt discount	-	69,428
Amortization of debt issuance costs	-	27,591
Impairment of goodwill and intangible assets	11,142,273	48,500
Impairment of property and equipment	114,018	-
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	512,291	-
Change in fair value of derivative liability - embedded conversion feature	(1,840,189)	55,399
Loss on settlement of debt	-	550,175
Warrant expense arising from repricing of investor warrants	-	58,230
Registration rights penalty	-	218,400
Loss (gain) on settlement of accounts payable	8,405	(21,561)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable - related party	1,056,612	(803,514)
Accounts receivable	(251,999)
Inventory	713,070	(825,902)
Prepaid and other current assets	543,329	(677,503)
Other assets	-	(93,697)
Increase (decrease) in:
Accounts payable	(34,662)	697,525
Accounts payable - related party	(21,652)	(275,563)
Accrued expenses	90,609	(31,560)
Deferred Revenues	(1,169,532)	1,580,634
Net Cash Used In Operating Activities	(3,161,683)	(1,922,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	(77,752)	(4,207)
Cash paid to purchase property and equipment	(191,942)	(78,787)
Net Cash Used In Investing Activities	(269,694)	(82,994)

See accompanying notes to financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Continued)

	For the Year Ended December 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	-	296,044
Proceeds from media line of credit	-	500,000
Repayment of line of credit	-	(290,203)
Proceeds from convertible note payable	-	250,000
Cash paid as debt issue costs	-	(27,591)
Repayment of other notes payable	-	(194,785)
Proceeds from issuance of convertible Series B preferred stock	2,943,750	250,000
Cash paid for direct offering costs	(17,218)	-
Proceeds from sale of common stock	1,151,667	-
Cash paid for direct offering costs	(51,579)	-
Proceeds from issuance of common stock and warrants in private placement	-	815,000
Cash paid for direct offering costs	-	(42,804)
Net Cash Provided By Financing Activities	4,026,620	1,555,661

Net Increase (Decrease) in Cash	595,243	(449,889)

Effect of Exchange Rates on Cash	(206,604)	(31,122)

Cash - Beginning of Period	297,426	778,436

Cash - End of Period	$686,065	$297,426

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$140,580
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability arising from convertible Series B preferred stock	$2,943,750	$-
Settlement of accounts payable with common stock	$328,570	$128,938
Accrual of covenant not to compete	$50,000	$-
Shares issued in connection with convertible Series B preferred stock	$1,378	$-
Conversion of preferred stock into common stock	$300	$1,070
Shares vested to foreign subsidiary managers	$25	$-
Conversion of media line of credit to common stock	$-	$500,000
Conversion of series B preferred stock and accrued dividends to common stock	$-	$257,336
Write off of derivative liability upon repayment of convertible note payable	$-	$124,827
Derivative liability arising from convertible note payable debt discount	$-	$69,429
Related party accounts payable converted into private placement shares	$-	$50,000
Accrual of dividends on convertible Series B preferred stock	$-	$7,336
Shares issued in connection with repricing	$-	$326

See accompanying notes to financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 – Organization and Business

Upstream Worldwide, Inc. (formerly, Money4Gold Holdings, Inc.), through our wholly-owned subsidiaries (collectively, “Upstream,” “Company,” “we,” “us,” and/or “our”), uses direct response advertising and marketing campaigns to purchase consumer items such as precious metals and cellular phones from the public in the United States and abroad, and then aggregates them for resale in the United States.

Note 2 –Going Concern

We incurred a net loss of $16,791,253 for the year ended December 31, 2010 (including non-cash charges for goodwill impairment of $11,142,273, a net gain on the derivative pertaining to the conversion feature of our convertible Series B Preferred Stock of $1,327,898, stock based compensation of $2,436,790, and an impairment charge of $114,018 pertaining to our operations in the United Kingdom and Europe) and used $3,161,683 in cash from operations. As of December 31, 2010, we had an accumulated deficit of $27,007,076, and working capital deficit of $2,070,274.

Losses from operations are continuing subsequent to December 31, 2010. We anticipate that we will continue to generate significant losses from operations in the near future. We believe our current available cash, along with anticipated revenues, may be insufficient to meet our cash needs for the near future.  There can be no assurance that additional financing will be available in amounts or terms acceptable to us, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations is dependent on Management's plans, which include the raising of capital through debt and/or equity issuances, until such time that funds provided by operations are sufficient to fund working capital requirements.  We may need to incur additional liabilities with certain related parties to sustain our existence.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These accompanying consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Our consolidated revenue for the third and fourth quarter of 2009 of $6.8 million and $19.6 million, respectively, increased dramatically over the respective prior quarters. Our revenue however, declined in each subsequent quarter to $17.3 million, $7.8 million, $4.1 million and $3.3 million during the first, second, third and fourth quarter of 2010, respectively.  Revenue during each of these periods was generated predominantly from the sale of precious metals.  We believe that increased competition for the aggregation and resale of precious metals; negative representation of the precious metals resale industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns resulted in the decreasing revenue trend during 2010.  In addition, in response to deteriorating returns on our advertising campaigns in the United Kingdom and Europe and difficulties managing the business remotely, we stopped advertising in the United Kingdom and European markets during the fourth quarter of 2010.  Our operations in the United Kingdom and Europe do not have cash flows that are specifically identifiable or distinguishable as independent of the other pieces of our company.  As such, we have not reported them as discontinued, however during the year ended December 31, 2010, we recorded an impairment of $114,018 pertaining to the assets used in these markets as they are not expected to provide future economic benefit

We believe that although the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 demonstrates the viability of our business plan, the significant decline in revenue during 2010 underscores the importance of our recent diversification into cellular phones.  Our revenue generated from cellular phones during 2010 was not material to our overall revenue for that period, however it has increased each period since the introduction of the service offering and is expected to comprise approximately 50% of our revenue for the first quarter of 2011.  We believe that the market for recycling small consumer electronics such as cellular phones, though just emerging, is substantial and that if we can achieve significant returns on our media investments and control our costs accordingly, continued implementation of our business plans will generate steadily improving results and cash flows in the future.

It is possible that our current level of cash on hand and anticipated cash that will be received from revenue generated from advertisements that have already aired will not be sufficient to sustain operations through at least December 31, 2011. There can be no assurance that the plans and actions proposed by management will be successful, that we will continue to generate revenue from advertisements that have already aired, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that future efforts to raise additional funds through the issuance of debt and/or equity securities will be successful or, that in the event additional sources of funds are needed to continue operations, that they will be available on acceptable terms, if at all.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 3 – Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Upstream and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

            Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position at December 31, 2009 or on the results of operations or cash flows for the periods presented.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. At December 31, 2010 and 2009, there were no cash equivalents.

We minimize credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of our primary financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On December 31, 2010, our deposits exceeded the FDIC limit by approximately $0.4 million.

Accounts Receivable

Accounts receivable represent obligations from customers, including a related party customer, the Refinery (Note 13).  We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. We did not deem it necessary to record an allowance for doubtful accounts at December 31, 2010 or 2009.

Inventory

Inventory consists predominantly of gold and other precious metals and is carried at the lower of cost or net realizable value. Cost is based solely on the amount paid by us to third parties in the general public, which is generally lower than the current market value. As such, we do not deem it necessary to record a reserve for obsolete inventory.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, which ranges from three to seven years.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Long-Lived Assets

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

As discussed in more detail in Note 8, during the year ended December 31, 2010, we recorded an impairment charge of $11,142,273 pertaining to our goodwill.

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
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Revenue Recognition

We generate revenue from the sale of consumer items such as precious metals and cellular phones. Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Cellular Phones

Cellular phones are appraised upon receipt from the public based on a variety of factors including the condition of the phone, whether or not the phone turns on, and the phone’s ability to make a successful test call. The appraised value is used to determine the price at which we sell the phone to our partner.  On a daily basis, all of the cellular phones received and appraised are sold to our partner.  As a result, revenue is recognized the same day the phones are received from the public.

We do not return phones to the public once they have been received.  In addition, no returns are accepted from ReCellular and upon delivery of the phones to ReCellular, we have no further obligations.

Precious Metals

We grade the quality of the precious metals purchased from the public and estimate the total quantity received. We then lock in the current spot rate of each metal sufficient to cover the total quantity received in the current batch with the Refinery. After a holding period of at least 10 days to allow for returns, the precious metals are delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validates the quality and quantity of the precious metals and remits payment to us based on the quantity of the pure precious metals at the agreed upon spot rates, as described above. Revenue is recognized upon melting of the precious metals and the validation of the quality and quantity of each precious metal by the Refinery.

No returns are accepted from the Refinery and upon delivery of the precious metals to the refiner, we have no further obligations.

Deferred Revenue

Upon our estimate of the total quantity of precious metals received and the locking in of the current spot rate for each precious metal, we are able to estimate the total value of the batch received. The Refinery advances to us, up to 80% of the value of the precious metals we have received, but not yet delivered. This amount is recorded as deferred revenue until the specific batch is melted and processed as described above, at which time, it is recorded as revenue.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Cost of Revenue

Our cost of revenue includes our cost of acquiring consumer items such as precious metals and cellular phones as well as any other direct costs and expenses required to ship, secure, grade, log and process the items internally. In addition, fees and other costs incurred in connection with processing at the Refinery are charged to cost of revenue.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $15,223,698 and $12,834,432 for the years ended December 31, 2010 and 2009, respectively.

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

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants warrants and restricted stock grants are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. We have applied fair value accounting and the related provisions of Accounting Standards Codification (“ASC”) 718 for all share based payment awards. The fair value of share-based payments is recognized ratably over the stated vesting period. In the event of termination, we will cease to recognize compensation expense.

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

During 2010, we recorded impairment expenses resulting from the write off of our goodwill in the amount of $11,142,273 and from the write off of property and equipment in the United Kingdom amounting to $114,018. These impairment expenses are not deductible for tax purposes.

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The computation of basic and diluted loss per share for the years ended December 31, 2010 and 2009, respectively, excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Convertible Preferred Stock	147,587,500	3,400,000
Common Stock Purchase Warrants	92,268,753	21,800,003
Stock Options	81,316,214	13,215,834
	321,172,467	38,415,837

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our Consolidated Financial Statements.

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Our investment strategy is focused on capital preservation. We intend to invest in instruments that meet credit quality standards. The current expectation is to maintain cash and cash equivalents, once these resources are available.

The following are the major categories of liabilities measured at fair value on a nonrecurring basis at December 31, 2010 and 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At December 31, 2010		At December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$—	$—	$—	$—
Level 2
Goodwill	—	—	11,142,273	—
Level 3
Derivative liability	—	1,615,852	—	—
	$—	$1,615,852	$11,142,273	$—

The following table reflects the change in fair value of our goodwill and derivative liabilities for the year ended December 31, 2010:

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Balance at January 1	$11,142,273	$—	$—	$—
Creation of Goodwill in connection with acquisition	—	—	11,142,273	—
Impairment of goodwill	(11,142,273)	—	—	—
Derivative liability	—	1,615,852	—	—
Balance at December 31	$—	$1,615,852	$11,142,273	$—

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

Note 5 – Property and Equipment

Property and equipment consist of the following at December 31, 2010 and 2009:

	Balance at December 31, 2010	Balance at December 31, 2009	Estimated Useful Life
Leasehold Improvements	$50,852	$39,694	*
Security Equipment	29,795	26,005	7 years
Computers	7,821	6,024	3 years
Office Equipment	3,386	3,386	3 years
Furniture and Fixtures	—	2,397	7 years
	91,854	77,506
Less: Accumulated Depreciation	(14,473)	(1,598)
Property and Equipment, Net	$77,381	$75,908

* The shorter of three years or the life of the lease.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Depreciation expense on property and equipment amounted to $46,448 and $1,598 for the years ended December 31, 2010 and 2009, respectively.

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

The following unaudited condensed consolidated pro forma information gives effect to the acquisition of MGE as if the transaction had occurred on January 1, 2009. The following pro-forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition actually been completed on January 1, 2009, nor are they indicative of results that may occur in any future periods:

For the Year Ended December 31, 2009
Revenues	$31,730,595
Net Loss	$(4,764,953)

Net Loss per Common Share - Basic and Diluted	$(0.03)
Weighted Average Common Shares Outstanding - Basic and Diluted	162,488,057

Note 7 – Intangible Assets

Our intangible assets are comprised of a non-compete agreement with the Refinery (Note 13) and other intangibles including certain prepaid production costs, a non-compete agreement with our former Chief Operating Officer, website and software development costs. Intangible asset values and the related accumulated amortization are as follows:

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

	Non-Compete	Other	Total
Gross value at December 31, 2010	$291,865	$145,709	$437,574
Accumulated amortization at December 31, 2010	(150,783)	(45,072)	(195,855)
Net value at December 31, 2010	$141,082	$100,637	$241,719

Gross value at December 31, 2009	$291,865	$74,207	$366,072
Accumulated amortization at December 31, 2009	(92,410)	(15,039)	(107,449)
Less: Impairment charge	—	(48,500)	(48,500)
Net value at December 31, 2009	$199,455	$10,668	$210,123

Our intangible assets all have a definite life and are amortized on a straight-line basis over their estimated useful lives of between three and five years. Amortization expense amounted to $96,132 and $68,565 for the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, we identified certain intangible assets that were no longer providing an economic benefit.  As a result, we recorded an impairment charge of $48,500.

The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2010:

Future Amortization Expense
2011	$112,014
2012	84,457
2013	45,248
Total	$241,719

 Note 8 –Goodwill

We reported revenue of $4.1 million during the third quarter of 2010, a decrease of $2.7 million from the $6.8 million reported during the same period of 2009. This represents the first occurrence of a decline in revenue from the same period in a prior year in our history. In addition, the losses from operations for the third quarter and the nine month period ended September 30, were both higher in 2010 as compared with the same periods in 2009. In connection with the preparation of the financial statements for the three and nine month periods ended September 30, 2010, we concluded that these operating performance indicators were sufficient to warrant a review of the carrying amount of our goodwill at September 30, 2010. We reviewed the carrying value of our goodwill, considering both quantitative factors, such as projected future cash flows, as well as qualitative factors, including our limited operating history, the significant fluctuations in our sales volume over the last several quarters and the uncertainty regarding our expansion into similar services for cellular phones. Based on this review, we determined that the value of our goodwill had been impaired. Accordingly, we recorded an impairment charge on our consolidated statement of operations of $11,142,273 for the year ended December 31, 2010 which brought our goodwill value to zero.

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

At March 31, 2009, we recalculated the fair value of the conversion feature and determined that the value had increased by $1,161. Accordingly, we recorded a loss and a corresponding increase in the value of the derivative liability in the amount of $1,161.  We valued the derivative liability at March 31, 2009 using the Black-Scholes option pricing model utilizing the following assumptions:

Expected dividends	0%
Expected volatility	151.16%
Expected term – embedded conversion option	0.17 years
Risk free interest rate	0.21%

In connection with the issuance of the Convertible Note, we paid debt-issuance costs of $27,590, including a $12,500 fee to Whalehaven and $15,090 in legal and other costs. These debt issue costs were capitalized as debt issuance costs and were amortized to interest expense over the contracted term of the Convertible Note. During the year ended December 31, 2009, we amortized the full debt issue costs of $27,590 to interest expense, as the underlying note was repaid during 2009.

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Convertible Note – Purchase and Payoff

On September 1, 2009, the Convertible Note was purchased from Whalehaven by a shareholder for a total purchase price of $269,072, including $19,072 of accrued interest. In connection with this purchase, 1,000,000 contingently issuable common stock purchase warrants were cancelled. On October 5, 2009, we paid $269,072 to the shareholder, which represented the entire principal balance and all accrued interest under the Convertible Note.  In connection with the purchase of the note, we reclassified the value of the derivative liability, which amounted to $124,827, to additional paid in capital.  For the year ended December 31, 2009, we recorded interest expense of $19,072 pertaining to the Convertible Note.

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
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Note 10 – Commitments and Contingencies

We lease space for our corporate headquarters and for our aggregation facilities under operating lease agreements that either run on a month-to-month basis, or expire at various dates through March 2012.  Aggregate rent expense for all operating leases was $380,645 and $167,373, for the years ended December 31, 2010 and 2009, respectively. Future minimum commitments on the above agreements are as follows:

For the Year Ending December 31,	Total
2011	$219,465
2012	149,082
Total	$369,267

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

            Employment Agreements

Chief Executive Officer – Douglas Feirstein

Effective May 5, 2009, we entered into an employment agreement with Douglas Feirstein, our Chief Executive Officer.  The current term of the agreement expires on May 5, 2012.  On November 23, 2009, Mr. Feirstein’s employment agreement was amended to increase the annual salary from $225,000 to $275,000 effective December 1, 2009 and $300,000 beginning June 1, 2010.  On September 30, 2010, the Mr. Feirstein’s employment agreement was further amended to reduce his annual salary to $150,000.  Additionally, Mr. Feirstein agreed to relinquish all of his severance rights with respect to any termination of his employment with Upstream.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On November 4, 2010, Mr. Feirstein was granted 6,000,000 five-year stock options in lieu of receiving cash compensation for a one-year period.  The options vest monthly over a one-year period unless Mr. Feirstein provides notice of his intent to receive cash compensation for that monthly period. To date, Mr. Feirstein has not provided such notice and the options have vested each month.  The options are exercisable at $0.025 per share.

Chief Financial Officer – Daniel Brauser

Effective July 23, 2008, we entered into an employment agreement with Daniel Brauser, our Chief Financial Officer.  On May 5, 2009, we amended the employment agreement extending the expiration date to May 5, 2012.   On November 23, 2009, Mr. Brauser’s employment agreement was amended to increase the annual salary from $225,000 to $275,000 effective December 1, 2009 and $300,000 beginning June 1, 2010. On September 30, 2010, Mr. Brauser’s employment agreement was further amended to reduce his annual salary to $150,000.  Additionally, Mr. Brauser agreed to relinquish all of his severance rights with respect to any termination of his employment with Upstream.

Termination Provisions

As a result of the amendments to Messrs. Feirstein’s and Brauser’s Employment Agreement discussed above, no executive officer is entitled to any severance rights.

Former Chief Operating Officer – Todd Oretsky

On February 2, 2010, Todd Oretsky resigned as our Chief Operating Officer.  Mr. Oretsky was receiving a base salary of $275,000 when he resigned.    In connection with the termination of his employment, we agreed to pay Mr. Oretsky severance of $46,667 payable over three months, $50,000 over a three-month period as consideration for a covenant not-to-compete for a 21 month period, and $32,500 per month for a period of six months for consulting services to assist us with our continued international expansion.  In addition, we agreed to immediately vest Mr. Oretsky’s options to purchase 555,556 shares of our common stock, which shall remain exercisable through February 1, 2011.  We have suspended payments to Mr. Oretsky previously agreed to under a Consulting and Release Agreement and he ceased providing services.

Former President – Hakan Koyuncu

Effective July 23, 2008, we entered into an employment agreement with Hakan Koyuncu, our President.  On May 5, 2009, we amended the employment agreement extending the expiration date to May 5, 2012.  The term is automatically renewed for additional one-year periods until either we or Mr. Koyuncu gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term.  On November 30, 2010, Hakan Koyuncu resigned as our President.  In connection with his resignation, we granted Mr. Koyuncu 2,000,000 options to purchase our common stock.  The options vested immediately, have an exercise price of $0.034 per share, and have a five year life.

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Customer and Vendor Concentrations

Our revenues are primarily generated from the sale of precious metals to the Refinery, a related party.  During the year ended December 31, 2010 and 2009, this related party customer represented approximately 97% and 98%, respectively, of our revenue.  At December 31, 2010, approximately 90% of our accounts receivable was due from our cellular phone liquidation partner.

As more fully described in Note 13, we purchase certain leads from a former related party. During the year ended December 31, 2009, this vendor represented approximately 11% of total purchases.  In addition, one other vendor represented 11% of our total purchases during the year ended December 31, 2010. At December 31, 2010, two vendors comprised 16% and 12%, of our accounts payable, respectively, and at December 31, 2009, the related party and one other vendor comprised 17% and 12% of our accounts payable, respectively.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 11 – Stockholders’ Equity

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

During October 2009, 8,500,000 shares of our Series A PS were converted into 8,500,000 shares of our common stock of which 3,900,000 shares were converted by a family member of our Chief Financial Officer and 4,600,000 shares were converted by another shareholder.

On January 25, 2010, 3,000,000 shares of our Series A PS were converted into 3,000,000 shares of our common stock by a family member of our Chief Financial Officer.

Convertible Redeemable Series B Preferred Stock

On April 30, 2009, a relative of our Chief Financial Officer invested $250,000 and received 25,000 shares of our Convertible Redeemable Series B Preferred Stock (“2009 Series B PS”).  The 2009 Series B PS was non-voting, had a liquidation preference equal to $250,000, was entitled to a 7% annual dividend, payable in cash or stock, that accrued quarterly and was redeemable, at the option of the holder, 90 days after the date of issuance.  In addition, the accrued dividend could be converted into shares of our common stock, at the option of the holder, 90 days after the date of issuance at a conversion price equal to the quoted closing price of our common stock on the date the dividend is declared.

We declared and accrued dividends of $7,336 during the year ended December 31, 2009.

On September 30, 2009, the 25,000 shares of the 2009 Series B PS ($250,000) plus accrued dividends totaling $7,336 were converted into 1,695,754 shares of our common stock having a fair value of $305,236, based upon the quoted closing price of our common stock. Since this was a related party transaction, no loss on conversion was recognized, however, we recorded a charge to additional paid in capital totaling $48,000.

On August 3, 2010, our Board authorized the sale of up to $4,000,000 of Units in a private placement (the “August 2010 PP”), whereby each Unit consisted of 100,000 shares of Convertible Series B Preferred Stock (“2010 Series B PS”) and 2.5 million warrants to purchase our common stock. In connection with the August 2010 PP, on August 19, 2010, we sold 29.44 Units, or 2,943,750 shares of 2010 Series B PS and 73,593,750 warrants to purchase our common stock for gross proceeds of $2,943,750. All of the securities issued in this private placement are subject to a lock-up agreement and cannot be sold for a period of 12 months. These securities were sold without registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. In connection with this transaction, we paid direct offering costs totaling $17,218.

The 2010 Series B PS have:

•	Seniority to all classes of common and preferred stock existing or issued in the future;

•
Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2010 Series B PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

•
A stated liquidation value of $1 per share, and a liquidation preference of the greater of $1 per share, or the amount that would be due if all 2010 Series B PS shares had been converted to common stock immediately prior to the liquidation event;

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

The 73,593,750 common stock purchase warrants are exercisable at $0.035 per share for a period of three years. The fair value of the warrants was determined to be $1,161,358 based upon management assumptions using the Black-Scholes pricing model. This amount was treated as an additional dividend and recorded as additional paid in capital.

As discussed under Common Stock below, certain investors in the August 2010 PP, that had also invested in the March 2010 PP, received a number of shares of common stock such that, including the shares purchased in the March 2010 PP and the shares purchased in the August 2010 PP, the average price paid per share was $0.06.

Douglas Feirstein, our Chief Executive Officer, invested $100,000 in the August 2010 PP through an entity which he controls. This entity acquired 100,000 shares of Series B preferred stock and 2,500,000 warrants to purchase our common stock. In addition, a relative of our Chief Financial Officer invested $450,000 in the August 2010 PP and acquired 450,000 shares of Series B preferred stock and 11,250,000 warrants to purchase our common stock.

The exercise price of the 2010 Series B PS contains a ratchet provision. As such, the conversion feature is considered a derivative liability which, under ASC 815, must be assigned a fair value. The fair value of the embedded conversion feature at the commitment date was $3,456,041, based on the following variables:

Expected dividends	0%
Expected volatility	151.12%
Expected term – embedded conversion option	1.0 years
Risk free interest rate	0.49%

Of this amount, $2,943,750 was recorded as a preferred stock dividend and $512,291 was recorded as derivative expense.

At December 31, 2010, we determined that the fair value of the derivative liability pertaining to the ratchet provision of the 2010 Series B PS was $1,615,852 based on the following variables:

Expected dividends	0%
Expected volatility	189.28%
Expected term	0.63 years
Risk free interest rate	0.29%

We recorded a gain of $1,840,189 during the fourth quarter of 2010, representing the net change in the fair value of the derivative liability pertaining to the ratchet provision of the 2010 Series B PS.

During February 2011, we sold 0.65 Units, or 65,000 shares of 2010 Series B PS and 1,625,000 warrants to purchase our common stock, including 0.40 Units to the Chairman of our Board of Directors, under the same terms as the August 2010 PP. There were no significant offering costs associated with this transaction.

Common Stock

The following summarizes our common stock and preferred stock activity during 2009 and 2010.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2009 Common Stock Transactions

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

As discussed above, on September 30, 2009, we issued 5,834,306 shares of our common stock in settlement of the total outstanding balance of $500,000, plus accrued interest, on our media line of credit and converted 25,000 shares of our Series B PS into 1,695,754 shares of our common stock.

2010 Common Stock Transactions

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

Shares Granted to Directors, Consultants and Employees

During October 2008, we granted 300,000 shares of restricted common stock to a director upon appointment to the Board. The grant had a fair value of $183,000 based upon the quoted closing trading price of the stock on the date of the grant. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date. In connection with his resignation on March 9, 2010, 200,000 shares of common stock that had not yet vested, were immediately vested. We recorded $61,000 for the year ended December 31, 2009 as expense pertaining to this grant and $110,030 for the year ended December 31, 2010 as expense pertaining to this grant, including $94,780 as a result of the accelerated vesting.

During December 2008, we granted an aggregate of 2,000,000 shares of common stock to two employees. The grant had a fair value of $600,000 based upon the quoted closing trading price of the stock on the date of the grant. Of the 2,000,000 shares, 500,000 were fully vested and the remaining 1,500,000 shares vest over a period of 30 months. We recorded $114,839 and $245,161 for the years ended December 31, 2010 and 2009, respectively, as expense pertaining to this grant.

During March 2009, we granted 750,000 shares of common stock to two employees. The grant had a fair value of $292,500 based upon the quoted closing trading price of the stock on the date of the grant and will vest over a period of 36 months. We recorded $211,377 and $81,250 for the years ended December 31, 2010 and 2009, respectively, as expense pertaining to this grant.  The vesting on these shares was accelerated in 2010 in connection with their separation from the Company.

During April 2009, we granted 50,000 shares of restricted common stock to a consultant for services rendered. The shares are fully vested and non-forfeitable, and had a fair value of $18,000 based upon the quoted closing price of the stock as of the issuance date.  This amount was recorded as expense in the period the shares were granted.

During April 2009, we issued 3,223 shares of our common stock, with a fair value of $1,000 based on the quoted closing price, to an employee for services rendered. This amount was recorded as expense in the period the shares were granted.

During June 2009, we issued 265,000 shares of our common stock, with a fair value of $71,700 based on the quoted closing price, to consultants for services rendered. This amount was recorded as expense in the period the shares were granted.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

During June 2009, we issued 46,250 shares of our common stock, with a fair value of $13,600 based upon the quoted closing price, to vendors as payment on outstanding liabilities. We recognized a gain on settlement of accounts payable of $12,426 as a result of these transactions.

During the third quarter of 2009, we issued 101,525 shares of our common stock, with a fair value of $24,900 based on the quoted closing price, to consultants for services rendered. This amount was recorded as expense in the period it was granted.

During September 2009, we issued 593,006 shares of our common stock, with a fair value of $115,338 based upon the quoted closing price, to vendors as payment on outstanding liabilities. We recognized a gain on settlement of accounts payable of $9,135 as a result of these transactions.

During October 2009, we issued 870,666 shares of restricted common stock, having a fair value of $190,987, based upon the quoted closing trading price of our common stock as of the issuance dates, to directors. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date. We recorded $27,500 for the year ended December 31, 2009 as expense pertaining to this grant and $108,223 for the year ended December 31, 2010 as expense pertaining to this grant, including $34,375 resulting from the accelerated vesting of shares granted to Neil McDermott in connection with his resignation from the Board on March 9, 2010.

During the fourth quarter of 2009, we issued 1,026,900 shares of our common stock, with a fair value of $216,500 based on the quoted closing price, to consultants for services rendered. This amount was recorded as expense in the period it was granted.

During January 2010, we issued 120,000 shares of common stock, having a fair value of $36,000, based upon the quoted closing trading price of our common stock as of the issuance dates, to a consultant for technology services. This amount was recorded as expense in the period the shares were granted.

During February 2010, we granted 27,778 shares of common stock, having a fair value of $7,500 based on the quoted closing trading price of our common stock as of the grant date, to a director.  The shares vest over a three-year period, subject to continued service as a director on the vesting date. We recorded $2,083 for the year ended December 31, 2010 as expense pertaining to this grant.

During May 2010, we issued 3,240,475 shares of common stock, having a fair value of $328,246, based upon the quoted closing trading price of our common stock as of the issuance dates, to vendors as consideration for outstanding accounts payable owed to them. We recorded a loss of $8,405 on the settlement of accounts payable in connection with this transaction.

During July 2010, we granted 821,428 shares of common stock, having a fair value of $57,500 based on the quoted closing trading price of our common stock as of the grant date, to a director.  The shares vest over a one-year period, subject to continued service as a director on the vesting date. We recorded $28,750 for the year ended December 31, 2010 as expense pertaining to this grant.

During November 2010, we issued 200,000 shares of our common stock, with a fair value of $4,000 based on the quoted closing price, to an employee for services rendered. This amount was recorded as expense in the period the shares were granted.

Common Stock Purchase Warrants

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

The agreement was terminated effective March 15, 2010. As a result, 3,125,000 warrants were cancelled and no further warrants vested after that date. We recorded $166,275 and $133,020 for years ended December 31, 2010 and 2009 as expense pertaining to this grant.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

During December 2009, we granted 800,000 fully vested warrants to a consultant for services.  The warrants have an exercise price of $0.50 and are exercisable for three years.  The estimated fair value of these stock warrants on their date of grant was $225,343, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	1.38%
Expected dividend yield	0%
Expected volatility	155.99%
Expected life	3 years
Expected forfeitures	0%

We recorded stock based compensation expense during the period incurred related to this award.

The following summarizes our warrant activity for the years ended December 31, 2010 and 2009:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding – December 31, 2008	8,000,000	$0.50	2.7
Granted	22,375,003	0.32
Exercised	––	––
Forfeited or Cancelled	(8,575,000)	0.41
Outstanding – December 31, 2009	21,800,003	$0.35	2.3
Granted	73,593,750	0.04
Exercised	—	—
Forfeited or Cancelled	(3,125,000)	0.23
Outstanding – December 31, 2010	92,268,753	$0.11	2.3
Exercisable – December 31, 2010	89,143,753	$0.10	2.4

At December 31, 2010, the total intrinsic value of all warrants outstanding and exercisable was $-0-.

As discussed above, during February 2011, we sold 0.65 Units, or 65,000 shares of 2010 Series B PS and 1,625,000 warrants to purchase our common stock, including 0.40 Units to the Chairman of our Board of Directors, under the same terms as the August 2010 PP.  In addition, we offered to lower the exercise price of all 75,218,750 common stock purchase warrants purchased under the 2010 Series B PS offering, including the 1,625,000 discussed above, to $0.015 per share from the original $0.06 per share if the shareholders exercised their warrants by mid-February 2011. Based on this offer, 72,093,750 warrants were exercised for gross proceeds of $1,081,406.  The shareholders received shares of our Series C Preferred Stock, which will convert into our common stock upon the increase of our authorized number of shares to 650 million. There were no significant offering costs associated with this transaction.

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

On October 20, 2008, we granted 250,000 stock options to two non–employee contractors for future services. The options were exercisable over a five-year term, vesting quarterly in equal installments over a three-year term. These options were exercisable at $0.30 per share and had a fair value of $130,750 using the Black-Scholes option-pricing model. We recorded $37,046 for the year ended December 31, 2009 as expense pertaining to this grant. During 2009, all 250,000 options were cancelled, therefore no expense was recorded in 2010.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On October 20, 2008, we granted 573,134 stock options to contractors and non-employee directors for services to be rendered. The options are exercisable over a five-year term at $0.61 per share. Of the total options granted, 373,134 were issued to two non-employee directors under the terms of the Plan vesting annually in equal increments over a three-year period. The remaining 200,000 options were fully vested upon issuance. These options had an aggregate fair value of $275,964 using the Black-Scholes option-pricing model. We recorded $59,888 for each of the years ended December 31, 2010 and 2009, as expense pertaining to the 373,134 option grant. The 200,000 fully vested options, had a fair value of $96,300, and were expensed in full during 2008.

On December 31, 2008, we granted 250,000 stock options to an employee for future services. The options were exercisable over a five-year term, vesting quarterly in equal increments over a three-year term. These options were exercisable at $0.36 per share and had a fair value of $75,225 using the Black-Scholes option-pricing model. On March 15, 2010, the remaining unvested options were cancelled. We recorded $6,269 and $25,075 for the years ended December 31, 2010 and 2009, respectively, as expense pertaining to this grant.

On April 1, 2009, we granted 250,000 stock options to an employee for future services. These options had a fair value of $71,100 using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.36%
Expected dividend yield	0%
Expected volatility	153.55%
Expected life	5 years
Expected forfeitures	0%

The options are exercisable at $0.31 per share over a five-year term, vesting quarterly in equal increments over a three-year term. We recorded $23,700 and $17,116 for the years ended December 31, 2010 and 2009, respectively, as expense pertaining to this grant. As discussed further below, on August 3, 2010, the exercise price on these stock options was reduced to $0.035 per share.

During the third quarter of 2009, we granted 1,164,709 stock options to the members of our board of directors for future services. These options had a fair value of $257,837 using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	2.31-2.51%
Expected dividend yield	0%
Expected volatility	162.60-180.87%
Expected life	5 years
Expected forfeitures	0%

The options are exercisable at a weighted average $0.23 per share over a five-year term, vesting quarterly in equal increments over a three-year term. We recorded $103,187 and $35,709 for the years ended December 31, 2010 and 2009, respectively, as expense pertaining to this grant. Included in the total for year ended December 31, 2010 is a charge for $32,145 resulting from the accelerated vesting of options granted to Neil McDermott in connection with his resignation from the Board on March 9, 2010.

During December 2009, we granted 10,977,991 stock options to our employees for future services. These options had a fair value of $2,974,821 using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	2.49%
Expected dividend yield	0%
Expected volatility	190.48%
Expected life	5 years
Expected forfeitures	0%

The options are exercisable at an exercise price of $0.27 per share over a five-year term, vesting quarterly in equal increments over a four-year term. We recorded $824,615 and $17,993 for the years ended December 31, 2010 and 2009, respectively, as expense pertaining to these grants. Included in the total for the year ended December 31, 2010 is a charge for $156,910 resulting from the accelerated vesting of options granted to our former Chief Operating Officer in connection with his separation agreement. As discussed further below, on August 3, 2010, the exercise price on some of these stock options was reduced to $0.035 per share.

On March 10, 2010, we increased the aggregate number of shares of common stock which may be issued pursuant to the 2008 Equity Incentive Plan from 8,000,000 to 27,000,000.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

            The options are exercisable at a weighted average exercise price of $0.15 per share over five years, with 656,250 vesting immediately and the remainder vesting quarterly in equal increments over a four-year term. We recorded $186,764 for the year ended December 31, 2010 as expense pertaining to these grants.

On August 3, 2010, to incentivize employees who were holding stock options with an exercise price above the current market price, our Compensation Committee reduced the exercise price on 13,430,954 existing stock options to the closing stock price on August 18, 2010 of $0.035 per share. Included in the existing stock options that were repriced were: 555,556 options held by Douglas Feirstein, our Chief Executive Officer, 8,055,556 options held by Daniel Brauser, our Chief Financial Officer, and 3,777,778 options held by Michael Brachfeld, our Chief Accounting Officer. Pursuant to ASC 718 and fair value accounting, we treated this as a modification of an award of equity instruments. These new options will continue to vest according to the terms of the original grants. The fair value of the replacement awards was less than the fair value of the original awards. Accordingly, there is no incremental compensation cost and we will continue to amortize the value of the original awards over the original vesting periods. We used the Black-Scholes option-pricing model using following weighted average assumptions to calculate the fair value of the replacement awards:

Risk-free interest rate	1.40%
Expected dividend yield	0%
Expected volatility	191.01%
Expected life	4.34 years
Expected forfeitures	0%

During the third quarter of 2010, we granted 57,781,187 stock options:

•	4,535,715 to the members of our board of directors for future services. These options vest one-year after the date of grant.
•
52,710,472 to our employees for future services including 12,963,070 to Douglas Feirstein, our Chief Executive Office, 12,963,070 to Dan Brauser, our Chief Financial Officer, 13,279,434 to Chuck Wallace, our President, and 6,714,949 to Michael Brachfeld, our Chief Accounting Officer. Of these options, 734,930 vested immediately and the rest vest quarterly in equal increments over a four-year term.

•	535,000 to non–employee contractors for future services. Of these options, 83,750 vested immediately and the rest vest over a period of three to nine months, as services are provided.

The 57,781,187 stock options are exercisable at a weighted average exercise price of $0.037 per share over five years.  We recorded $390,790 for the year ended December 31, 2010 as expense pertaining to these grants.  These options had a fair value of $2,389,602 using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.59-1.85% %
Expected dividend yield	0%
Expected volatility	174.82-197.89%
Expected life	5 years
Expected forfeitures	0%

During the fourth quarter of 2010, we granted 8,000,000 stock options to our employees, including 6,000,000 to our Chief Executive Officer in lieu of cash compensation for a one-year period, as described above, and 2,000,000 to our former President in connection with his termination, as described above. These options had a fair value of $160,000 using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.03 - 1.50%
Expected dividend yield	0%
Expected volatility	268.40%
Expected life	5 years
Expected forfeitures	0%

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The options are exercisable at a weighted average exercise price of $0.02 per share over five years. The shares granted to our Chief Executive Officer vest in monthly installments over a twelve month period and the shares granted to our former President vested immediately.  We recorded $60,000 for the year ended December 31, 2010 as expense pertaining to these grants.

The following table summarizes our stock option activity for the period from December 31, 2008 through December 31, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2008	1,073,134	$0.480	4.8
Granted	12,392,700	0.076
Exercised	––	––
Forfeited or Cancelled	(250,000)	0.300
Balance at December 31, 2009	13,215,834	0.450	4.8	—
Granted	69,681,187	0.045
Exercised	––	––
Forfeited or Cancelled	(1,580,807)	0.250
Balance at December 31, 2010	81,316,214	$0.044	4.6	$—
Exercisable at December 31, 2010	13,297,854	$0.074	4.4	$—

The following table summarizes our stock option activity for non-vested options for the period from December 31, 2008 through December 31, 2010:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2008	873,134	0.440
Granted	12,392,700	0.270
Vested	(283,937)	0.350
Cancelled or Forfeited	(250,000)	0.520
Balance at December 31, 2009	12,731,897	$0.280
Granted	69,681,187	$0.045
Vested	(12,817,720)	$0.115
Cancelled or Forfeited	(1,577,004)	$0.250
Balance at December 31, 2010	68,018,360	$0.069

The weighted-average grant date fair value of options granted during the years ended December 31, 2010 and 2009 was $0.04 and $0.27, respectively.  Total unamortized compensation expense related to stock options at December 31, 2010 amounted to $4,480,597 and is expected to be recognized over a weighted average period of 3.1 years.

Note 12 – Income Taxes

We recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The domestic and foreign components of our consolidated net pre-tax loss for the respective periods are as follows:

	Year ended December 31,
	2010	2009
Domestic loss	$(16,952,000)	$(4,143,000)
Foreign income	209,000	88,000
Consolidated loss before income tax expense	$(16,743,000)	$(4,055,000)

The valuation allowance at December 31, 2009 was approximately $1,483,000. The net change in valuation allowance during the year ended December 31, 2010 was an increase of $2,890,000. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, we have determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

We are subject to examination by federal and state taxing authorities for the 2007 and subsequent tax years.  We have a net operating loss carryforward for tax purposes totaling $10,500,000 at December 31, 2010, components of which expire at various dates through 2030. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	December 31,
	2010		2009
Current deferred income tax assets:
Accrued expenses		$52,000	$	---
Subtotal current deferred income tax assets		$52,000		---
Non-current deferred income tax assets and liabilities:
Intangible assets		$(243,000)		---
Property and equipment		(13,000)		---
Stock Options		630,000		---
Net operating loss carryover		3,947,000		1,483,000
Subtotal non-current deferred income tax asset		$4,321,000		$1,483,000

Total deferred tax asset		$4,373,000		$1,483,000
Less: valuation allowance		(4,373,000)		(1,483,000)
Net deferred tax assets	$	---	$	---

The components of the income tax provision on operations for the year ended December 31, 2010 and the December 31, 2009 are as follows:

	December 31,
	2010		2009
Current
Federal	$	---	$	---
Foreign		48,000		---
State		---		---
Deferred		48,000		---
Federal		---		---
Foreign		---		---
State		---		---
		$48,000	$	---

The actual tax expense (benefit) differs from the expected tax expense (benefit) for the year ended December 31, 2010 and the December 31, 2009 (computed by applying the U.S. Federal Corporate income tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	December 31,
	2010	2009

Expected tax expense (benefit) - federal	$(5,693,000)		$(1,303,000)
Expected tax expense (benefit) - state	(608,000)		(224,000)
Foreign rate differential	3,000
Registration rights penalty	----		82,000
Loss on settlement of debt	----		207,000
Goodwill impairment	4,193,000
Change in fair value of derivative liability - embedded conversion feature	(500,000)		21,000
Warrant expense arising from repricing of investor warrants	----		22,000
Gain on settlement of accounts payable	----		(8,000)
Stock based compensation	----		341,000
Amortization of debt discount	----		26,000
Amortization of stock issued for prepaid asset - related party	----		71,000
Meals & entertainment and other	4,000		30,000
Change in Valuation Allowance	2,649,000		735,000
Actual tax expense (benefit)	$48,000	$	---

The change in the valuation allowance does not agree to the change reported on the deferred income tax asset detail due to adjustments to prior period balances.  The difference of $241,000 adjusts the deferred income tax assets and liabilities including fixed and intangible assets, stock options and net operating loss.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 13 – Related Party Transactions

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

During each of the years ended December 31, 2010 and 2009, we recorded $187,627 for the amortization of prepaid refining services and $58,359 for the amortization of the non-compete agreement.

Marketing Services

We purchase online marketing and lead generation services from a company in which our former President is a 50% shareholder. Our pricing is calculated at a 10% markup to their cost, capped at $1.50 per lead. This markup is exclusively for the unrelated 50% shareholders. Our former President does not share in any profits earned by this vendor for services rendered to us.

During the years ended December 31, 2010 and 2009, we recorded $3,009,257 and $2,395,874, respectively, of marketing expense pertaining to this vendor.

Note 14 – Subsequent Events

During February 2011, we sold 0.65 Units, or 65,000 shares of 2010 Series B PS and 1,625,000 warrants to purchase our common stock, including 0.40 Units to the Chairman of our Board of Directors, under the same terms as the August 2010 PP.  Gross proceeds of $65,000 will be used for working capital.  There were no significant offering costs associated with this transaction.

During February 2011, we offered to lower the exercise price of all 75,218,750 common stock purchase warrants purchased under the 2010 Series B PS offering, including the 1,625,000 discussed above, to $0.015 per share from the original $0.06 per share if the shareholders exercised their warrants by mid-February 2011. Based on this offer, 72,093,750 warrants were exercised for gross proceeds of $1,081,406.  The shareholders received shares of our Series C Preferred Stock.  On March 25, 2011, our Board authorized the issuance of up to 1,000,000 shares of $0.0001 par value Series C Preferred Stock (“Series C PS”) with the following terms:

•	Seniority to all classes of common stock and any preferred stock issued in the future;

•
Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2010 Series C PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

•
A liquidation preference of the greater of the original issue price, or the amount that would be due if all 2010 Series C PS shares had been converted to common stock immediately prior to the liquidation event;

•	No stated dividends; and

•	Automatic conversion into common stock upon the increase of our authorized capital to 650,000,000 shares of common stock at a rate of 100 shares of common stock for each share of Series C PS.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

All of the securities issued in this private placement are subject to a lock-up agreement and cannot be sold for a period of 12 months. These securities were sold without registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. There were no significant offering costs associated with this transaction.

During March 2011 a shareholder converted 400,000 shares of our Series A PS into 400,000 shares of our common stock.