Form 10-Q
period 2011-03-31
Upstream Worldwide, Inc.
filed 2011-05-16
CIK 1271075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2011
Common Stock, $0.0001 par value per share	212,015,563 shares

Upstream Worldwide, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash	$178,770	$686,065
Accounts receivable	713,470	251,999
Accounts receivable - related party	39,239	26,875
Inventory	39,655	135,601
Prepaid asset - related party	187,627	187,627
Prepaid expenses and other current assets	282,374	156,300
Total Current Assets	1,441,135	1,444,467

Property and Equipment - net	73,354	77,381

Other Assets:
Intangible assets - net	244,106	100,637
Intangible asset - related party - net	126,475	141,082
Prepaid asset - related party - net of current portion	218,898	265,805
Other assets	90,245	89,260
Total Other Assets	679,724	596,784

Total Assets	$2,194,213	$2,118,632

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$1,060,506	$1,078,329
Accounts payable - related party	19,777	24,332
Accrued expenses	724,085	382,243
Deferred revenue	241,025	413,985
Derivative liability	1,571,141	1,615,852
Total Current Liabilities	3,616,534	3,514,741

Stockholders' Deficit:
Convertible Series A preferred stock, ($0.0001 par value, 25,000,000 shares authorized, -0- and 400,000 issued and outstanding, respectively)	-	40
Convertible Series B preferred stock, ($0.0001 value per share, 4,000,000 shares authorized, 3,008,750 and 2,943,750 shares issued and outstanding, respectively) Liquidation preference $3,008,750	301	294
Convertible Series C preferred stock, ($0.0001 value per share, 1,000,000 and -0- shares authorized, respectively, 720,938 and -0- shares issued and outstanding, respectively)	72	-
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 211,901,816 and 210,251,816 shares issued and outstanding, respectively)	21,191	21,026
Additional paid in capital	27,629,872	25,869,850
Accumulated deficit	(28,771,936)	(27,007,076)
Accumulated other comprehensive loss	(301,821)	(280,243)
Total Stockholders' Deficit	(1,422,321)	(1,396,109)

Total Liabilities and Stockholders' Deficit	$2,194,213	$2,118,632

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenue	$3,721,711	$17,272,133
Cost of revenue	1,876,814	5,736,084
Gross Profit	1,844,897	11,536,049
Sales and marketing expenses	2,117,822	11,322,780
General and administrative expenses	1,535,548	2,682,395
Loss from Operations	(1,808,473)	(2,469,126)

Other Income (Expense):
Loss on foreign exchange	(1,098)	(10,797)
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	(6,307)	-
Change in fair value of derivative liability - embedded conversion feature	116,017	-
Total Other Income (Expense) - Net	108,612	(10,797)
Net Loss	$(1,699,861)	$(2,479,923)

Basic and Diluted Loss per Common Share:
Net loss	$(1,699,861)	$(2,479,923)
Preferred stock dividends - Series B	(65,000)	-
Net loss available to common stockholders	(1,764,861)	(2,479,923)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	211,366,260	185,502,671

Comprehensive Loss:
Net loss	$(1,699,861)	$(2,479,923)
Foreign currency translation adjustment	(21,578)	(143,919)
Comprehensive Loss	$(1,721,439)	$(2,623,842)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,699,861)	$(2,479,923)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	33,752	35,231
Stock based compensation expense	627,840	807,626
Amortization of prepaid asset - related party	46,907	46,907
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	6,307	-
Change in fair value of derivative liability - embedded conversion feature	(116,017)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(461,471)	-
Accounts receivable - related party	(11,900)	610,323
Inventory	97,927	163,444
Prepaid and other current assets	(121,931)	225,550
Increase (decrease) in:
Accounts payable	(161,911)	1,098,295
Accounts payable - related party	(4,555)	(366,606)
Accrued expenses	337,518	130,548
Deferred Revenues	(180,035)	(77,018)
Net Cash (Used In) Provided By Operating Activities	(1,607,430)	194,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	(20,094)	-
Cash paid to purchase property and equipment	-	(159,476)
Net Cash Used In Investing Activities	(20,094)	(159,476)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of convertible Series B preferred stock	65,000	-
Cash paid for direct offering costs	(14,020)	-
Proceeds from exercise of warrants	1,081,412	-
Net Cash Provided By Financing Activities	1,132,392	-

Net Increase (Decrease) in Cash	(495,132)	34,901

Effect of Exchange Rates on Cash	(12,163)	(127,507)

Cash - Beginning of Period	686,065	297,426

Cash - End of Period	$178,770	$204,820

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid after period end to acquire intangible assets	$138,494	$-
Derivative liability arising from convertible Series B preferred stock	$65,000	$-
Conversion of Series A preferred stock into common stock	$40	$300
Sale of stock for subscriptions receivable	$-	$1,001,667
Accrual of covenant not to compete	$-	$50,000

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

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

Note 2 –Going Concern

We incurred a net loss of $1,699,861 for the quarter ended March 31, 2011 (including non-cash charges of $627,840 for stock based compensation and $6,307 as a derivative expense pertaining to the issuance of Series B Preferred Stock, partially offset by a gain of $116,017 pertaining to the change in value of the conversion feature of our convertible Series B Preferred Stock).  We used $1,607,430 in cash from operations for the quarter ended March 31, 2011. As of March 31, 2011, we had an accumulated deficit of $28,771,936, and a working capital deficit of $2,175,399.

Losses from operations are continuing subsequent to March 31, 2011. We anticipate that we will continue to generate significant losses from operations in the near future. We believe our current available cash, along with anticipated revenues, may be insufficient to meet our cash needs for the near future.  There can be no assurance that additional financing will be available in amounts or terms acceptable to us, if at all.

During the first quarter of 2011, and continuing through to the date of filing of this Report, we have experienced cash flow difficulties resulting from ReCellular’s (as defined in note 3) delayed payments on their accounts receivable to us.  Though we have collected substantially all of the $0.7 million outstanding as of March 31, 2011, the increasing sales volume has caused the amount due to grow to approximately $1.0 million as of May 10, 2011.  As evidence of its good faith, during the second week of May 2011, ReCellular issued a promissory note for $996,103 due on demand, carrying the minimum rate of interest imputed by the Internal Revenue Service, and has committed to pay us $1,650,000 over the next six weeks.  To alleviate the short-term working capital difficulties, on April 5, 2011 we borrowed $300,000 from two stockholders including a relative of our Chief Financial Officer.  The note has not yet been executed, but will have a six-month term, a 5% annual interest rate, and will be convertible into common stock at the note holders’ option at $0.06 per share.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These accompanying unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Significant Accounting Policies

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2010 and 2009. The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The interim results for the three month period ended March 31, 2011 is not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any future interim period.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Upstream and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount allocated to intangible assets, the estimated useful lives for amortizable intangible assets and property, plant and equipment, accrued expenses, deferred revenue, the fair value of warrants granted in connection with various financing transactions, share-based payment arrangements, and the fair value of derivative liabilities.

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

Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position or on the results of operations or cash flows for the periods presented.

Accounts Receivable

Accounts receivable are comprised predominantly of obligations from our electronics partner, ReCelluar, Inc. (“ReCellular”) and our precious metals partner, Republic Metals Corporation (the “Refinery”), a related party.  We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. We did not deem it necessary to record an allowance for doubtful accounts at March 31, 2011 or December 31, 2010.

Revenue Recognition

We generate revenue from the sale of consumer items, such as precious metals and cellular phones. Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Cellular Phones

Cellular phones are appraised upon receipt from the public based on a variety of factors including the condition of the phone and its level of functionality. The appraised value is used to determine the price at which we sell the phone.  On a daily basis, all of the cellular phones received and appraised are sold to ReCellular.  As a result, revenue is recognized the same day the phones are received from the public.

We do not return phones to the public once they have been received.  In addition, no returns are accepted from ReCellular and upon delivery of the phones to ReCellular, we have no further obligations.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

Precious Metals

We grade the quality of the precious metals purchased from the public and estimate the total quantity received. We then lock in the current spot rate of each metal sufficient to cover the total quantity received in the current batch with the Refinery. After a holding period of at least 10 days the precious metals are delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validates the quality and quantity of the precious metals and remits payment to us based on the quantity of the pure precious metals at the agreed upon spot rates, as described above. Revenue is recognized upon melting of the precious metals and the validation of the quality and quantity of each precious metal by the Refinery.

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

Cost of Revenue

Our cost of revenue includes our cost of acquiring cellular phones and precious metals, as well as other direct costs and expenses required to ship, secure, grade, log and process the items internally. In addition, fees and other costs incurred in connection with processing at the Refinery are charged to cost of revenue.

We recorded $46,907 for each of the three month periods ended March 31, 2011 and 2010, as cost of revenue pertaining to prepaid refining services and $4,878 and $4,878 for each of the three month periods ended March 31, 2011 and 2010, respectively, as amortization expense pertaining to a non-compete agreement, both of which pertain to our service agreement with the Refinery.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses on our unaudited interim condensed consolidated statements of operations. Advertising expense amounted to $1,465,777 and $8,529,669 for the three months ended March 31, 2011 and 2010, respectively.

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
March 31, 2011

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

The computation of basic and diluted loss per share for the three months ended March 31, 2011 and 2010, respectively, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Convertible Series A Preferred Stock	—	400,000
Convertible Series B Preferred Stock	150,437,500	—
Convertible Series C Preferred Stock	72,093,750	—
Stock Warrants	21,800,003	21,800,003
Stock Options	81,316,214	13,215,834
	325,647,467	35,415,837
Economic Risks and Uncertainties

The global economic slowdown has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit our access to capital, but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Furthermore, our operations are subject to fluctuating prices of precious metals, the rate of technological innovation and changes in the values of used cellular phones.

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

Customer and Vendor Concentrations

We generate revenues from the sale of cellular phones to ReCellular and the sale of precious metals to the Refinery. During the three month period ended March 31, 2011, ReCellular accounted for approximately 53% of our revenue.  During the three month periods ended March 31, 2011 and March 31, 2010 the Refinery accounted for approximately 47% and 100% of our revenue respectively.

At March 31, 2011 and December 31, 2010, the amount due from ReCellular comprised approximately 95% and 90% of our accounts receivable, respectively, and the amount due from the Refinery comprised approximately 5% and 10% of our accounts receivable, respectively.

During the three months ended March 31, 2011, one vendor accounted for approximately 26% of our total purchases, and for the three months ended March 31, 2010, three vendors accounted for approximately 15%, 12% and 10% of our total purchases.

At March 31, 2011, two vendors accounted for approximately 12% and 14% of our accounts payable, and at March 31, 2010, one vendor accounted for approximately 12% of our accounts payable.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective for the interim and annual reporting period beginning January 1, 2011. We are not required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

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

The following are the major categories of liabilities measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At March 31, 2011		At December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$—	$—	$—	$—
Level 2
Goodwill	—	—	—	—
Level 3
Derivative liability	—	1,571,141	—	1,615,852
	$—	$1,571,141	$—	$1,615,852

The following table reflects the change in fair value of our derivative liabilities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Assets	Liabilities	Assets	Liabilities

Balance at beginning of period	$—	$1,615,852	$11,142,273	$—
Derivative liability arising from sale of Series B Preferred Stock	—	71,306	—	—
Change in value of derivative liability	—	(116,017)	—	—
Balance at end of period	$—	$1,571,141	$11,142,273	$—

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

              We have determined the estimated fair value amounts presented in these unaudited interim condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of the respective balance sheet dates and have determined that, as of such dates, the carrying value of all financial instruments approximates fair value.

Note 5 – Stockholders’ Deficit

On August 3, 2010, our Board recommended that we increase our authorized capital to 650,000,000 shares of common stock from the current 300,000,000 shares.  We have obtained approval from the majority of the outstanding voting power and, as a result, expect to increase our authorized capital to 650,000,000 shares by June 1, 2011.

Convertible Series A Preferred Stock

Our Convertible Series A Preferred Stock (“Series A PS”) had no voting rights, no liquidation preference, and was not entitled to receive dividends. Each share of the Series A PS was convertible into one share of our common stock at the election of the holder. We have determined that no beneficial conversion feature or derivative financial instruments exist in connection with the Series A PS as the conversion rate was fixed at an amount equal to the market price of our common stock.

On March 9, 2011, 400,000 shares of our Series A PS were converted into 400,000 shares of our common stock.  As a result, there are no Series A PS outstanding at March 31, 2011.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

Convertible Redeemable Series B Preferred Stock

On August 3, 2010, our Board authorized the sale of up to $4,000,000 of Units in a private placement (the “August 2010 PP”), whereby each Unit consisted of 100,000 shares of Convertible Series B Preferred Stock (“2010 Series B PS”) and 2.5 million warrants to purchase our common stock. In connection with the August 2010 PP, in February 2011, we sold 0.65 Units (including 0.40 Units to the Chairman of our Board of Directors), or 65,000 shares of 2010 Series B PS and 1,625,000 warrants to purchase our common stock for gross proceeds of $65,000. There were no offering costs associated with this transaction.

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

•
An option by the holder to convert each share into common shares at a price conversion ratio of $0.02 per share, effective upon the increase of our authorized capital to 650,000,000 shares of common stock;

•
Conversion price protection whereby if in the twelve months following issuance, we sell any stock for a price less than $0.02 per share, then the conversion price will be adjusted to reflect the lowest price for which the shares were sold;

In the event that we do not amend our articles of incorporation to increase our authorized shares to 650,000,000 shares within twelve months of this issuance, then each holder of 2010 Series B PS shall be entitled to receive 15% of such holders’ liquidation preference. Further, for each month following the initial twelve months whereby the articles of incorporation have not been amended as indicted above, each holder of 2010 Series B PS shall be entitled to receive an additional 1.25% of such holders’ liquidation preference.

The 1,625,000 common stock purchase warrants were exercisable at $0.06 per share for a period of three years. The warrants did not contain any separate features or provisions that would be required to be assigned a fair value.  The fair value of the warrants was determined to be $24,934 based upon management assumptions using the Black-Scholes pricing model using the following assumptions:

Expected dividends	0%
Expected volatility	212.97%
Expected term	3 years
Risk free interest rate	0.82%

The net effect on equity was zero, as this adjustment only affected additional paid in capital.

The 2010 Series B PS contains a ratchet provision. As such, the conversion feature is considered a derivative liability which, under ASC 815, must be assigned a fair value.  Using the Black Scholes pricing model, we determined that the fair value of the embedded conversion feature of the 2010 Series B PS was $1,615,852 at December 31, 2010.

The fair value of the embedded conversion feature pertaining to the 65,000 shares of 2010 Series B PS sold in February 2011 was $71,307 at the commitment date, based on the following variables:

Expected dividends	0%
Expected volatility	193.50%
Expected term – embedded conversion option	1 year
Risk free interest rate	0.29%

Of this amount, $65,000 was recorded as a preferred stock dividend and $6,307 was recorded as derivative expense.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

At March 31, 2011, we determined that the fair value of the derivative liability pertaining to the ratchet provision of the 2010 Series B PS was $1,571,141 based on the following variables:

Expected dividends	0%
Expected volatility	53.17%
Expected term	0.9 years
Risk free interest rate	0.28%

We recorded a gain of $116,017 during the first quarter of 2011, representing the net change in the fair value of the derivative liability pertaining to the ratchet provision of the 2010 Series B PS.

Convertible Series C Preferred Stock

On March 25, 2011, our Board authorized the sale of up to 1,000,000 shares of Convertible Series C Preferred Stock (“2011 Series C PS”), with a par value of $0.0001 per share.  The 2011 Series C PS have:

•	Seniority to all classes of common stock and all preferred stock issued in the future with a liquidation preference senior to the common stock;

•
Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2011 Series C PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

•
A liquidation preference of the greater of the original issue price, or the amount that would be due if all 2011 Series C PS shares had been converted to common stock immediately prior to the liquidation event;

•	No stated dividends;

•	Automatic conversion into common shares at a rate of 100 shares of common for every share of 2011 Series C PS upon the increase of our authorized capital to 650,000,000 shares of common stock;

As discussed above, during February 2011, we sold 0.65 Units, or 65,000 shares of 2010 Series B PS and 1,625,000 warrants to purchase our common stock, including 0.40 Units to the Chairman of our Board of Directors, under the same terms as the August 2010 PP.  In addition, we offered to lower the exercise price of all 75,218,750 common stock purchase warrants purchased under the 2010 Series B PS offering, including the 1,625,000 discussed above, to $0.015 per share from the original $0.06 per share if the shareholders exercised their warrants by mid-February 2011. Based on this offer, 72,093,750 warrants were exercised for gross proceeds of $1,081,412.  The shareholders received 720,938 shares of our Series C Preferred Stock, which will convert into 72,093,750 shares of our common stock upon the increase of our authorized number of shares to 650 million. There were no significant offering costs associated with this transaction.

Common Stock

On March 9, 2011, 400,000 shares of our Series A PS were converted into 400,000 shares of our common stock.

Certain investors in the August 2010 PP, that had also invested in the March 2010 PP, received a number of shares of common stock such that, including the shares purchased in the March 2010 PP and the shares purchased in the August 2010 PP, the average price paid per share was $0.06.  As a result of this provision, we issued an additional 500,000 shares of our common stock.

On March 31, 2010, we closed on a private placement transaction (the “March 2010 PP”) whereby we issued 5,758,337 shares of our common stock at $0.20 per share. Gross proceeds from the sale amounted to $1,151,667, which was used for working capital. Offering costs associated with this transaction amounted to $51,579.

Shares Granted to Directors, Consultants and Employees

We did not issue any stock grants during the first quarter of 2011.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2011

We recorded non-cash compensation of $73,103 and $230,301 for the three months ended March 31, 2011 and 2010, respectively, pertaining to stock grants.

Warrants

During the first quarter of 2011, 72,093,750 warrants were exercised for gross proceeds of $1,081,412.  The shareholders received shares of our 2011 Series C PS, which will convert into our common stock upon the increase of our authorized number of shares to 650 million shares. There were no significant offering costs associated with this transaction.

We recorded non-cash compensation of $-0- and $166,275 for the three months ended March 31, 2011 and 2010, respectively, pertaining to prior warrant issuances.

Stock Option Grants

We did not issue any stock options during the first quarter of 2011.

We recorded non-cash compensation of $554,737 and $411,050 for the three months ended March 31, 2011 and 2010, respectively, pertaining to stock option grants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC.

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, income taxes, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Company Overview

Overview

Upstream Worldwide, Inc., or Upstream, or the Company, is an emerging leader in direct-from-consumer, reverse logistics, currently specializing in the procurement and aggregation of cellular phones and precious metals to be recycled. From the inception of our current business in 2008 through 2010, substantially all of our revenue came from the precious metals business. In mid-2010, we began to diversify our business by introducing a service, similar to our precious metals business, for cellular phones as we saw the gold and silver business begin to sharply retract. During the fourth quarter of 2010, our cellular phone business began to gain traction, and more than 50% of our revenue in the first quarter of 2011 was from cellular phones. We utilize consumer oriented advertising efforts to solicit individuals interested in liquidating unwanted items. Through our platform, we facilitate an end-to-end consumer solution, from acquisition through liquidation. We have a low cost, highly scalable and flexible business model that allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors.

Our corporate headquarters are located at 200 East Broward Blvd., Suite 1200 in Ft. Lauderdale, Florida. Our phone number is (954) 915-1550 and our corporate website can be found at www.money4gold.com .

Recent Trends

After dramatic revenue growth during the second half of 2009, we experienced a similar decline during 2010.  Revenue during each of these periods was generated predominantly from the sale of precious metals.  We believe that increased competition for the aggregation and resale of precious metals; negative representation of the precious metals resale industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns resulted in the decreasing revenue trend during 2010.  In addition, in response to deteriorating returns on our advertising campaigns in the United Kingdom and Europe and difficulties managing the business remotely, we stopped advertising in the United Kingdom and European markets during the fourth quarter of 2010.

We believe that although the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 demonstrates the viability of our business plan, the significant decline in revenue during 2010 underscores the importance of our recent diversification into cellular phones.  Our revenue generated from cellular phones during 2010 was not material to our overall revenue for that period, however it has increased each period since the introduction of the service offering and comprised approximately 53% of the $3.7 million in revenue we recognized during the first quarter of 2011.  We believe that the market for recycling small consumer electronics such as cellular phones, though just emerging, is substantial and that if we can achieve significant returns on our media investments and control our costs accordingly, continued implementation of our business plans will generate steadily improving results and cash flows in the future.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. See Note 3 to our unaudited interim condensed consolidated financial statements found elsewhere in this report and Note 3 to our consolidated financial statements for the year ended December 31, 2010 as filed with the SEC for further discussion regarding our critical accounting policies and estimates.

Revenue Recognition

We generate revenue from the sale of consumer items such as precious metals and cellular phones. Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Cellular Phones

Cellular phones are appraised upon receipt from the public based on a variety of factors including the condition of the phone and its level of functionality. The appraised value is used to determine the price at which we sell the phone.  On a daily basis, all of the cellular phones received and appraised are sold to ReCellular.  As a result, revenue is recognized the same day the phones are received from the public.

We do not return phones to the public once they have been received.  In addition, no returns are accepted from ReCellular and upon delivery of the phones to ReCellular, we have no further obligations.

Precious Metals

We grade the quality of the precious metals purchased from the public and estimate the total quantity received. We then lock in the current spot rate of each metal sufficient to cover the total quantity received in the current batch with the Refinery. After a holding period of at least 10 days the precious metals are delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validates the quality and quantity of the precious metals and remits payment to us based on the quantity of the pure precious metals at the agreed upon spot rates, as described above. Revenue is recognized upon melting of the precious metals and the validation of the quality and quantity of each precious metal by the Refinery.

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

Results of Operations

We generate revenue from the sale of consumer items such as cellular phones and precious metals. However, until 2011, revenue from cellular phones was not material. Our operations in each of our markets exhibit similar financial performance metrics and have similar economic characteristics. As such, we have aggregated all of our operations into a single operating segment.

Results for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Three Months Ended March 31,		Change	Change
	2011	2010	(Dollars)	(Percentage)
Revenue	$3,721,711	$17,272,133	$(13,550,422)	-78%
Cost of Revenue	1,876,814	5,736,084	(3,859,270)	-67%
Gross Profit	1,844,897	11,536,049	(9,691,152)	-84%
Sales and Marketing	2,117,822	11,322,780	(9,204,958)	-81%
General and Administrative	1,535,548	2,682,395	(1,146,847)	-43%
Operating Loss	(1,808,473)	(2,469,126)	660,653	-27%
Other Income (Expense)	108,612	(10,797)	119,409	-1,106%
Net Loss	$(1,699,861)	$(2,479,923)	$780,062	-31%

Our revenue declined from $17.3 million during the first quarter of 2010 to $7.8 million during the second quarter of 2010, $4.1 million during the third quarter of 2010, and $3.3 million during the fourth quarter of 2010. Revenue during each of these periods was generated predominantly from the sale of precious metals.  We believe that increased competition for the aggregation and resale of precious metals; negative representation of the precious metals resale industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns resulted in the decreasing revenue trend during 2010. As we saw the market for gold and other precious metals changing, we began to test recycling of cellular phones. Our revenue generated from cellular phones during 2010 was not material to our overall revenue for that period, however it has increased each period since the introduction of the service offering in June 2010 and comprised approximately 53% of our revenue during the first quarter of 2011.  We expected the percentage of revenue generated from gold to continue to decline as our revenue from cellular phones continues to grow and we expand our offerings into other small consumer electronic items.

Cost of revenue decreased during the three months ended March 31, 2011, as compared to the same period in 2010, mainly as a result of a strong correlation to revenue. We generally pay the Sellers a percentage of the market value of the items we purchase from them.  Therefore a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. Also contributing to the decrease, and causing the slower rate of decline as compared with revenue, is the sales mix.  We generally earn a lower gross margin on cellular phones than we do on precious metals.  As a result, our gross profit, on a percentage basis, declined to 50% for the three months ended March 31, 2011, as compared with 67% for the same period in 2010.

Our sales and marketing expenditures, primarily comprised of advertising and marketing costs, represent our most significant costs, amounting to 57% and 66% of revenue for the three months ended March 31, 2011 and 2010, respectively.  We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness primarily based on projected revenue earned as compared to the cost of the advertisement, referred to as a Media Efficiency Rate, or MER.  There are a variety of factors that impact the MER including:

1.	The number of leads generated from an advertisement,

2.	The rate at which those leads convert into actual packs submitted by members of the public (the “Sellers”), and

3.	The average revenue generated from the packs received.

Each of these factors, and hence our MERs, vary by market and by the particular advertising method utilized within each market.  As our MER from precious metals campaigns declined over the course of 2010 and into the first quarter of 2011, we significantly scaled back our advertising and marketing campaigns and stopped advertising in the United Kingdom and European markets altogether.  This decline was partially offset by the testing and slow quarterly increase in advertising and marketing costs, including production costs to design and implement new campaigns, related to our cellular phone offering.

General and administrative expenses include professional fees for technology development, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses for the three months ended March 31, 2011, as compared to the same period in 2010, decreased significantly as we scaled back our investments in our technology infrastructure, reduced our headcount, and slowed or stopped our operations in certain markets including the United Kingdom.

Other income during the three months ended March 31, 2011 was attributable primarily to a gain stemming from the change in value of our derivative liability, partially offset by a derivative expense arising from the sale of our Series B Preferred stock in February 2011.  Other expense during the three months ended March 31, 2010 was a result of losses on foreign exchange.

Liquidity and Capital Resources

We incurred a net loss of $1,699,861 for the quarter ended March 31, 2011 (including non-cash charges of $627,840 for stock based compensation and $6,307 as a derivative expense pertaining to the issuance of Series B Preferred Stock, partially offset by a gain of $116,017 pertaining to the change in value of the conversion feature of our convertible Series B Preferred Stock) and a net loss of $16,791,253 for the year ended December 31, 2010 (including non-cash charges for goodwill impairment of $11,142,273, a net gain on the derivative pertaining to the conversion feature of our convertible Series B Preferred Stock of $1,327,898, stock based compensation of $2,436,790, and an impairment charge of $114,018 pertaining to our operations in the United Kingdom and Europe).  We used $1,607,430 in cash from operations for the quarter ended March 31, 2011. As of March 31, 2011, we had an accumulated deficit of $28,771,936, and a working capital deficit of $2,175,399.

During the three months ended March 31, 2011, our investing activities used net cash of $20,094, to acquire intangible assets, mainly related to our website and customer management systems, and our financing activities generated $1,081,412 in proceeds from the exercise of stock warrants and $65,000 in proceeds from the sale of our convertible Series B preferred stock.

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

Payments are made to the Sellers for items sold shortly after our appraisal. After payment to the Sellers, and in the case of precious metals, a minimum holding time to allow the Seller to consider our offer, we aggregate the items received at our processing facilities and prepare them for sale to our partners. We sell all of our cellular phones to our electronics partner, ReCellular. Phones received are logged on a purchase order from ReCellular on a daily basis. Each week, the purchase order is finalized. Payment terms with ReCellular are generally seven days after the closing of the purchase order. As described below however, ReCellular is currently experiencing cash flow challenges and has been unable to maintain those terms.  We sell all of our precious metals to the Refinery. The Refinery advances us 80% of the estimated value of the precious metals received each week. Upon physical receipt of the precious metals, up to three weeks later, the Refinery evaluates them to ascertain the final definitive value. At that point, we settle with the Refinery and they send us the additional amounts due. Since we generally pay for items prior to collecting from our partners, rapid growth can cause strain on our cash flows.

During February 2011, we sold 65,000 shares of our Series B and 1,625,000 warrants to purchase our common stock for gross proceeds of $65,000. Also during February 2011, certain shareholders exercised a total of 72,093,750 warrants for gross proceeds of $1,081,412. The shareholders received shares of our Series C Preferred Stock, which will convert into our common stock upon the increase of our authorized number of shares of common stock to 650 million.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. It is possible that our current level of cash on hand and anticipated cash that will be received from revenue generated from advertisements that have already aired will not be sufficient to sustain operations through at least March 31, 2012.

Losses from operations are continuing subsequent to March 31, 2011. We anticipate that we will continue to generate significant losses from operations in the near future. We believe our current available cash, along with anticipated revenues, may be insufficient to meet our cash needs for the near future. There can be no assurance that additional financing will be available in amounts or terms acceptable to us, if at all.

During the first quarter of 2011, and continuing through to the date of filing of this Report, we have experienced cash flow difficulties resulting from ReCellular’s delayed payments on their accounts receivable to us.  Though we have collected substantially all of the $0.7 million outstanding as of March 31, 2011, the increasing sales volume has caused the amount due to grow to approximately $1.0 million as of May 10, 2011.  As evidence of its good faith, during the second week of May 2011, ReCellular issued a promissory note for $996,103 due on demand, carrying the minimum rate of interest imputed by the Internal Revenue Service, and has committed to pay us $1,650,000 over the next six weeks, which includes the balance  currently due, plus the majority of the amounts expected to be earned over that period.  To alleviate the short-term working capital difficulties, on April 5, 2011 we borrowed $300,000 from two stockholders including a relative of our Chief Financial Officer. The note has not yet been executed, but will have a six-month term, a 5% annual interest rate, and will be convertible into common stock at the note holders’ option at $0.06 per share.

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

New Accounting Pronouncements

See Note 3 to our unaudited interim condensed consolidated financial statements included in this report for a discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including the results of our cellular phone business, future expansion plans, profitability and liquidity (including payment from ReCellular), cash expected to be received from advertisements that have already run, our expectations regarding revenue, our belief regarding decreased revenues, our belief regarding future cash flows, our belief regarding collection of receivables, and our belief regarding working capital.   Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

 Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the future price of gold and precious metals which may cause consumers to recycle their precious materials, the effectiveness of our advertising campaigns, ReCellular’s ability to pay us, future economic conditions, the condition of the global credit and capital markets for small companies, and the willingness of people to use us to recycle their cell phones.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2010. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Name or Class of Investor	Date Sold	No. of Securities	Consideration

Warrant Holders (1)	2/9/2011 through 2/18/2011	72,093,750 shares of Series C preferred stock	Exercise of warrants at $0.015 per share into Series C preferred stock

Investor (2)	2/24/2011	500,000 shares of common stock	Anti-Dilution Right

Series A Holder (1)	3/1/2011	400,000 shares of common stock	Conversion of Series A preferred stock

(1)	Exempt under Section 3(a)(9) of the Act.
(2)	Exempt under Section 4(2) of the Act and Regulation 506 thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Share Exchange Agreement dated May 5, 2009 **	10-Q	8/19/09	2.2
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.I
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Right	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1/A	6/24/10	3.8
3.9	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.10	Certificate of Designation – Series C	10-K	3/31/10	3.10
3.11	Amended and Restated Bylaws	10-Q	5/20/09	3.3

10.1	Form of Securities Purchase Agreement – Series B Offering	10-Q	11/12/10	10.7
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

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

UPSTREAM WORLDWIDE, INC

May 16, 2011	/s/ Douglas Feirstein
Douglas Feirstein
Chief Executive Officer (Principal Executive Officer)

May 16, 2011	/s/ Daniel Brauser
Daniel Brauser
Chief Financial Officer (Principal Financial Officer)