Form 10-Q
period 2011-06-30
Upstream Worldwide, Inc.
filed 2011-08-15
CIK 1271075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2011
Common Stock, $0.0001 par value per share	285,229,578 shares

Upstream Worldwide, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash	$219,420	$686,065
Accounts receivable	626,956	251,999
Accounts receivable - related party	8,876	26,875
Inventory	8,001	135,601
Prepaid asset - related party	187,627	187,627
Prepaid expenses and other current assets	91,545	156,300
Total Current Assets	1,142,425	1,444,467

Property and Equipment - net	69,328	77,381

Other Assets:
Intangible assets - net	379,819	100,637
Intangible asset - related party - net	111,882	141,082
Prepaid asset - related party - net of current portion	171,992	265,805
Other assets	93,269	89,260
Total Other Assets	756,962	596,784

Total Assets	$1,968,715	$2,118,632

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$1,044,537	$1,078,329
Accounts payable - related party	-	24,332
Accrued expenses	620,414	382,243
Deferred revenue	31,898	413,985
Convertible notes payable, net of discount	75,000	-
Derivative liability	1,998,415	1,615,852
Total Current Liabilities	3,770,264	3,514,741

Stockholders' Deficit:
Convertible Series A preferred stock, ($0.0001 par value, 25,000,000 shares authorized, -0- and 400,000 issued and outstanding, respectively)	-	40
Convertible Series B preferred stock, ($0.0001 value per share, 4,000,000 shares authorized, 2,803,750 and 2,943,750 shares issued and outstanding, respectively) Liquidation preference $2,803,750	280	294
Convertible Series C preferred stock, ($0.0001 value per share, 1,000,000 and -0- shares authorized, respectively, 161,411 and -0- shares issued and outstanding, respectively)	16	-
Common stock, ($0.0001 par value, 650,000,000 shares authorized, 278,354,578 and 210,251,816 shares issued and outstanding, respectively)	27,836	21,026
Additional paid in capital	28,204,764	25,869,850
Accumulated deficit	(29,728,651)	(27,007,076)
Accumulated other comprehensive loss	(305,794)	(280,243)
Total Stockholders' Deficit	(1,801,549)	(1,396,109)

Total Liabilities and Stockholders' Deficit	$1,968,715	$2,118,632

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$1,789,048	$7,756,322	$5,510,759	$25,028,455
Cost of revenue	877,937	2,693,641	2,754,751	8,429,725
Gross Profit	911,111	5,062,681	2,756,008	16,598,730
Sales and marketing expenses	488,575	3,752,342	2,606,397	15,075,122
General and administrative expenses	1,435,824	1,633,398	2,971,372	4,315,793
Loss from Operations	(1,013,288)	(323,059)	(2,821,761)	(2,792,185)

Other Income (Expense):
Interest income	9,911	-	9,911	-
Interest expense	(75,411)	-	(75,411)	-
(Loss) gain on foreign exchange	(653)	4,229	(1,751)	(6,568)
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	-	-	(6,307)	-
Derivative expense pertaining to convertible note payable	(418,970)	-	(418,970)	-
Change in fair value of derivative liability - embedded conversion feature	541,696	-	657,713	-
Total Other Income (Expense) - Net	56,573	4,229	165,185	(6,568)
Net Loss	$(956,715)	$(318,830)	$(2,656,576)	$(2,798,753)

Basic and Diluted Loss per Common Share:
Net loss	$(956,715)	$(318,830)	$(2,656,576)	$(2,798,753)
Preferred stock dividends - Series B	-	-	(65,000)	-
Net loss available to common stockholders	(956,715)	(318,830)	(2,721,576)	(2,798,753)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	222,849,728	193,355,604	217,131,429	189,450,831

Comprehensive Loss:
Net loss	$(956,715)	$(318,830)	$(2,656,576)	$(2,798,753)
Foreign currency translation adjustment	(3,973)	(64,083)	(25,551)	(208,002)
Comprehensive Loss	$(960,688)	$(382,913)	$(2,682,127)	$(3,006,755)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,656,576)	$(2,798,753)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	65,512	69,334
Stock based compensation expense	1,211,956	1,183,335
Amortization of prepaid asset - related party	93,813	93,813
Amortization of debt discount into interest expense	75,000	-
Gain on debt settlement	-	8,405
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	6,307	-
Derivative expense pertaining to convertible note payable	418,970	-
Change in fair value of derivative liability - embedded conversion feature	(657,713)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(374,920)	-
Accounts receivable - related party	17,999	779,125
Inventory	129,585	625,368
Prepaid and other current assets	63,786	437,112
Increase (decrease) in:
Accounts payable	(145,561)	356,419
Accounts payable - related party	(24,332)	(343,189)
Accrued expenses	233,876	123,957
Deferred Revenues	(389,135)	(1,075,678)
Net Cash Used In Operating Activities	(1,931,433)	(540,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	(199,901)	-
Cash paid to purchase property and equipment	-	(189,556)
Net Cash Used In Investing Activities	(199,901)	(189,556)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Convertible Notes	550,000	-
Proceeds from sale of convertible Series B preferred stock	65,000	-
Proceeds from sale of common stock	-	1,151,667
Cash paid for direct offering costs	(16,676)	(41,843)
Proceeds from exercise of warrants	1,081,412	-
Net Cash Provided By Financing Activities	1,679,736	1,109,824

Net Increase (Decrease) in Cash	(451,598)	379,516

Effect of Exchange Rates on Cash	(15,047)	(179,774)

Cash - Beginning of Period	686,065	297,426

Cash - End of Period	$219,420	$497,168

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability arising from convertible Series B preferred stock	$65,000	$-
Conversion of Series A preferred stock into common stock	$40	$300
Cash paid after period end to acquire intangible assets	$107,539	$-
Sale of stock for subscriptions receivable	$-	$1,001,667
Accrual of covenant not to compete	$-	$50,000
Shares issued in connection with payment of accounts payable in common stock	$-	$311,643

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2011

Note 1 – Organization and Business

Upstream Worldwide, Inc. (formerly, Money4Gold Holdings, Inc.), through our wholly-owned subsidiaries (collectively, “Upstream,” “Company,” “we,” “us,” and/or “our”), uses direct response advertising and marketing campaigns to attract consumers interested in monetizing household items, such as small consumer electronics and precious metals, they are no longer using.  From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. During late 2010, we began to diversify our business by introducing a service, similar to our precious metals business, for cellular phones.

Note 2 –Going Concern

We incurred a net loss of $2,656,576 for the six months ended June 30, 2011 (including non-cash charges of $1,211,956 for stock based compensation and $425,277 as a derivative expense pertaining to the issuance of convertible notes payable and Series B Preferred Stock, and a gain of $657,713 pertaining to the change in value of our derivative liabilities).  We used $1,931,433 in cash from operations for the six months ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of $29,728,651, and a working capital deficit of $2,627,839.

Losses from operations are continuing subsequent to June 30, 2011. We anticipate that we will continue to generate significant losses from operations in the near future. We believe our current available cash, along with anticipated revenues, may be insufficient to meet our cash needs for the near future.  There can be no assurance that additional financing will be available in amounts or terms acceptable to us, if at all.

During the first six months of 2011, and continuing through to the date of filing of this Report, we have experienced cash flow difficulties resulting from ReCellular’s (as defined in note 3) delayed payments on their accounts receivable to us.  ReCellular has agreed to pay us weekly installments of $75,000, beginning immediately following the closing of a refinancing transaction to recapitalize their company, until their balance is paid off in full.  On August 11, 2011, ReCellular closed on such financing transaction and, pursuant to our agreement, has paid us the first $75,000 installment.  As more fully described in Note 7 below, in July 2011 we adapted our approach to the electronics recycling market by focusing our efforts on customer acquisition through marketing and on matching consumers with the highest cash offers for their small consumer electronics from top-rated buyers.  In addition, we began working with multiple buyers who purchase directly from the consumers, rather than relying on a single partner: ReCellular.

To alleviate our short-term working capital difficulties, during the second quarter of 2011 we borrowed $550,000 from two stockholders including a relative of our Chief Financial Officer and our Chief Executive Officer.  The notes have a one-year term, an annual interest rate of approximately 0.5%, and will be convertible into common stock at the note holders’ option, following a subsequent financing transaction (see Note 5).

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2011

            The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2010 and 2009. The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The interim results for the three or six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any future interim period.

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

Accounts Receivable

Accounts receivable are comprised predominantly of obligations from our electronics partner, ReCellular, Inc. (“ReCellular”) and our precious metals partner, Republic Metals Corporation (the “Refinery”), a related party.  We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. We did not deem it necessary to record an allowance for doubtful accounts at June 30, 2011 or December 31, 2010.

Long-Lived Assets

Our long-lived assets include intangible assets that pertain to software related to our website and customer management platform and to our non-compete agreements. We periodically review the carrying values of our long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and record an impairment charge when considered necessary.

When circumstances indicate that an impairment of value may have occurred, we test such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. There were no impairment expenses recorded during the three or six months periods ended June 30, 2011 or 2010.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2011

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

We recorded $46,907 and $ 93,813 for each of the three and six month periods ended June 30, 2011 and 2010, respectively, as cost of revenue pertaining to prepaid refining services and $14,593 and $29,186 for each of the three and six month periods ended June 30, 2011 and 2010, respectively, as amortization expense pertaining to a non-compete agreement, both of which pertain to our service agreement with the Refinery.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses on our unaudited interim condensed consolidated statements of operations. Advertising expense amounted to $240,809 and $2,880,659 for the three months ended June 30, 2011 and 2010, respectively and $1,706,586 and $11,410,328 for the six months ended June 30, 2011 and 2010, respectively.

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
June 30, 2011

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

The computation of basic and diluted loss per share for the three and six month periods ended June 30, 2011 and 2010, respectively, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Three and Six Months Ended June 30, 2011	For the Three and Six Months Ended June 30, 2010
Convertible Notes Payable (See Note 5)	94,827,586	—
Convertible Series A Preferred Stock	—	400,000
Convertible Series B Preferred Stock	140,187,500	—
Convertible Series C Preferred Stock	16,141,100	—
Stock Warrants	21,800,003	18,675,003
Stock Options	92,062,746	16,305,659
	365,018,935	35,380,662

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2011

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

Customer and Vendor Concentrations

We generate revenues from the sale of cellular phones to ReCellular and the sale of precious metals to the Refinery. During the six month period ended June 30, 2011, ReCellular accounted for approximately 57% of our revenue and the Refinery accounted for approximately 43% of our revenue.  During the six months ended June 30, 2010, the Refinery accounted for approximately 100% of our revenue.

At June 30, 2011 and December 31, 2010, the amount due from ReCellular comprised approximately 98% and 90% of our accounts receivable, respectively, and the amount due from the Refinery comprised approximately 2% and 10% of our accounts receivable, respectively.

During the six months ended June 30, 2011, one vendor accounted for approximately 19% of our total purchases and during the six months ended June 30, 2010, two vendors accounted for approximately 14% and 10% of our total purchases.

At June 30, 2011, one vendor accounted for approximately 16% of our accounts payable, and at December 31, 2010, two vendors accounted for approximately 16% and 12% of our accounts payable.

 Recent Accounting Pronouncements

 There are no recent accounting pronouncements that have a material impact on our financial statements.

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2011

The following are the major categories of liabilities measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At June 30, 2011		At December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$—	$—	$—	$—
Level 2
None	—	—	—	—
Level 3
Derivative liability	—	1,998,415	—	1,615,852
	$—	$1,998,415	$—	$1,615,852

The following table reflects the change in fair value of our derivative liabilities for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Assets	Liabilities	Assets	Liabilities

Balance at beginning of period	$—	$1,615,852	$11,142,273	$—
Derivative liability arising from sale of Series B Preferred Stock	—	71,306	—	—
Derivative liability arising from convertible notes payable	—	968,970	—	—
Change in value of derivative liability	—	(657,713)	—	—
Balance at end of period	$—	$1,998,415	$11,142,273	$—

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

Note 5 – Convertible Notes Payable

During the second quarter of 2011, we received $550,000 pursuant to convertible notes payable (the “Q2 2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $500,000 was received from two stockholders, including a relative of our Chief Financial Officer, and $50,000 was received from our Chief Executive Officer.  The Q2 2011 Convertible Notes have a one-year term, an annual interest rate of approximately 0.5%, and, following a qualified financing transaction involving common stock or common stock equivalents in which we receive gross proceeds in excess of $500,000 (“Future Financing”), will be convertible into our common stock at 50% of the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the financing transaction.

In addition, following the Future Financing, holders of the Q2 2011 Convertible Notes shall be entitled to receive a number of warrants to purchase our common stock equal to the number of shares they may receive as a result of the conversion described above. The warrants will be exercisable for five-years and will have an exercise price equal to the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the Future Financing. There were no offering costs associated with this transaction.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2011

We evaluated the conversion feature embedded in the Q2 2011 Convertible Notes to determine whether such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We determined that since the exercise price of the convertible debt contained a variable conversion feature, such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.

We estimated the fair value of the conversion feature to be $968,970 using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected dividends	0%
Expected volatility	273.24%
Expected term – embedded conversion option	1-year
Risk free interest rate	0.157%

We recorded $550,000 of the value of the conversion feature to a discount and $418,970 as a derivative expense during the second quarter of 2011, recorded a corresponding derivative liability of $968,970. The discount amount is being amortized to interest expense over the contracted term of the Q2 2011 Convertible Notes.  During the three and six months ended June 30, 2011, we amortized $75,000 to interest expense pertaining to the discount.

At June 30, 2011, we determined that the fair value of the derivative liability pertaining to the Q2 2011 Convertible Notes was $931,598 based on the following variables:

Expected dividends	0%
Expected volatility	279.43%
Expected term	1-year
Risk free interest rate	0.185%

We recorded a gain of $37,372 during the three and six months ended June 30, 2011 representing the net change in the fair value of the derivative liability pertaining to the Q2 2011 Convertible Notes.

Note 6 – Stockholders’ Deficit

On June 1, 2011 we increased our authorized capital to 650,000,000 shares of common stock.

Convertible Series A Preferred Stock

Our Convertible Series A Preferred Stock (“Series A PS”) had no voting rights, no liquidation preference, and was not entitled to receive dividends. Each share of the Series A PS was convertible into one share of our common stock at the election of the holder. We have determined that no beneficial conversion feature or derivative financial instruments existed in connection with the Series A PS as the conversion rate was fixed at an amount equal to the market price of our common stock.

On March 9, 2011, 400,000 shares of our Series A PS were converted into 400,000 shares of our common stock.  As a result, there are no Series A PS outstanding at June 30, 2011.

Convertible Redeemable Series B Preferred Stock

On August 2, 2010, our Board authorized the sale of up to $4,000,000 of Units in a private placement (the “August 2010 PP”), whereby each Unit consisted of 100,000 shares of Convertible Series B Preferred Stock (“2010 Series B PS”) and 2.5 million warrants to purchase our common stock. In connection with the August 2010 PP, in February 2011, we sold 0.65 Units (including 0.40 Units to the Chairman of our Board of Directors), or 65,000 shares of 2010 Series B PS and 1,625,000 warrants to purchase our common stock for gross proceeds of $65,000. There were no offering costs associated with this transaction.

The 2010 Series B PS have:

(a)	Seniority to all classes of common and preferred stock existing or issued in the future;

(b)
Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2010 Series B PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2011

(c)
A stated liquidation value of $1 per share, and a liquidation preference of the greater of $1 per share, or the amount that would be due if all 2010 Series B PS shares had been converted to common stock immediately prior to the liquidation event;

(d)	No stated dividends;

(e)
An option by the holder to convert each share into common shares at a price conversion ratio of $0.02 per share, effective upon the increase of our authorized capital to 650,000,000 shares of common stock;

(f)
Conversion price protection whereby if, in the twelve months following the date of the filing of the amended certificate of designation with the State of Delaware (August 16, 2010), we sell any stock for a price less than $0.02 per share, then the conversion price will be adjusted to reflect the lowest price for which the shares were sold;

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

During the second quarter of 2011, 205,000 shares of 2010 Series B PS were converted into 10,250,000 shares of our common stock.

At June 30, 2011, we determined that the fair value of the derivative liability pertaining to the ratchet provision of the 2010 Series B PS was $1,066,817 based on the following variables:

Expected dividends	0%
Expected volatility	50.85%
Expected term	0.13 years
Risk free interest rate	0.015%

We recorded a gain of $541,696 and $657,713 during the three and six months ended June 30, 2011, respectively, representing the net change in the fair value of the derivative liability pertaining to the ratchet provision of the 2010 Series B PS.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2011
Convertible Series C Preferred Stock

On March 25, 2011, our Board authorized the sale of up to 1,000,000 shares of Convertible Series C Preferred Stock (“2011 Series C PS”), with a par value of $0.0001 per share.  The 2011 Series C PS have:

(a)	Seniority to all classes of common stock and all preferred stock issued in the future with a liquidation preference senior to the common stock;

(b)
Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2011 Series C PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

(c)
A liquidation preference of the greater of the original issue price, or the amount that would be due if all 2011 Series C PS shares had been converted to common stock immediately prior to the liquidation event;

(d)	No stated dividends;

(e)
Automatic conversion (subject to blocking provisions for certain significant shareholders) into common shares at a rate of 100 shares of common for every share of 2011 Series C PS upon the increase of our authorized capital to 650,000,000 shares of common stock;

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

During the second quarter of 2011, 559,528 shares of 2011 Series C PS were converted into 55,952,762 shares of our common stock.

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

Certain investors in the August 2010 PP, that had also invested in the March 2010 PP, received a number of shares of common stock such that, including the shares purchased in the March 2010 PP and the shares purchased in the August 2010 PP, the average price paid per share was $0.06.  As a result of this provision, we issued an additional 500,000 shares of our common stock in April 2011.

During the second quarter of 2011, 205,000 shares of 2010 Series B PS were converted into 10,250,000 shares of our common stock and 559,528 shares of 2011 Series C PS were converted into 55,952,762 shares of our common stock.

 Shares Granted to Directors, Consultants and Employees

We did not issue any stock grants during the six months ended June 30, 2011.

We recorded non-cash compensation expense of $71,853 and $83,728 for the three months ended June 30, 2011 and 2010, respectively, and $144,956 and $278,898 for the six months ended June 30, 2011 and 2010, respectively, pertaining to stock grants.

Warrants

During the first quarter of 2011, 72,093,750 warrants were exercised for gross proceeds of $1,081,412.  The warrant holders received shares of our 2011 Series C PS, which, subject to blocking provisions for certain significant shareholders, are convertible into our common stock upon the increase of our authorized number of shares to 650 million shares. There were no significant offering costs associated with this transaction.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2011

We recorded non-cash compensation expense of $166,275 for the three and six months ended June 30, 2010 pertaining to prior warrant issuances.  There was no expense pertaining to warrants recorded during the six months ended June 30, 2011.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance - December 31, 2010	92,268,753	$0.110	0.9
Granted	1,625,000	0.015
Exercised	(72,093,750)	0.015
Balance - June 30, 2011	21,800,003	$0.351	-

Exercisable - June 30, 2011	18,675,003	$0.371	1.0

Stock Option Grants

During the second quarter of 2011, we granted 12,392,477 stock options to employees for future services. These options had a fair value of $256,046 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	3.26%
Expected dividend yield	0%
Expected volatility	272.67%
Expected life	10 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.021 per share over a ten-year term and have vesting periods of up to 4-years. We recorded $512,263 and $327,111 for the three months ended June 30, 2011 and 2010, respectively, and $1,067,000 and $738,162 for the six months ended June 30, 2011 and 2010, respectively, as non-cash compensation expense pertaining to stock option grants.

The following table summarizes our stock option activity for the period from December 31, 2010 through June 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2010	81,316,214	$0.440	4.6	$-
Granted	12,392,477	0.021
Forfeited or Canceled	(1,645,945)	0.137
Outstanding - June 30, 2011	92,062,746	$0.598	4.8	$-

Exercisable - June 30, 2011	30,244,957	$0.054	4.3	$-

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2011

Note 7 – Subsequent Events

Strategy

In July 2011 we adapted our approach to the electronics recycling market by focusing our efforts on customer acquisition through marketing and on matching consumers with the highest cash offers for their small consumer electronics from top-rated buyers.  In addition, we began working with multiple buyers who purchase directly from the consumers. This strategy allows us to focus on our core competency, improve our cash flows, streamline our internal operations, reduce our risks regarding the liquidation and valuation of small consumer electronics, and eliminate our reliance on a single partner: ReCellular. As of the date of this Report, we have increased our partnerships with buyers from one to five.

Letter of Intent with EcoSquid

On July 19, 2011, we entered into a letter of intent and agreed to merge with Fort Knox Recycling, LLC, doing business as EcoSquid, whereby they would become our wholly-owned subsidiary.

Convertible Note Payable

On August 2, 2011, we received $100,000 from an investor pursuant to a convertible note payable with the same terms and conditions as the Q2 2011 Convertible Notes discussed above.  We estimated the fair value of the conversion feature to be $178,375 using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected dividends	0%
Expected volatility	283.74%
Expected term – embedded conversion option	1-year
Risk free interest rate	0.154%

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

Company Overview

Upstream Worldwide, Inc., or Upstream, or the Company, helps consumers monetize household items, such as small consumer electronics and precious metals, they are no longer using.  From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. After dramatic revenue growth during the second half of 2009, in mid-2010 our precious metals business retracted just as quickly. We believe that this decline was a result of increased competition for the aggregation and resale of precious metals; negative representation of the precious metals resale industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns. In addition, in response to deteriorating returns on our advertising campaigns in the United Kingdom and Europe and difficulties managing the business remotely, we stopped advertising in the United Kingdom and European markets during the fourth quarter of 2010.

We began to diversify our business by introducing a service, similar to our precious metals business, for cellular phones. During the fourth quarter of 2010, our cellular phone business began to gain traction: 53% of our revenue in the first quarter of 2011 was from cellular phones. During the first quarter of 2011 however, we began to experience collection problems from ReCellular and had to significantly scale down our expenses, including our advertising and marketing. As a result, total gross revenue (including cellular phones) decreased in the second quarter of 2011, as compared to the first quarter of 2011. The percentage of revenue from cellular phones however, increased to 64% of our total revenue in the second quarter of 2011.

We believe that although the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 demonstrates the viability of our business plan, the significant decline in revenue during 2010 underscores the importance of our recent diversification into cellular phones. In July 2011 we adapted our approach to the electronics recycling market by focusing our efforts on customer acquisition through marketing and on matching consumers with the highest cash offers for small consumer electronics from top-rated buyers. In addition, we began working with multiple buyers who purchase directly from the consumers. This strategy allows us to focus on our core competency, improve our cash flows, streamline our internal operations, reduce our risks regarding the liquidation and valuation of small consumer electronics, and eliminate our reliance on a single partner: ReCellular.

We believe that the market for recycling small consumer electronics, though just emerging, is substantial and that by capitalizing on our experience and expertise, we can attract individuals interested in selling their small consumer electronics through our advertising and marketing campaigns at very cost effective levels. These efficiencies can then be passed on to our buying partners.

Our corporate headquarters are located at 200 East Broward Blvd., Suite 1200 in Ft. Lauderdale, Florida. Our phone number is (954) 915-1550 and our corporate website can be found at www.upstreamworldwide.com.

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

 Results for the Three Months Ended June 30, 2011, Compared to the Three Months Ended June 30, 2010

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Three Months Ended June 30,		Change	Change
	2011	2010	(Dollars)	(Percentage)
Revenue	$1,789,048	$7,756,322	$(5,967,274)	-77%
Cost of Revenue	877,937	2,693,641	(1,815,704)	-67%
Gross Profit	911,111	5,062,681	(4,151,570)	-82%
Sales and Marketing	488,575	3,752,342	(3,263,767)	-87%
General and Administrative	1,435,824	1,633,398	(197,574)	-12%
Operating Loss	(1,013,288)	(323,059)	(690,229)	214%
Other Income	56,573	4,229	52,344	1,238%
Net Loss	$(956,715)	$(318,830)	$(637,885)	200%

Our revenue declined from $17.3 million during the first quarter of 2010 to $7.8 million during the second quarter of 2010, $4.1 million during the third quarter of 2010, and $3.3 million during the fourth quarter of 2010. Revenue during each of these periods was generated predominantly from the sale of precious metals.  We believe that increased competition for the aggregation and resale of precious metals; negative representation of the precious metals resale industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns resulted in the decreasing revenue trend during 2010. As we saw the market for gold and other precious metals changing, we began to diversify our business by introducing a service, similar to our precious metals business, for cellular phones. During the fourth quarter of 2010, our cellular phone business began to gain traction: 53% of our revenue in the first quarter of 2011 was from cellular phones. During the first quarter of 2011 however, we began to experience collection problems from ReCellular and had to significantly scale down our expenses, including our advertising and marketing. As a result, total gross revenue (including cellular phones) decreased in the second quarter of 2011, as compared to the first quarter of 2011. The percentage of revenue from cellular phones however, increased to 64% of our total revenue in the second quarter of 2011.  We expect the percentage of revenue generated from gold to continue to decline as our revenue from cellular phones continues to grow and we expand our offerings into other small consumer electronic items.  The nature of our direct response advertising and marketing campaigns generally yields a strong correlation between our level of spending on sales and marketing and our revenue.  This is evident as the decline in revenue during the second quarter of 2011, as compared with the same period in 2010, is relatively consistent with the decline in our sales and marketing expenses across the same periods.

Cost of revenue decreased during the three months ended June 30, 2011, as compared to the same period in 2010, mainly as a result of a strong correlation to revenue. We generally pay the Sellers a percentage of the market value of the items we purchase from them.  Therefore a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. Also contributing to the decrease, and causing the slower rate of decline as compared with revenue, is the sales mix.  We generally earn a lower gross margin on cellular phones than we do on precious metals.  As a result, our gross profit, on a percentage basis, declined to 51% for the three months ended June 30, 2011, as compared with 65% for the same period in 2010.  Finally, certain components of our cost of revenue, such as rent and salaries are fixed in nature.  These costs, over lower revenue, result in a lower gross profit percentage.

            Our sales and marketing expenditures, primarily comprised of advertising and marketing costs, represent one of our most significant costs, amounting to 27% and 48% of revenue for the three months ended June 30, 2011 and 2010, respectively.  We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness primarily based on projected revenue earned as compared to the cost of the advertisement, referred to as a Media Efficiency Rate, or MER.  There are a variety of factors that impact the MER including:

1.	The number of leads generated from an advertisement,

2.	The rate at which those leads convert into actual packs submitted by members of the public (the “Sellers”), and

3.	The average revenue generated from the packs received.

Each of these factors, and hence our MERs, vary by market and by the particular advertising method utilized within each market.  As our MER from precious metals campaigns declined over the course of 2010 and into the first quarter of 2011, we significantly scaled back our advertising and marketing campaigns and stopped advertising in the United Kingdom and European markets altogether.  This decline was partially offset by the advertising and marketing testing costs, including production costs to design and implement new campaigns, related to our cellular phone offering, conducted during the first quarter of 2011.  As discussed in more detail below however, during the first quarter of 2011we began to experience collection problems from ReCellular and had to significantly scale down our expenses.  Our advertising and marketing expenses declined from approximately $3.8 million in the second quarter of 2010 to approximately $2.1 million in the first quarter of 2011 and then to approximately $0.5 million in the second quarter of 2011.

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses for the three months ended June 30, 2011, as compared to the same period in 2010, decreased as we scaled back our investments in our technology infrastructure, reduced our headcount, and reduced other expenses, such as travel, wherever practical.

Other income during the three months ended June 30, 2011 was attributable predominantly to a gain stemming from the change in value of our derivative liabilities, partially offset by a derivative expense pertaining to our convertible note payable and interest expense arising from the amortization of the discount on our convertible note payable.  Other income during the three months ended June 30, 2010 was a result of a gain on foreign exchange.

Results for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Six Months Ended June 30,		Change	Change
	2011	2010	(Dollars)	(Percentage)
Revenue	$5,510,759	$25,028,455	$(19,517,696)	-78%
Cost of Revenue	2,754,751	8,429,725	(5,674,974)	-67%
Gross Profit	2,756,008	16,598,730	(13,842,722)	-83%
Sales and Marketing	2,606,397	15,075,122	(12,468,725)	-83%
General and Administrative	2,971,372	4,315,793	(1,344,421)	-31%
Operating Loss	(2,821,761)	(2,792,185)	(29,576)	1%
Other Income (Expense)	165,185	(6,568)	171,753	-2,615%
Net Loss	$(2,656,576)	$(2,798,753)	$142,177	-5%

Our revenue declined from $17.3 million during the first quarter of 2010 to $7.8 million during the second quarter of 2010, $4.1 million during the third quarter of 2010, and $3.3 million during the fourth quarter of 2010. Revenue during each of these periods was generated predominantly from the sale of precious metals.  We believe that increased competition for the aggregation and resale of precious metals; negative representation of the precious metals resale industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns resulted in the decreasing revenue trend during 2010. As we saw the market for gold and other precious metals changing, we began to diversify our business by introducing a service, similar to our precious metals business, for cellular phones. During the fourth quarter of 2010, our cellular phone business began to gain traction: 53% of our revenue in the first quarter of 2011 was from cellular phones. During the first quarter of 2011 however, we began to experience collection problems from ReCellular and had to significantly scale down our expenses, including our advertising and marketing. As a result, total gross revenue (including cellular phones) decreased in the second quarter of 2011, as compared to the first quarter of 2011. The percentage of revenue from cellular phones however, increased to 64% of our total revenue in the second quarter of 2011.  We expect the percentage of revenue generated from gold to continue to decline as our revenue from cellular phones continues to grow and we expand our offerings into other small consumer electronic items.  The nature of our direct response advertising and marketing campaigns generally yields a strong correlation between our level of spending on sales and marketing and our revenue.  This is evident as the decline in revenue during the first half of 2011, as compared with the same period in 2010, is relatively consistent with the decline in our sales and marketing expenses across the same periods.

Cost of revenue decreased during the first half of 2011, as compared to the same period in 2010, mainly as a result of a strong correlation to revenue. We generally pay the Sellers a percentage of the market value of the items we purchase from them.  Therefore a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. Also contributing to the decrease, and causing the slower rate of decline as compared with revenue, is the sales mix.  We generally earn a lower gross margin on cellular phones than we do on precious metals.  As a result, our gross profit, on a percentage basis, declined to 50% for the first half of 2011, as compared with 66% for the same period in 2010.  Finally, certain components of our cost of revenue, such as rent and salaries are fixed in nature.  These costs, over lower revenue, result in a lower gross profit percentage.

Our sales and marketing expenditures, primarily comprised of advertising and marketing costs, represent one of our most significant costs, amounting to 47% and 60% of revenue for the first half of 2011 and 2010, respectively.  We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness primarily based on projected revenue earned as compared to the cost of the advertisement, referred to as a Media Efficiency Rate, or MER.  There are a variety of factors that impact the MER including:

1.	The number of leads generated from an advertisement,

2.	The rate at which those leads convert into actual packs submitted by members of the public (the “Sellers”), and

3.	The average revenue generated from the packs received.

Each of these factors, and hence our MERs, vary by market and by the particular advertising method utilized within each market.  As our MER from precious metals campaigns declined over the course of 2010 and into the first quarter of 2011, we significantly scaled back our advertising and marketing campaigns and stopped advertising in the United Kingdom and European markets altogether.  This decline was partially offset by the advertising and marketing testing costs, including production costs to design and implement new campaigns, related to our cellular phone offering, conducted during the first quarter of 2011.  As discussed in more detail below however, during the first quarter of 2011 we began to experience collection problems from ReCellular and had to significantly scale down our expenses.  Our advertising and marketing expenses declined from approximately $15.1 million in the first half of 2010 to approximately $2.6 million in the second half of 2011.

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses for the first half of 2011, as compared to the same period in 2010, decreased as we scaled back our investments in our technology infrastructure, reduced our headcount, and reduced other expenses, such as travel, wherever practical.

Other income during the first half of 2011 was attributable predominantly to a gain stemming from the change in value of our derivative liabilities, partially offset by a derivative expense pertaining to our convertible note payable and interest expense arising from the amortization of the discount on our convertible note payable.  Other expense during the first half of 2010 was a result of a loss on foreign exchange

Liquidity and Capital Resources

We incurred a net loss of $2,656,576 for the six months ended June 30, 2011 (including non-cash charges of $1,211,956 for stock based compensation and $425,277 as a derivative expense pertaining to the issuance of convertible notes payable and Series B Preferred Stock, and a gain of $657,713 pertaining to the change in value of our derivative liabilities).  We used $1,931,433 in cash from operations for the six months ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of $29,728,651, and a working capital deficit of $2,627,839.

During the six months ended June 30, 2011, our investing activities used net cash of $199,901, to acquire intangible assets, mainly related to our website and customer management systems, and our financing activities generated $1,679,736, mainly comprised of $1,081,412 in proceeds from the exercise of stock warrants, $550,000 in proceeds from convertible notes, and $65,000 in proceeds from the sale of our convertible Series B preferred stock.

We utilize direct response advertising and marketing campaigns, including television, print and Internet to solicit visitors to our website where we help consumers monetize household items, such as small consumer electronics and precious metals, they are no longer using.  From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. After dramatic revenue growth during the second half of 2009, in mid-2010 our precious metals business retracted just as quickly.  We began to diversify our business in late 2010 by introducing a service, similar to our precious metals business, for cellular phones.  After several periods of strong response to our advertising and marketing campaigns, in July 2011 we adapted our approach to the electronics recycling market by focusing our efforts on customer acquisition through marketing and on matching consumers with the highest cash offers for small consumer electronics from top-rated buyers. In addition, we began working with multiple buyers who purchase directly from the consumers. This strategy allows us to focus on our core competency, improve our cash flows, streamline our internal operations, reduce our risks regarding the liquidation and valuation of small consumer electronics, and eliminate our reliance on a single partner: ReCellular.

Our advertising and marketing campaigns are our most significant use of cash from operations. Payment policies for these campaigns vary by market and vendor. Terms range from 7-14 day arrear payment terms to prepayments prior to the advertisement running.

As a direct buyer, once the advertisements run, we receive requests for mail order kits from potential Sellers, which they fill with the items they wish to sell and send the kit to one of our processing facilities. Mail order kits are generally received back from the Sellers over a period of up to eight to twelve weeks following the date of the advertisement. As such, we generally realize the cash benefits resulting from our advertisements over a similar time period.

Payments are made to the Sellers for items sold shortly after our appraisal. After payment to the Sellers, and in the case of precious metals, a minimum holding time to allow the Seller to consider our offer, we aggregate the items received at our processing facilities and prepare them for sale to our partners. We sell all of the cellular phones we buy directly to ReCellular. Phones received are logged on a purchase order from ReCellular on a daily basis. Each week, the purchase order is finalized. Payment terms with ReCellular are generally seven days after the closing of the purchase order. As described below however, ReCellular is currently experiencing cash flow challenges and has been unable to maintain those terms.  We sell all of our precious metals to the Refinery. The Refinery advances us 80% of the estimated value of the precious metals received each week. Upon physical receipt of the precious metals, up to three weeks later, the Refinery evaluates them to ascertain the final definitive value. At that point, we settle with the Refinery and they send us the additional amounts due. Since we generally pay for items prior to collecting from our partners, rapid growth can cause strain on our cash flows.

As mentioned above, in July 2011, rather than continuing to buy electronics directly, we adapted our approach to the electronics recycling market by focusing on driving customers to our website and matching them with the highest cash offers for small consumer electronics from top-rated buyers. Although revenue from this service has been minimal to date, invoicing and collection is generally completed within 8 days. We anticipate that as this component of our business grows, our cash flows will be greatly improved.

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

During the second quarter of 2011, we received $550,000 pursuant to convertible notes payable (the “Q2 2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $500,000 was received from two stockholders, including a relative of our Chief Financial Officer, and $50,000 was received from our Chief Executive Officer.  The Q2 2011 Convertible Notes have a one-year term, an annual interest rate of approximately 0.5%, and, following a qualified financing transaction involving common stock or common stock equivalents in which we receive gross proceeds in excess of $500,000 (“Future Financing”), will be convertible into our common stock at 50% of the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the financing transaction.

In addition, following the Future Financing, holders of the Q2 2011 Convertible Notes shall be entitled to receive a number of warrants to purchase our common stock equal to the number of shares they may receive as a result of the conversion described above. The warrants will be exercisable for five-years and will have an exercise price equal to the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the Future Financing. There were no offering costs associated with this transaction.

On August 2, 2011, we received $100,000 from an investor pursuant to a convertible note payable with the same terms and conditions as the Q2 2011 Convertible Notes discussed above.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to June 30, 2011, and we anticipate that we will continue to generate significant losses from operations in the near future.  We believe our current available cash, along with anticipated revenues, may be insufficient to meet our cash needs for the near future or to sustain our operations through at least June 30, 2012. There can be no assurance that additional financing will be available in amounts or terms acceptable to us, if at all.

During the first six months of 2011, and continuing through to the date of filing of this Report, we have experienced cash flow difficulties resulting from ReCellular’s delayed payments on their accounts receivable to us.  ReCellular has agreed to pay us weekly installments of $75,000, beginning immediately following the closing of a refinancing transaction to recapitalize their company, until their balance is paid off in full.  On August 11, 2011, ReCellular closed on such financing transaction and, pursuant to our agreement, has paid us the first $75,000 installment.  As more fully described above, in July 2011 we adapted our approach to the electronics recycling market by focusing our efforts on customer acquisition through marketing and on matching consumers with the highest cash offers for their small consumer electronics from top-rated buyers.  In addition, we began working with multiple buyers who purchase directly from the consumers, rather than relying on a single partner: ReCellular.

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

There can be no assurance that we can overcome any of the challenges discussed above regarding competition, negative portrayal of the industry by media and government agencies, improving our MERs, that we will be successful with the introduction of small consumer electronics, driving customers to our website and matching them with the highest cash offers for small consumer electronics from top-rated buyers, or that the execution of the next stages of our business plan will be successful. In addition, there can be no assurance that the plans and actions proposed by management will be successful, that we will continue to generate revenue from advertisements that have already aired, that we will generate profitability and positive cash flows in the future, that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds through the issuance of debt and/or equity securities may not be successful or, in the event additional sources of funds are needed to continue operations, they may not be available on acceptable terms, if at all.

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

Recent Accounting Pronouncements

See Note 3 to our unaudited interim condensed consolidated financial statements included in this report for a discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including statements regarding our liquidity and completing any financing, revenue expectations from our gold and cell phone business, expanded small consumer electronic business, and anticipated cash flow improvement from consumer electronic items.   Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

 Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the effectiveness of our advertising campaigns, ReCellular’s ability to pay us, future economic conditions, the condition of the global credit and capital markets for small companies, and the willingness of people to use us to recycle their cell phones and other consumer electronic items.

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

Name or Class of Investor	Date Sold	No. of Securities	Consideration

Lenders (1)	4/5/2011 and 6/29/2011	$550,000 one-year convertible note bearing approximately 0.5% annual interest rate (2)	Loan from three investors including our Chief Executive Officer

Series C Holders (3)	6/1/2011	55,952,762 shares of common stock	Conversion of 55,952,762 shares of Series C preferred stock

Series B Holders (3)	6/28/2011	17,125,000 shares of common stock	Conversion of 342,500 shares of Series B preferred stock

(1)	Exempt under Section 4(2) of the Act and Regulation 506 thereunder.
(2)
The notes are convertible into common stock at 50% of the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the Future Financing transaction (as defined on page 22 of this report).  In event of a Future Financing transaction, the lenders will also be issued warrants to purchase our common stock equal to the number of shares they receive as a result of the conversion described in the prior sentence.  The warrants will be exercisable for five-years and will have an exercise price equal to the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the Future Financing transaction.

(3)	Exempt under Section 3(a)(9) of the Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Share Exchange Agreement dated May 5, 2009 *	10-Q	8/19/09	2.2
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.I
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Right	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1/A	6/24/10	3.8
3.9	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.10	Certificate of Designation – Series C	10-K	3/31/10	3.10
3.11	Amended and Restated Bylaws	10-Q	5/20/09	3.3
3.12	Certificate of Amendment – Increase in Capital				Filed
10.1	ReCellular Note				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

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

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

UPSTREAM WORLDWIDE, INC

August 15, 2011	/s/ Douglas Feirstein
Douglas Feirstein
Chief Executive Officer (Principal Executive Officer)

August 15, 2011	/s/ Daniel Brauser
Daniel Brauser
Chief Financial Officer (Principal Financial Officer)