Form 10-Q
period 2011-09-30
Upstream Worldwide, Inc.
filed 2011-11-21
CIK 1271075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2011
Common Stock, $0.0001 par value per share	299,894,852 shares

Upstream Worldwide, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
Assets	(Unaudited)
Current Assets:
Cash	$144,897	$686,065
Accounts receivable	56,677	251,999
Accounts receivable - related party	2,861	26,875
Inventory	1,909	135,601
Prepaid expenses and other current assets	83,332	156,300
Prepaid asset - related party	-	187,627
Total Current Assets	289,676	1,444,467

Property and Equipment - net	65,301	77,381

Other Assets:
Intangible assets - net	14,401	100,637
Intangible asset - related party - net	-	141,082
Prepaid asset - related party - net of current portion	-	265,805
Other assets	89,332	89,260
Total Other Assets	103,733	596,784

Total Assets	$458,710	$2,118,632

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$1,125,941	$1,078,329
Accounts payable - related party	-	24,332
Accrued expenses	605,378	382,243
Deferred revenue	999	413,985
Convertible notes payable, net of discount	229,166	-
Derivative liability	1,093,501	1,615,852
Total Current Liabilities	3,054,985	3,514,741

Stockholders' Deficit:
Convertible Series A preferred stock, ($0.0001 par value, 25,000,000 shares authorized, -0- and 400,000 issued and outstanding, respectively)	-	40
Convertible Series B preferred stock, ($0.0001 value per share, 4,000,000 shares authorized, 2,626,250 and 2,943,750 shares issued and outstanding, respectively) Liquidation preference $2,626,250	263	294
Convertible Series C preferred stock, ($0.0001 value per share, 1,000,000 and -0- shares authorized, respectively, 161,410 and -0- shares issued and outstanding, respectively)	16	-
Common stock, ($0.0001 par value, 650,000,000 shares authorized, 288,242,970 and 210,251,816 shares issued and outstanding, respectively)	28,825	21,026
Additional paid in capital	29,544,227	25,869,850
Accumulated deficit	(31,869,201)	(27,007,076)
Accumulated other comprehensive loss	(300,405)	(280,243)
Total Stockholders' Deficit	(2,596,275)	(1,396,109)

Total Liabilities and Stockholders' Deficit	$458,710	$2,118,632

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$248,208	$4,117,668	$5,758,967	$29,146,123
Cost of revenue	291,032	1,626,391	3,045,783	10,056,116
Impairment of prepaid asset - related party	312,712	-	312,712	-
Gross Profit (Loss)	(355,536)	2,491,277	2,400,472	19,090,007
Sales and marketing expenses	93,779	3,454,216	2,700,176	18,529,338
General and administrative expenses	1,163,425	1,273,009	4,134,797	5,588,802
Impairment of property and equipment and prepaid expenses	-	219,324	-	219,324
Impairment of goodwill and intangible assets	448,734	11,142,273	448,734	11,142,273
Loss from Operations	(2,061,474)	(13,597,545)	(4,883,235)	(16,389,730)

Other Income (Expense):
Interest expense, net	(164,764)	-	(230,264)	-
(Loss) gain on foreign exchange	(37)	(6,287)	(1,788)	(12,855)
Derivative expense - embedded conversion feature of convertible Series B preferred stock issuance	-	(512,291)	(6,307)	(512,291)
Derivative expense - convertible notes payable	(78,375)	-	(497,345)	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock issuance	147,629	-	767,970	-
Change in fair value of derivative liability - convertible notes payable	16,472	-	53,844	-
Total Other Income (Expense) - Net	(79,075)	(518,578)	86,110	(525,146)
Net Loss	$(2,140,549)	$(14,116,123)	$(4,797,125)	$(16,914,876)

Basic and Diluted Loss per Common Share:
Net loss	$(2,140,549)	$(14,116,123)	$(4,797,125)	$(16,914,876)
Preferred stock dividends - Series B	-	(2,943,750)	(65,000)	(2,943,750)
Net loss available to common stockholders	(2,140,549)	(17,059,873)	(4,862,125)	(19,858,626)

Net loss per common share - basic and diluted	$(0.01)	$(0.08)	$(0.02)	$(0.10)

Weighted average number of common shares outstanding during the period - basic and diluted	285,336,034	201,883,585	240,090,558	193,640,623

Comprehensive Loss:
Net loss	$(2,140,549)	$(14,116,123)	$(4,797,125)	$(16,914,876)
Foreign currency translation adjustment	5,389	(76,447)	(20,162)	(220,366)
Comprehensive Loss	$(2,135,160)	$(14,192,570)	$(4,817,287)	$(17,135,242)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,797,125)	$(16,914,876)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	98,102	73,443
Stock based compensation expense	1,705,571	1,687,338
Amortization of prepaid asset - related party	140,720	140,720
Amortization of debt discount into interest expense	229,166	-
Impairment of prepaid asset - related party	312,712	-
Impairment of property and equipment and prepaid expenses	-	219,324
Impairment of goodwill and intangible assets	448,734	11,142,273
Loss on settlement of accounts payable	-	8,405
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	6,307	512,291
Derivative expense pertaining to convertible note payable	497,345	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock issuance	(767,970)	-
Change in fair value of derivative liability - convertible notes payable	(53,844)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	195,427	-
Accounts receivable - related party	24,014	877,685
Inventory	135,613	633,043
Prepaid and other current assets	72,939	476,256
Increase (decrease) in:
Accounts payable	(7,208)	342,975
Accounts payable - related party	(24,332)	(209,875)
Accrued expenses	157,027	109,286
Deferred Revenues	(420,186)	(783,015)
Net Cash Used In Operating Activities	(2,046,988)	(1,684,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	(251,631)	-
Cash paid to purchase property and equipment	-	(191,919)
Net Cash Used In Investing Activities	(251,631)	(191,919)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Convertible Notes	650,000	-
Proceeds from sale of convertible Series B preferred stock	65,000	2,943,750
Cash paid for direct offering costs	-	(17,216)
Proceeds from sale of common stock	-	1,151,667
Cash paid for direct offering costs	(22,379)	(51,579)
Proceeds from exercise of warrants	1,081,412	-
Net Cash Provided By Financing Activities	1,774,033	4,026,622

Net Increase (Decrease) in Cash	(524,586)	2,149,976

Effect of Exchange Rates on Cash	(16,582)	(181,991)

Cash - Beginning of Period	686,065	297,426

Cash - End of Period	$144,897	$2,265,411

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability arising from convertible Series B preferred stock	$65,000	$2,943,750
Conversion of Series A preferred stock into common stock	$40	$300
Sale of stock for subscriptions receivable	$-	$1,001,667
Accrual of covenant not to compete	$-	$50,000
Shares issued in connection with payment of accounts payable in common stock	$-	$311,643
Shares vested to foreign subsidiary managers	$-	$25
Shares issued in connection with convertible Series B preferred stock	$-	$1,378
Settlement of accounts payable with common stock	$-	$317,784

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2011

Note 1 – Organization and Business

Upstream Worldwide, Inc. (formerly, Money4Gold Holdings, Inc.), through our wholly-owned subsidiaries (collectively, “Upstream,” “Company,” “we,” “us,” and/or “our”), uses direct response advertising and marketing campaigns to attract consumers interested in monetizing household items, such as small consumer electronics and precious metals, that they are no longer using.

From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals.  During mid-2010, we diversified our business by introducing a service, similar to our precious metals business, for cellular phones.  In early 2011, we stopped actively advertising for precious metals and in July 2011 we stopped offering to buy cellular phones directly, although we continue to service packs coming in from prior precious metals and cellular phone advertising campaigns.  We still provide the same service of helping customers sell their items and employ the same strategies to acquire customers and attract them to our website, but now we show consumers the highest cash offers from our partners for all of their small consumer electronics, such as smart phones, digital cameras, MP3 players, handheld game consoles, etc., and not just cellular phones.

We now work with multiple buyers who purchase directly from the consumers. This strategy allows us to focus on our core competency, improve our cash flows, streamline our internal operations, reduce our risks regarding the liquidation and valuation of small consumer electronics, and eliminates our reliance on a single partner.

Note 2 –Going Concern

We incurred a net loss of $4,797,125 for the nine months ended September 30, 2011 (including non-cash charges of $1,705,571 for stock based compensation, $761,446 representing the write-off of intangible assets and prepaid expenses, and $503,652 as derivative expenses pertaining to the issuance of convertible notes payable and Series B Preferred Stock, partially offset by a gain of $821,814 pertaining to the change in value of our derivative liabilities).  We used $2,046,988 in cash from operations for the nine months ended September 30, 2011.  As of September 30, 2011, we had an accumulated deficit of $31,869,201, and a working capital deficit of $2,765,309.

Losses from operations are continuing subsequent to September 30, 2011. We anticipate that we will continue to generate significant losses from operations in the near future. We believe our current available cash, along with anticipated revenues, will be insufficient to meet our cash needs for the near future.  There can be no assurance that additional financing will be available in amounts or terms acceptable to us, if at all.

During the first nine months of 2011, we experienced cash flow difficulties resulting from ReCellular’s (as defined in note 3) delayed payments on their accounts receivable to us.  On August 11, 2011, ReCellular closed on a financing transaction and has paid us periodic installments, pursuant to our agreement with them.   ReCellular’s account with us is now current.

To alleviate our short-term working capital difficulties we borrowed $550,000 from two stockholders, including a relative of our Chief Financial Officer and our Chief Executive Officer, during the second quarter of 2011 and $100,000 from an investor during the third quarter of 2011.  These notes each have a one-year term, an annual interest rate of approximately 0.5%, and will be convertible into common stock at the note holders’ option, following a subsequent financing transaction (see Note 5).  In addition, in October 2011, we borrowed $70,000 from an investor and in November 2011, we received $150,000 from two stockholders, including a relative of our Chief Financial Officer (see Note 5).

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2011

             The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2010 and 2009. The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The interim results for the three or nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any future interim period.

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

Accounts Receivable

Accounts receivable are comprised of obligations from our electronics partners, predominantly ReCellular, Inc. (“ReCellular”) and our precious metals partner, Republic Metals Corporation (the “Refinery”), a related party.  We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. We did not deem it necessary to record an allowance for doubtful accounts at September 30, 2011 or December 31, 2010.

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2011

Due to the decline of our revenues from precious metals and in connection with the adaptations we made to our approach to the electronics recycling market, we reviewed the recoverability of our assets pertaining to those portions of our business as of September 30, 2011.  As a result of this review, we determined that our prepaid refinery costs and certain intangible assets, including our non-compete agreement with the Refinery and software development costs pertaining to our website and back-end systems, had been impaired.  Accordingly, on September 30, 2011 we recorded an impairment charge of $312,712 related to our prepaid refining services and $448,734 related to our intangible assets.

During the fourth quarter of 2010, we changed our business plan in the United Kingdom and European markets, whereby we no longer managed advertising, fulfillment, or grading, logging and storing of gold and other precious metals directly.  Accordingly, on September 30, 2010, we recorded an impairment of $219,324 pertaining to the assets used in these functions as they were not expected to provide future economic benefit.

Goodwill

In response to deteriorating financial performance, on September 30, 2010 we reviewed the carrying value of our goodwill and determined that the value of our goodwill had been impaired. Accordingly, on September 30, 2010 we recorded an impairment charge of $11,142,273, which brought our goodwill value to zero.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals.  During mid-2010, we diversified our business by introducing a service, similar to our precious metals business, for cellular phones.  In early 2011, we stopped actively advertising for precious metals and in July 2011 we stopped offering to buy cellular phones directly, although we continue to service packs coming in from prior precious metals and cellular phone advertising campaigns.  We still provide the same service of helping customers sell their items and employ the same strategies to acquire customers and attract them to our website, but now we show consumers the highest cash offers from our partners for all of their small consumer electronics, such as smart phones, digital cameras, MP3 players, handheld game consoles, etc., and not just cellular phones.

Consumer Electronics Referrals

We attract customers to our website through our direct response advertising and marketing campaigns.  Once on our website, customers enter the specifications of the items they wish to sell and we show them the best offers from amongst our partners.  When a customer clicks on an offer, they are passed through to the specific partner site where they receive a formal offer to purchase their item from the partner.  Upon acceptance of the offer by the customer, the partner completes the remainder of the process directly with the customer.  We earn a fee for providing our partners with customers and recognize revenue upon acceptance of the partner’s offer by the customer.

Cellular Phones

Cellular phones received in response to our advertisements to purchase them directly were appraised upon receipt from the public based on a variety of factors including the condition of the phone and its level of functionality. To maximize efficiencies, phones were received directly by ReCellular, who would use their technical expertise to perform the appraisal on our behalf.  The appraised value was used to determine the price at which we sold the phone to ReCellular.  On a daily basis, all of the cellular phones received and appraised were sold to ReCellular.  As a result, revenue was recognized the same day the phones were received from the public.

Phones were not returned to the public once they had been received.  In addition, no returns were accepted from ReCellular and upon delivery of the phones to ReCellular, we had no further obligations.

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
September 30, 2011

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

Cost of Revenue

Our cost of revenue includes our costs directly associated with the generation of revenue including the cost of acquiring referral customers for our partners, the cost of acquiring cellular phones and precious metals, as well as other direct costs and expenses required to ship, secure, grade, log and process the items internally.  In addition, fees and other costs incurred in connection with processing at the Refinery are charged to cost of revenue.

We recorded $46,907 and $ 140,720 for each of the three and nine month periods ended September 30, 2011 and 2010, respectively, as cost of revenue pertaining to prepaid refining services and $14,593 and $43,779 for each of the three and nine month periods ended September 30, 2011 and 2010, respectively, as amortization expense pertaining to a non-compete agreement, both of which pertain to our service agreement with the Refinery.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $21,821 and $2,284,802 for the three months ended September 30, 2011 and 2010, respectively and $1,728,407 and $13,695,130 for the nine months ended September 30, 2011 and 2010, respectively.

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
September 30, 2011

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

The computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2011 and 2010, respectively, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Three and Nine Months Ended September 30, 2011	For the Three and Nine Months Ended September 30, 2010
Convertible Notes Payable (See Note 5)	117,117,117	—
Convertible Series A Preferred Stock	—	400,000
Convertible Series B Preferred Stock	131,312,500	147,187,500
Convertible Series C Preferred Stock	16,140,988	—
Stock Warrants	13,800,003	92,268,753
Stock Options	291,634,621	74,081,233
	570,005,229	313,937,486

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

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2011

Customer and Vendor Concentrations

During the three months ended September 30, 2011, the Refinery accounted for approximately 65% of our revenue and one of our other partners accounted for approximately 12% of our revenue.  During the nine months ended September 30, 2011, ReCellular accounted for approximately 55% of our revenue and the Refinery accounted for approximately 43% of our revenue.

At September 30, 2011 and December 31, 2010, the amount due from ReCellular comprised approximately 92% and 90% of our accounts receivable, respectively, and the amount due from the Refinery comprised approximately 4% and 10% of our accounts receivable, respectively.

During the nine months ended September 30, 2011, one vendor accounted for approximately 25% of our total purchases and during the nine months ended September 30, 2010, two vendors accounted for approximately 13% and 10% of our total purchases.

At September 30, 2011, one vendor accounted for approximately 19% of our accounts payable, and at December 31, 2010, two vendors accounted for approximately 16% and 12% of our accounts payable.

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

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At September 30, 2011		At December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$—	$—	$—	$—
Level 2
None	—	—	—	—
Level 3
Derivative liability	—	1,093,501	—	1,615,852
	$—	$1,093,501	$—	$1,615,852

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2011

The following table reflects the change in fair value of our derivative liabilities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Assets	Liabilities	Assets		Liabilities

Balance at beginning of period	$—	$1,615,852		$11,142,273	$—
Derivative liability arising from sale of Series B preferred stock	—	71,306		—	—
Derivative liability arising from issuance of convertible notes payable	—	1,147,345		—	—
Expiration of beneficial conversion feature of Series B preferred stock		(919,188)
Change in value of derivative liability – Series B preferred stock		(767,970)
Change in value of derivative liability – convertible notes		(53,844)
Impairment of goodwill	—	---		(11,142,273)	—
Balance at end of period	$—	$1,093,501	$	---	$—

 We have determined the estimated fair value amounts using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of the respective balance sheet dates and have determined that, as of such dates, the carrying value of all financial instruments approximates fair value.

Note 5 – Convertible Notes Payable

During the second quarter of 2011, we received $550,000 pursuant to convertible notes payable (the “Q2 2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $500,000 was received from two stockholders, including a relative of our Chief Financial Officer, and $50,000 was received from our Chief Executive Officer.

During the third quarter of 2011, we received $100,000 pursuant to convertible notes payable (the “Q3 2011 Convertible Notes”) which we used for working capital purposes.

The Q2 2011 Convertible Notes and the Q3 2011 Convertible Notes each have a one-year term, an annual interest rate of approximately 0.5%, and, following a qualified financing transaction involving common stock or common stock equivalents in which we receive gross proceeds in excess of $500,000 (“Future Financing”), will be convertible into our common stock at 50% of the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the financing transaction.

In addition, following the Future Financing, holders of the Q2 2011 Convertible Notes and the Q3 2011 Convertible Notes shall be entitled to receive a number of warrants to purchase our common stock equal to the number of shares they may receive as a result of the conversion described above. The warrants will be exercisable for five-years and will have an exercise price equal to the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the Future Financing. There were no offering costs associated with this transaction.

            We evaluated the conversion feature embedded in the Q2 2011 Convertible Notes and the Q3 2011 Convertible Notes to determine whether such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We determined that since the exercise price of the convertible debt contained a variable conversion feature, such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2011

We estimated the fair value of the conversion feature of the Q2 2011 Convertible Notes to be $968,970 using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected dividends	0%
Expected volatility	273.24%
Expected term – embedded conversion option	1-year
Risk free interest rate	0.157%

We recorded $550,000 of the value of the conversion feature to a discount and $418,970 as a derivative expense during the second quarter of 2011, recorded a corresponding derivative liability of $968,970. The discount amount is being amortized to interest expense over the contracted term of the Q2 2011 Convertible Notes.  During the three and nine months ended September 30, 2011, we amortized $137,500 and $212,500, respectively, to interest expense pertaining to the discount.

We estimated the fair value of the conversion feature of the Q3 2011 Convertible Notes to be $178,375 using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected dividends	0%
Expected volatility	283.74%
Expected term – embedded conversion option	1-year
Risk free interest rate	0.154%

We recorded $100,000 of the value of the conversion feature to a discount and $78,375 as a derivative expense during the third quarter of 2011, recorded a corresponding derivative liability of $178,375. The discount amount is being amortized to interest expense over the contracted term of the Q3 2011 Convertible Notes.  During the three and nine month periods ended September 30, 2011, we amortized $16,667 to interest expense pertaining to the discount.

At September 30, 2011, we determined that the fair value of the derivative liability pertaining to the Q2 2011 Convertible Notes and the Q3 2011 Convertible Notes was $1,093,501 based on the following weighted average variables:

Expected dividends	0%
Expected volatility	300.88%
Expected term	6-months
Risk free interest rate	0.130%

We recorded a gain of $16,472 and $53,844 during the three and nine months ended September 30, 2011, respectively representing the net change in the fair value of the derivative liability pertaining to the Q2 2011 Convertible Notes and Q3 2011 Convertible Notes.

In October 2011, we received $70,000 from an investor pursuant to notes payable which we used for working capital purposes.  The note is due the earlier of six-months from the date of the note, or the closing of a financing transaction in which we raise at least $3 million in gross proceeds.  In lieu of interest, the note-holder was issued 1,000,000 warrants to purchase our common stock.  The warrants are exercisable at $0.014 per share for a period of five years.  The fair value of the warrants was determined to be $10,091 based upon management assumptions using the Black-Scholes pricing model using the following assumptions:

Expected dividends	0%
Expected volatility	301.02%
Expected term	5 years
Risk free interest rate	0.88%

This amount was recorded as a discount to the face value of the note and will be amortized into interest expense over the term of the note.  In addition, we incurred $4,900 in debt issue costs to obtain the note.  Accordingly, we recorded this amount as a debt issue cost, which will be amortized into interest expense over the term of the note.

In November 2011, we received $150,000 from two stockholders, including a relative of our Chief Financial Officer.  Although the terms have not yet been finalized, we anticipate that this will be considered a loan with terms similar to the Q2 2011 Convertible Notes.

Note 6 – Stockholders’ Deficit

On June 1, 2011 we increased our authorized capital to 650,000,000 shares of common stock.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2011

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

On March 9, 2011, 400,000 shares of our Series A PS were converted into 400,000 shares of our common stock.  As a result, there are no Series A PS outstanding at September 30, 2011.

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
September 30, 2011

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

During the second quarter of 2011, 205,000 shares of 2010 Series B PS were converted into 10,250,000 shares of our common stock and during the third quarter of 2011, 177,500 shares of 2010 Series B PS were converted into 8,875,000 shares of our common stock.

On August 16, 2011, the beneficial conversion feature of the 2010 Series B PS expired.  We determined that the fair value of the derivative liability pertaining to the ratchet provision on that date was $919,188 based on the following variables:

Expected dividends	0%
Expected volatility	102.39%
Expected term	0 years
Risk free interest rate	0.010%

We recorded a gain of $147,629 for the period from June 30, 2011 through August 16, 2011 and a gain of $767,970 for the period from December 31, 2010 through August 16, 2011 representing the net change in the fair value of the derivative liability pertaining to the ratchet provision of the 2010 Series B PS. On August 16, 2011 we wrote off the remaining value of $919,188 to additional paid in capital.

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

As discussed above, during February 2011, we sold 0.65 Units, or 65,000 shares of 2010 Series B PS and 1,625,000 warrants to purchase our common stock, including 0.40 Units to the Chairman of our Board of Directors, under the same terms as the August 2010 PP.  In addition, we offered to lower the exercise price of all 75,218,750 common stock purchase warrants purchased under the 2010 Series B PS offering, including the 1,625,000 discussed above, to $0.015 per share from the original $0.06 per share if the shareholders exercised their warrants by mid-February 2011. Based on this offer, 72,093,750 warrants were exercised for gross proceeds of $1,081,412.  The shareholders received 720,938 shares of our Series C Preferred Stock, which were convertible into 72,093,750 shares of our common stock upon the increase of our authorized number of shares to 650 million, subject to a 9.99% blocker which prevents the conversion of the Series C into common stock if such conversion would result in the shareholder beneficially owning over 9.99% of our outstanding common stock. There were no significant offering costs associated with this transaction.

During the second quarter of 2011, 559,528 shares of 2011 Series C PS were converted into 55,952,762 shares of our common stock.

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2011

Common Stock

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

During the second quarter of 2011, 205,000 shares of 2010 Series B PS were converted into 10,250,000 shares of our common stock and during the third quarter of 2011, 177,500 shares of 2010 Series B PS were converted into 8,875,000 shares of our common stock. During the second quarter of 2011, 559,528 shares of 2011 Series C PS were converted into 55,952,762 shares of our common stock.

 Shares Granted to Directors, Consultants and Employees

We did not issue any stock grants during the nine months ended September 30, 2011.

We recorded non-cash compensation expense of $12,478 and $83,728 for the three months ended September 30, 2011 and 2010, respectively, and $157,434 and $360,753 for the nine months ended September 30, 2011 and 2010, respectively, pertaining to stock grants.

Warrants

During the first quarter of 2011, 72,093,750 warrants were exercised for gross proceeds of $1,081,412.  The warrant holders received shares of our 2011 Series C PS, which, subject to blocking provisions for certain significant shareholders, were convertible into our common stock upon the increase of our authorized number of shares to 650 million shares. There were no significant offering costs associated with this transaction.

During September 2011, 8,000,000 warrants with a weighted average exercise price of $0.44 expired.

            We recorded non-cash compensation expense of $166,275 for the nine month period ended September 30, 2010 pertaining to prior warrant issuances.  There was no expense pertaining to warrants recorded during the nine months ended September 30, 2011.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance - December 31, 2010	92,268,753	$0.110	2.3
Granted	1,625,000	0.015
Exercised	(72,093,750)	0.015
Cancelled	(8,000,000)	0.444
Balance - September 30, 2011	13,800,003	$0.264	1.1

Exercisable - September 30, 2011	10,675,003	$0.274	1.4

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2011

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

During the third quarter of 2011, we granted 200,000,000 stock options to employees, including 100,000,000 to our Chief Executive Officer and 100,000,000 to our Chief Financial Officer for future services. These options had a fair value of $2,600,000 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	1.992%
Expected dividend yield	0%
Expected volatility	300.67%
Expected life	10 years
Expected forfeitures	0%

The options have an exercise price of $0.013 per share, a ten-year term and vest over a 4-year period.

In addition, we lowered the exercise price on 34,537,252 stock options previously granted to our Chief Executive Officer and 100,000,000 to our Chief Financial Officer. Pursuant to ASC 718 and fair value accounting, we treated this as a modification of an award of equity instruments. These new options will continue to vest according to the terms of the original grants. The fair value of the replacement awards was $977 more than the fair value of the original awards. Accordingly, this amount will be amortized into expense over the remaining vesting periods. We used the Black-Scholes option-pricing model using following weighted average assumptions to calculate the fair value of the replacement awards:

Risk-free interest rate	0.887%
Expected dividend yield	0%
Expected volatility	300.67%
Expected life	3.81 years
Expected forfeitures	0%

We recorded $481,137 and $422,774 for the three months ended September 30, 2011 and 2010, respectively, and $1,548,137 and $1,160,310 for the nine months ended September 30, 2011 and 2010, respectively, as non-cash compensation expense pertaining to stock option grants.

The following table summarizes our stock option activity for the period from December 31, 2010 through September 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2010	81,316,214	$0.440	4.6	$-
Granted	212,392,477	0.013
Forfeited or Canceled	(2,074,070)	0.111
Outstanding - September 30, 2011	291,634,621	$0.019	8.3	$-

Exercisable - September 30, 2011	36,645,885	$0.044	4.1	$-

Upstream Worldwide, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2011

 Note 7 – Subsequent Events

As discussed in Note 5, in October 2011, we borrowed $70,000 from an investor and in November 2011, we received $150,000 from two stockholders, including a relative of our Chief Financial Officer.

In November 2011, we reached an oral agreement with certain principals of Fort Knox Recycling, LLC, doing business as EcoSquid, to acquire them as a wholly owned subsidiary.  EcoSquid has developed certain innovative technology to assist consumers in selling used small consumer electronics.  In order to complete this acquisition, we will need to pay $500,000 in cash.  In order to settle differences with a 50% owner of EcoSquid who will not be part of the Company going forward and pay EcoSquid’s debt, we have been discussing an alternative structure where our new Chairman of the Board and an associate would immediately fund $500,000 which would permit a company in which he is CEO to immediately acquire EcoSquid on an “as is” basis.  This would permit us to go forward and seek to raise $4.5 million in working capital.  The sale of equity, assuming we complete it, will be dilutive to existing shareholders.

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

Company Overview

Upstream Worldwide, Inc., or Upstream, or the Company, helps consumers monetize household items, such as small consumer electronics and precious metals, that they are no longer using.  From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. After dramatic revenue growth during the second half of 2009, in mid-2010 our precious metals business retracted just as quickly. We believe that this decline was a result of increased competition for the aggregation and resale of precious metals; negative representation of the precious metals resale industry by multiple media and certain governmental agencies in several of the markets in which we operate; and aging media campaigns.

During mid-2010, we diversified our business by introducing a service in the United States, similar to our precious metals business, for cellular phones. During the fourth quarter of 2010, our cellular phone business began to gain traction and our revenue from the sale of cellular phones began to make up a substantial percentage of our business.  As a result of this trend, we stopped actively advertising for precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  Simultaneously however, we began to experience collection problems from our cellular phone partner, ReCellular, and had to significantly scale down our expenses, including our advertising and marketing, which resulted in our recent trend of declining revenue.  We saw this as an opportunity however, to adapt our business strategy again and focus more intently on our core strength: customer acquisition.  In July 2011 we stopped offering to buy cellular phones directly, although we continue to service packs coming in from prior precious metals and cellular phone advertising campaigns.  We still provide the same service of helping customers sell their items and employ the same strategies to acquire customers and attract them to our website, but now we work with multiple buyers who purchase directly from the consumers, and we show consumers the highest cash offers from our partners for a wide variety of small consumer electronics, such as smart phones, digital cameras, MP3 players, handheld game consoles, etc., and not just cellular phones. We refer to the people who use our website to assist them with the sale of their items as, “uSellers.”

We believe that the market for recycling small consumer electronics, though just emerging, is substantial and that the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 demonstrates the potential of the opportunity for helping consumers monetize household items that they are no longer using. We also believe that our strategy allows us to focus on our core competency, improve our cash flows, streamline our internal operations, reduce our risks regarding the liquidation and valuation of small consumer electronics, and eliminate our reliance on a single partner.  By capitalizing on our experience and expertise, we can attract individuals interested in selling their small consumer electronics through our advertising and marketing campaigns at very cost effective levels. These efficiencies can then be passed on to our buying partners.

Our corporate headquarters are located at 200 East Broward Blvd., Suite 1200 in Ft. Lauderdale, Florida. Our phone number is (954) 915-1550 and our corporate website can be found at www.upstreamworldwide.com.  Nothing contained on our corporate websites is incorporated herein.

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

Due to the decline of our revenues from precious metals and in connection with the adaptations we made to our approach to the electronics recycling market, we reviewed the recoverability of our assets pertaining to those portions of our business as of September 30, 2011.  As a result of this review, we determined that our prepaid refinery costs and certain intangible assets, including our non-compete agreement with the Refinery and software development costs pertaining to our website and back-end systems, had been impaired.  Accordingly, on September 30, 2011 we recorded an impairment charge of $312,712 related to our prepaid refining services and $448,734 related to our intangible assets.

During the fourth quarter of 2010, we changed our business plan in the United Kingdom and European markets, whereby we no longer managed advertising, fulfillment, or grading, logging and storing of gold and other precious metals directly.  Accordingly, on September 30, 2010, we recorded an impairment of $219,324 pertaining to the assets used in these functions as they were not expected to provide future economic benefit.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals.  During mid-2010, we diversified our business by introducing a service, similar to our precious metals business, for cellular phones.  In early 2011, we stopped actively advertising for precious metals and in July 2011 we stopped offering to buy cellular phones directly, although we continue to service packs coming in from prior precious metals and cellular phone advertising campaigns.  We still provide the same service of helping customers sell their items and employ the same strategies to acquire customers and attract them to our website, but now we show consumers the highest cash offers from our partners for all of their small consumer electronics, such as smart phones, digital cameras, MP3 players, handheld game consoles, etc., and not just cellular phones.

Consumer Electronics Referrals

We attract customers to our website through our direct response advertising and marketing campaigns.  Once on our website, customers enter the specifications of the items they wish to sell and we show them the best offers from amongst our partners.  When a customer clicks on an offer, they are passed through to the specific partner site where they receive a formal offer to purchase their item from the partner.  Upon acceptance of the offer by the customer, the partner completes the remainder of the process directly with the customer.  We earn a fee for providing our partners with customers and recognize revenue upon acceptance of the partner’s offer by the customer.

Cellular Phones

Cellular phones received in response to our advertisements to purchase them directly were appraised upon receipt from the public based on a variety of factors including the condition of the phone and its level of functionality. To maximize efficiencies, phones were received directly by ReCellular, who would use their technical expertise to perform the appraisal on our behalf.  The appraised value was used to determine the price at which we sold the phone to ReCellular.  On a daily basis, all of the cellular phones received and appraised were sold to ReCellular.  As a result, revenue was recognized the same day the phones were received from the public.

Phones were not returned to the public once they had been received.  In addition, no returns were accepted from ReCellular and upon delivery of the phones to ReCellular, we had no further obligations.

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

During mid-2010, we diversified our business by introducing a service in the United States, similar to our precious metals business, for cellular phones. During the fourth quarter of 2010, our cellular phone business began to gain traction and our revenue from the sale of cellular phones began to make up a substantial percentage of our business.  As a result of this trend, we stopped actively advertising for precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  Simultaneously however, we began to experience collection problems from our cellular phone partner, ReCellular, and had to significantly scale down our expenses, including our advertising and marketing, which resulted in our recent trend of declining revenue.  We saw this as an opportunity however, to adapt our business strategy again and focus more intently on our core strength: customer acquisition.  In July 2011 we stopped offering to buy cellular phones directly, although we continue to service packs coming in from prior precious metals and cellular phone advertising campaigns.  We still provide the same service of helping customers sell their items and employ the same strategies to acquire customers and attract them to our website, but now we work with multiple buyers who purchase directly from the consumers, and we show consumers the highest cash offers from our partners for a wide variety of small consumer electronics, such as smart phones, digital cameras, MP3 players, handheld game consoles, etc., and not just cellular phones. We refer to the people who use our website to assist them with the sale of their items as, “uSellers.”

  Results for the Three Months Ended September 30, 2011, Compared to the Three Months Ended September 30, 2010

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Three Months Ended September 30,		Change	Change
	2011	2010	(Dollars)	(Percentage)
Revenue	$248,208	$4,117,668	$(3,869,460)	-94%
Cost of Revenue	291,032	1,626,391	(1,335,359)	-82%
Impairment of Prepaid Refining Services	312,712	-	312,712	0%
Gross Profit	(355,536)	2,491,277	(2,846,813)	-114%
Sales and Marketing	93,779	3,454,216	(3,360,437)	-97%
General and Administrative	1,163,425	1,273,009	(109,584)	-9%
Impairment of Assets	448,734	11,361,597	(10,912,863)	-96%
Operating Loss	(2,061,474)	(13,597,545)	11,536,071	-85%
Other Expense	(79,075)	(518,578)	439,503	-85%
Net Loss	$(2,140,549)	$(14,116,123)	$11,975,574	-85%

The nature of our direct response advertising and marketing campaigns generally yields a strong correlation between our level of spending on sales and marketing and our revenue across all of our service offerings.  This is evident as the decline in revenue during the third quarter of 2011, as compared with the same period in 2010, is relatively consistent with the decline in our sales and marketing expenses across the same period. As we shifted our focus from precious metals to cellular phones and then to a broad array of small consumer electronics, our revenues have changed accordingly.  During the third quarter of 2011, approximately 65%, 5%, and 28% of our revenue came from precious metals, the sale of cellular phones, and the provision of small consumer electronics customers to our partners, respectively, as compared with 88%, 12%, and 0% during the same period in 2010, respectively.  We expect the percentage of revenue generated from precious metals and the sale of cellular phones to continue to decline as our revenue from providing small consumer electronics customers to our partners continues to grow.

Cost of revenue decreased during the three months ended September 30, 2011, as compared to the same period in 2010, mainly as a result of a strong correlation to revenue. For items purchased directly, we generally pay uSellers a percentage of the market value of the items we purchase from them.  Therefore a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. Also contributing to the decrease, and causing the slower rate of decline as compared with revenue, is the sales mix.  We generally earn a lower gross margin on cellular phones than we do on precious metals.  Additionally, our initial costs to generate revenue by providing uSellers with the highest cash offers from our partners for a wide variety of small consumer electronics, exceeded the revenue generated, resulting in a negative gross margin.  Finally, certain components of our cost of revenue, such as rent and salaries, are fixed in nature and therefore did not decrease with the sharp decline in revenue.  We continue to monitor these fixed costs and reduce or eliminate them where possible.  We expect that as our revenue generated by providing uSellers with the highest cash offers from our partners for a wide variety of small consumer electronics increases, our costs will increase at a slower rate thereby resulting in an increasing gross margin over time.

In connection with the decline of our revenues from precious metals and the adaptations we made to our approach to the electronics recycling market, we reviewed the recoverability of our assets pertaining to those portions of our business as of September 30, 2011 and determined that our prepaid refinery costs and certain intangible assets, including our non-compete agreement with the Refinery and software development costs pertaining to our website and back-end systems, had been impaired.  Accordingly, on September 30, 2011 we recorded an impairment charge of $312,712 related to our prepaid refining services and $448,734 related to our intangible assets.

Our sales and marketing expenditures, primarily comprised of advertising and marketing costs, represent one of our most significant costs, amounting to 38% and 84% of revenue for the three months ended September 30, 2011 and 2010, respectively.  We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness primarily based on projected revenue earned as compared to the cost of the advertisement, referred to as a Media Efficiency Rate, or MER.  There are a variety of factors that impact the MER including:

1.	The number of leads generated from an advertisement,

2.	The rate at which those leads convert into actual packs submitted by members of the public, and

3.	The average revenue generated from the packs received.

Each of these factors, and hence our MERs, vary by market and by the particular advertising method utilized within each market.  As our MER from precious metals campaigns declined over the course of 2010 and into 2011, we stopped actively advertising for precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  This decline was partially offset by the advertising and marketing testing costs, including production costs to design and implement new campaigns, related to our cellular phone offering, conducted during the first quarter of 2011.  However, during the first quarter of 2011we began to experience collection problems from ReCellular and had to significantly scale down our expenses.  During the third quarter of 2011, we began to incur advertising and marketing costs, including production costs to design and implement new campaigns, describing how we show consumers the highest cash offers from our partners for a wide variety of small consumer electronics, although on a significantly smaller scale.  Our advertising and marketing expenses declined from approximately $3.5 million in the third quarter of 2010 to approximately $2.1 million in the first quarter of 2011, $0.5 million in the second quarter of 2011, and $0.1 million in the third quarter of 2011.

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses for the three months ended September 30, 2011, as compared to the same period in 2010, decreased primarily as a result of scaling back our investments in our technology infrastructure.

  As discussed above, on September 30, 2011 we recorded an impairment charge of $448,734 related to our intangible assets.  At September 30, 2010 we recorded a goodwill impairment charge of $11,142,273 and an impairment charge of $219,324 pertaining to our operations in the United Kingdom and Europe.

Other expense during the three months ended September 30, 2011 was attributable predominantly to derivative expenses in connection with the issuance of our convertible notes and interest expense as a result of amortization of discounts on those notes.  These expenses were partially offset by gains on the change in market value of our derivative liabilities. Other expense during the three months ended September 30, 2010 was attributable primarily to a derivative expense pertaining to the conversion feature of our convertible Series B Preferred Stock of $512,291.

Results for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Nine Months Ended September 30,		Change	Change
	2011	2010	(Dollars)	(Percentage)
Revenue	$5,758,967	$29,146,123	$(23,387,156)	-80%
Cost of Revenue	3,045,783	10,056,116	(7,010,333)	-70%
Impairment of Prepaid Refining Services	312,712	-	312,712	0%
Gross Profit	2,400,472	19,090,007	(16,689,535)	-87%
Sales and Marketing	2,700,176	18,529,338	(15,829,162)	-85%
General and Administrative	4,134,797	5,588,802	(1,454,005)	-26%
Impairment of Assets	448,734	11,361,597	(10,912,863)	-96%
Operating Loss	(4,883,235)	(16,389,730)	11,506,495	-70%
Other Income (Expense)	86,110	(525,146)	611,256	-116%
Net Loss	$(4,797,125)	$(16,914,876)	$12,117,751	-72%

The nature of our direct response advertising and marketing campaigns generally yields a strong correlation between our level of spending on sales and marketing and our revenue across all of our service offerings.  This is evident as the decline in revenue during the third quarter of 2011, as compared with the same period in 2010, is relatively consistent with the decline in our sales and marketing expenses across the same period. As we shifted our focus from precious metals to cellular phones and then to a broad array of small consumer electronics, our revenues have changed accordingly.  During the nine months ended September 30, 2011, approximately 44%, 55%, and 1% of our revenue came from precious metals, the sale of cellular phones, and the provision of small consumer electronics customers to our partners, respectively, whereas approximately 96% of our revenue during the same period in 2010 came from precious metals.  We expect the percentage of revenue generated from precious metals and the sale of cellular phones to continue to decline as our revenue from providing small consumer electronics customers to our partners continues to grow.

Cost of revenue decreased during the nine months ended September 30, 2011, as compared to the same period in 2010, mainly as a result of a strong correlation to revenue. For items purchased directly, we generally pay uSellers a percentage of the market value of the items we purchase from them.  Therefore a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. Also contributing to the decrease, and causing the slower rate of decline as compared with revenue, is the sales mix.  We generally earn a lower gross margin on cellular phones than we do on precious metals.  Additionally, our initial costs to generate revenue by providing uSellers with the highest cash offers from our partners for a wide variety of small consumer electronics, exceeded the revenue generated, resulting in a negative gross margin.  Finally, certain components of our cost of revenue, such as rent and salaries, are fixed in nature and therefore did not decrease with the sharp decline in revenue.  We continue to monitor these fixed costs and reduce or eliminate them where possible.  We expect that as our revenue generated by providing uSellers with the highest cash offers from our partners for a wide variety of small consumer electronics increases, our costs will increase at a slower rate thereby resulting in an increasing gross margin over time.

In connection with the decline of our revenues from precious metals and the adaptations we made to our approach to the electronics recycling market, we reviewed the recoverability of our assets pertaining to those portions of our business as of September 30, 2011 and determined that our prepaid refinery costs and certain intangible assets, including our non-compete agreement with the Refinery and software development costs pertaining to our website and back-end systems, had been impaired.  Accordingly, on September 30, 2011 we recorded an impairment charge of $312,712 related to our prepaid refining services and $448,734 related to our intangible assets.

Our sales and marketing expenditures, primarily comprised of advertising and marketing costs, represent one of our most significant costs, amounting to 47% and 64% of revenue for the nine months ended September 30, 2011 and 2010, respectively.  We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness primarily based on MER.  There are a variety of factors that impact the MER including:

1.	The number of leads generated from an advertisement,

2.	The rate at which those leads convert into actual packs submitted by members of the public, and

3.	The average revenue generated from the packs received.

Each of these factors, and hence our MERs, vary by market and by the particular advertising method utilized within each market.  As our MER from precious metals campaigns declined over the course of 2010 and into 2011, we stopped actively advertising for precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  This decline was partially offset by the advertising and marketing testing costs, including production costs to design and implement new campaigns, related to our cellular phone offering, conducted during the first quarter of 2011.  However, during the first quarter of 2011we began to experience collection problems from ReCellular and had to significantly scale down our expenses.  During the third quarter of 2011, we began to incur advertising and marketing costs, including production costs to design and implement new campaigns, describing how we show consumers the highest cash offers from our partners for a wide variety of small consumer electronics, although on a significantly smaller scale.

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses for the nine months ended September 30, 2011, as compared to the same period in 2010, decreased as we scaled back our investments in our technology infrastructure, reduced our headcount, and reduced other expenses, such as travel, wherever practical.

  As discussed above, on September 30, 2011 we recorded an impairment charge of $448,734 related to our intangible assets.  At September 30, 2010 we recorded a goodwill impairment charge of $11,142,273 and an impairment charge of $219,324 pertaining to our operations in the United Kingdom and Europe.

Other income during the nine months ended September 30, 2011 was a result of derivative expenses in connection with the issuance of our convertible notes and interest expense as a result of amortization of discounts on those notes, offset by gains on the change in market value of our derivative liabilities. Other expense during the nine months ended September 30, 2010 was attributable primarily to a derivative expense pertaining to the conversion feature of our convertible Series B Preferred Stock of $512,291.

Liquidity and Capital Resources

We incurred a net loss of $4,797,125 for the nine months ended September 30, 2011 (including non-cash charges of $1,705,571 for stock based compensation, $761,446 representing the write-off of intangible assets and prepaid expenses, and $503,652 as derivative expenses pertaining to the issuance of convertible notes payable and Series B Preferred Stock, partially offset by a gain of $821,814 pertaining to the change in value of our derivative liabilities).  We used $2,046,988 in cash from operations for the nine months ended September 30, 2011.  As of September 30, 2011, we had an accumulated deficit of $31,869,201, and a working capital deficit of $2,765,309.

During the nine months ended September 30, 2011, our investing activities used net cash of $251,631, to acquire intangible assets, mainly related to our website and customer management systems, and our financing activities generated $1,774,033, mainly comprised of $1,081,412 in proceeds from the exercise of stock warrants, $650,000 in proceeds from convertible notes, and $65,000 in proceeds from the sale of our convertible Series B preferred stock.

We utilize direct response advertising and marketing campaigns, including television, print and Internet to solicit visitors to our website where we help consumers monetize household items, such as small consumer electronics and precious metals, that they are no longer using.  Our advertising and marketing campaigns are our most significant use of cash from operations. Payment policies for these campaigns vary by market and vendor. Terms range from 7-14 day arrear payment terms to prepayments prior to the advertisement running.

We believe that the market for recycling small consumer electronics, though just emerging, is substantial and that the higher level of revenue attained during the third and fourth quarters of 2009 and the first quarter of 2010 demonstrates the potential opportunity for helping consumers monetize household items that they are no longer using. We also believe that our strategy allows us to focus on our core competency, improve our cash flows, streamline our internal operations, reduce our risks regarding the liquidation and valuation of small consumer electronics, and eliminate our reliance on a single partner.  By capitalizing on our experience and expertise, we can attract individuals interested in selling their small consumer electronics through our advertising and marketing campaigns at very cost effective levels. These efficiencies can then be passed on to our buying partners.

During the first nine months of 2011, we experienced cash flow difficulties resulting from ReCellular’s delayed payments on their accounts receivable to us.  On August 11, 2011, ReCellular closed on a financing transaction and has paid us periodic installments, pursuant to our agreement with them.   ReCellular’s account with us is now current.

During February 2011, we sold 65,000 shares of our Series B and 1,625,000 warrants to purchase our common stock for gross proceeds of $65,000. Also during February 2011, certain shareholders exercised a total of 72,093,750 warrants for gross proceeds of $1,081,412. The shareholders received shares of our Series C Preferred Stock, which were convertible into our common stock upon the increase of our authorized number of shares of common stock to 650 million, subject to a 9.99% blocker which prevents the conversion of the Series C into common stock if such conversion would result in the shareholder beneficially owning over 9.99% of our outstanding common stock.

During the second quarter of 2011, we received $550,000 pursuant to convertible notes payable (the “Q2 2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $500,000 was received from two stockholders, including a relative of our Chief Financial Officer, and $50,000 was received from our Chief Executive Officer.

During the third quarter of 2011, we received $100,000 pursuant to convertible notes payable (the “Q3 2011 Convertible Notes”) which we used for working capital purposes.

The Q2 2011 Convertible Notes and the Q3 2011 Convertible Notes each have a one-year term, an annual interest rate of approximately 0.5%, and, following a qualified financing transaction involving common stock or common stock equivalents in which we receive gross proceeds in excess of $500,000 (“Future Financing”), will be convertible into our common stock at 50% of the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the financing transaction.

In addition, following the Future Financing, holders of the Q2 2011 Convertible Notes and the Q3 2011 Convertible Notes shall be entitled to receive a number of warrants to purchase our common stock equal to the number of shares they may receive as a result of the conversion described above. The warrants will be exercisable for five-years and will have an exercise price equal to the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the Future Financing. There were no offering costs associated with this transaction.

In October 2011, we received $70,000 from an investor pursuant to notes payable which we used for working capital purposes.  The note is due the earlier of six-months from the date of the note, or the closing of a financing transaction in which we raise at least $3 million in gross proceeds.  In lieu of interest, the note-holder was issued 1,000,000 warrants to purchase our common stock.  The warrants are exercisable at $0.014 per share for a period of five years.

In November 2011, we received $150,000 from two stockholders, including a relative of our Chief Financial Officer.  Although the terms have not yet been finalized, we anticipate that this will be considered a loan with terms similar to the Q2 2011 Convertible Notes.

We have negative working capital ($2,765,309 at September 30, 2011) which prevents us from marketing our services, which in turn results in reduced revenue.  We have struggled to remain operational in part helped by our senior management in either receiving options in lieu of salary or in some instances by deferring receipt.  Pending closing of a $5 million financing, which aborted earlier this month, we relied on interim loans as described above.  Further, we expect that we may raise up to $5 million as described below.

On November 18, 2011 we appointed Mr. Michael Brauser to our Board of Directors and he became Chairman of the Board.  He agreed to make a further investment and assist in raising up to $5 million as described below.  Mr. Brauser is the father of our Chief Financial Officer.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to September 30, 2011. We anticipate that we will continue to generate significant losses from operations in the near future. We believe our current available cash, along with anticipated revenues, will be insufficient to meet our cash needs for the near future.  There can be no assurance that additional financing will be available in amounts or terms acceptable to us, if at all.

In November 2011, we reached an oral agreement with certain principals of Fort Knox Recycling, LLC, doing business as EcoSquid, to acquire them as a wholly owned subsidiary.  EcoSquid has developed certain innovative technology to assist consumers in selling used small consumer electronics.  In order to complete this acquisition, we will need to pay $500,000 in cash.  In order to settle differences with a 50% owner of EcoSquid who will not be part of the Company going forward and pay EcoSquid’s debt, we have been discussing an alternative structure where our new Chairman of the Board and an associate would immediately fund $500,000 which would permit a company in which he is CEO to immediately acquire EcoSquid on an “as is” basis.  This would permit us to go forward and seek to raise $4.5 million in working capital.  The sale of equity, assuming we complete it, will be dilutive to existing shareholders.

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

There can be no assurance that we can overcome any of the challenges discussed above regarding competition, improving our MERs, that we will be successful with the introduction of small consumer electronics, driving customers to our website and matching them with the highest cash offers for small consumer electronics from top-rated buyers, or that the execution of the next stages of our business plan will be successful. In addition, there can be no assurance that the plans and actions proposed by management will be successful, that we will continue to generate revenue from advertisements that have already aired, that we will generate profitability and positive cash flows in the future, that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds through the issuance of debt and/or equity securities may not be successful or, in the event additional sources of funds are needed to continue operations, they may not be available on acceptable terms, if at all.

Related Party Transactions

Refinery

On June 1, 2008, we entered into an agreement with the Refinery, whereby we agreed to sell all of our precious metals in the United States exclusively to the Refinery and the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them. The agreement is for an initial term of five years. As consideration for this agreement, the Refinery received 10,000,000 fully vested shares of our common stock valued at $1,230,000. Of this amount, we ascribed $938,135 to prepaid refining services, which was being amortized into cost of revenue on a straight line basis over the term of the agreement, and we ascribed $291,865 to an intangible asset, representing the value of the non-compete agreement, which was being amortized into cost of revenue on a straight line basis over the term of the agreement. Due to the decline of our revenues from precious metals, we reviewed the recoverability of our assets pertaining to our precious metals business as of September 30, 2011. As a result of this review, we determined that our prepaid refinery costs and our non-compete agreement with the Refinery had been impaired. Accordingly, on September 30, 2011 we recorded an impairment charge of $312,712 related to our prepaid refining services and $97,288 related to our non-compete agreement.

In addition, we leased space for our United States processing center on a month-to-month basis from the Refinery, but moved out of the facility in the fourth quarter of 2011. An officer of the Refinery is a member of our Board of Directors.

Recent Accounting Pronouncements

See Note 3 to our unaudited interim condensed consolidated financial statements included in this report for a discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including statements regarding our liquidity, financing transactions, and future revenue and anticipated cash flows expectations.   Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

 Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the contractual issues with the ecoSquid transaction, effectiveness of our advertising campaigns, the condition of the global credit and capital markets for small companies, and the willingness of people to use us to help them monetize and recycle their small consumer electronic items.

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

Name or Class of Investor	Date Sold	No. of Securities	Consideration

Series B Holders (1)	7/18/11 & 18/19/11	9,824,404 shares of common stock	Conversion of Series B

(1)	Exempt under Section 3(a)(9) of the Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Share Exchange Agreement dated May 5, 2009 *	10-Q	8/19/09	2.2
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.I
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Right	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1/A	6/24/10	3.8
3.9	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.10	Certificate of Designation – Series C	10-K	3/31/10	3.10
3.11	Certificate of Amendment – Increase in Capital	10-Q	8/15/11	3.11
3.11	Amended and Restated Bylaws	10-Q	5/20/09	3.3
10.1	Form of Executive Stock Option Agreement***				Filed
10.2	Form of Convertible Note				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

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

*** Management compensatory agreement.

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

UPSTREAM WORLDWIDE, INC

November 21, 2011	/s/ Douglas Feirstein
Douglas Feirstein
Chief Executive Officer (Principal Executive Officer)

November 21, 2011	/s/ Daniel Brauser
Daniel Brauser
Chief Financial Officer (Principal Financial Officer)