Form 10-K
period 2011-12-31
Upstream Worldwide, Inc.
filed 2012-03-30
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Upstream Worldwide, Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-50494	98-0412432
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

413 North Federal Highway

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer  ☐   Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.9 million.

The number of shares outstanding of the registrant’s classes of common stock, as of March 26, 2012 was 303,904,284 shares.

i

PART I

Item 1.	Business.

Overview

Upstream Worldwide, Inc., which we refer to as “Upstream”, or the “Company”, is a technology based company focused on creating an online marketplace where consumers interested in selling small consumer electronics that they are no longer using can:

•	Research the current market value for their items, based on the make, model and condition of each item,
•	Efficiently find and compare offers for those items from top-rated buyers (“buyers” or “partners”),
•	Review satisfaction ratings and customer reviews of each buyer,
•	Determine the offer they wish to accept, and
•	Immediately complete their transaction directly with the buyer of their choice.

We have a low cost, highly scalable and flexible business model that allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors. We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of Internet advertising, to attract consumers to our website. Our services are free for consumers. We partner with reputable electronics buying companies that require a cost efficient customer acquisition model. The economies of scale that we generate allow us to pass savings on to our partners which, in turn, allows them to offer the highest possible prices to consumers. Our business model is similar to successful ecommerce websites, such as KAYAK (www.kayak.com) in the travel industry, Bankrate (www.bankrate.com) in the finance industry, and Insurance.com (www.insurance.com) in the insurance industry. Rather than offer the product or service directly to the consumer, these companies all serve consumers seeking to complete a transaction by providing them with an easy way to (i) find valuable information to help them make an informed decision, and (ii) compare offers from various companies that offer the respective product or service, and (iii) help them easily complete their transaction.

Our corporate headquarters are located at 413 North Federal Highway in Ft. Lauderdale, Florida and our phone number is (954) 915-1550. Our consumer facing website can be found at www.usell.com and our corporate website can be found at www.UpstreamWorldwide.com. The information on our websites are not incorporated in this report.

Company Evolution

We help consumers monetize household items, such as small consumer electronics that they are no longer using.  We started our business in 2008, buying precious metals directly from the public and selling them to a partner company. In mid-2010, we diversified our business by introducing a service similar to our precious metals business, for cellular phones. The response rates to the cellular phone offering far outpaced the responses on our precious metals campaigns. Hence, we began to focus our efforts on the domestic market for cellular phones and small consumer electronics. Through the end of 2010 and into 2011, our revenues began to shift substantially toward cellular phones. We stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011. By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly. In July2011, we began to focus more intently on our core strength of cost-effective customer acquisition, and created an online marketplace where consumers interested in selling small consumer electronics that they are no longer using can educate themselves on current market values and sell their items to top-rated, reputable buyers. This strategy also allows us to quickly expand into new product categories beyond cellular phones, such as smartphones, iPads and other tablets, Kindles and other e-readers, digital cameras, MP3 players, and handheld game consoles.

To date we have established several significant milestones toward our new strategy:

•	We have developed the core technology that enables consumers to fully research the value of the items they wish to sell and select a buyer based on attributes most important to the consumer. We solicit continuous feedback from our consumers and conduct regular, routine testing to ensure we provide the most valuable information to consumers, and in the most readily digestible format.

•	We have established strong relationships with ten partners to date, and are continuously working to bring more partners to the platform. We believe that a higher number of partners makes our online marketplace more efficient, thereby ensuring that consumers receive the best available pricing and service. With each partner, we build a custom integration with their systems to ensure that the information exchanged is timely and accurate.

•	We have launched the initial stages of our advertising and marketing strategy and have seen very positive response. Each campaign is carefully monitored to ensure the highest returns, factoring in revenue and cost, as well as conversion rates at each phase of the process. By optimizing our advertising to focus on the most successful campaigns, we ensure the highest returns on our investments and can consistently deliver the most cost efficient customer lead costs to our partners. These benefits will be amplified even further as we increase the levels of our advertising investments going forward.

Market Opportunity

We believe that the market for recycling small consumer electronics, though just emerging, is substantial and that our historical performance demonstrates the potential of the opportunity for helping consumers monetize items that they are no longer using. The leading product in this category is, by far, the smartphone.

There are 150 million new smartphones sold every year and the number continues to grow. Traditionally, high costs have enabled cellular service providers, such as AT&T, Verizon and Sprint, to effectively control the distribution of smartphones by subsidizing their high initial purchase cost and requiring consumers to sign long-term contracts. This system however has created a bottleneck in the distribution channels as recent developments in operating system performance and available applications (“Apps”) have driven consumer demand to record levels. This trend is evidenced by the recent introduction of advertising campaigns by the phone manufacturers, such as Apple, HTC, and Samsung, aimed directly to consumers. By establishing a direct line of communication with the consumers, device manufacturers can market new products and services directly, as they are developed. This will result in additional pressure on the biggest hurdle the carriers face with the consumers: the long-term contract, as consumers who prefer the latest and greatest technology seek to upgrade their device more frequently.

Most consumers do not know what to do with their old device after they upgrade their phone. Only 10% of the smartphones taken out of service are being sold or traded in by consumers. We believe that this is because consumers (i) do not realize that the devices have value, (ii) do not know that they can sell their devices, and/or (iii) do not know how to go about selling them. This, combined with the rapid pace of technological development, is resulting in an increasing level of supply of relatively new and still functioning, used devices.

There is also considerable demand for relatively new and still functioning used technology devices. As the initial cost of the latest generation devices continues to increase, a market for used smartphones is developing. Similar to the automobile industry, consumers are beginning to look for recent model smartphones that they can buy at prices that are lower than those for the brand new models. The growing demand for smartphones with faster processors and more functionality, the high initial cost of purchasing a new smartphone, and purchasing constraints have all contributed to increased values of used smartphones. For example, according to a consumer survey recently conducted by Consumer Intelligence Research Partners and cited in The Wall Street Journal, since the iPhone 4S launched in October 2011, used models of Apple’s earlier generation devices accounted for 11% of total iPhone activations at U.S. carriers.

There are a number of used consumer electronics buyers that have emerged to serve this opportunity, but none has gained significant traction. These companies tend to be small and undercapitalized, or are currently focusing on refurbishment infrastructure and distribution to wholesale and/or offshore markets. Some of the larger companies have introduced recycling programs, but with little, if any, financial incentive being offered to the consumer, they have not been largely embraced by consumers.

As a result, there is currently a huge opportunity for the introduction of a cost efficient way for buyers of used consumer electronics to find consumers that are interested in selling their devices. We believe that our online marketplace serves that opportunity.

Challenges

There are several challenges that exist today in the market for used consumer electronics, including:

•	Emerging Market: The used consumer electronics market is just emerging and it is not widely known that used consumer electronics have significant value. To date, several consumer electronics and retail companies have introduced recycling programs designed to encourage consumers to “donate” their items to be recycled. These programs are successful for the retailers, but provide no economic value to the consumer.

•	Fragmented Market: There are a number of used consumer electronics buyers that have emerged to serve this opportunity, but none has gained significant traction. These companies have focused mainly on the disposition of products and do not have the capital or marketing expertise to drive acquisition volume efficiently.

•	Lack of Information about Value: After a consumer becomes aware that they can sell their used device, it is still challenging for them to determine the fair market value of the device. Values found on other websites, such as eBay.com or craigslist.com can fluctuate widely depending on the condition of the item, the seller’s ability to resell the item, and/or the rating of the buyer. Researching a single item is generally very time consuming and can yield inconsistent results.

Competition

We face significant competition in our efforts to attract and retain consumers to our website. Consumers often face countless advertisements each day and standing out amongst them is often challenging. Further, we believe that most consumers are not aware that the used electronics that they are no longer using still may possess significant value and are therefore not actively looking for our service. When consumers are searching for ways to dispose of their electronics, we face competition from a variety of other outlets vying for their attention including:

•	Online auctions websites such as eBay.com,
•	Online classifieds such as craigslist.com,
•	Electronics retailer recycling programs such as BestBuy, Inc.
•	Wireless provider trade-in programs,
•	Garage sales, and
•	Pawn shops.

In addition, while we advertise to attract consumers to our website to service our partners, we also directly compete with our partners’ own advertising efforts. Our partners use a variety of advertising and marketing methods to attract consumers to their websites: our service offering to them is but one of those methods.

Our Approach

Marketing and Advertising

We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract visitors to our website. The methods of advertising used and the level of advertising investment vary based on a variety of factors that influence the effectiveness of direct response advertising. The nature of our direct response advertising and marketing campaigns generally yields a strong correlation between our level of spending on sales and marketing and our revenue. Hence, as we increase our advertising and marketing budgets, we anticipate that our revenue will grow accordingly. Our advertising methods include the following:

•	Television advertisements can be targeted toward specific demographics based on the type of show and time of day. Factors such as the time of year and significant local or nationally televised events can influence the effectiveness of campaigns.

•	Internet and affiliate marketing targets various demographics by advertising on publisher websites and on search engines, most commonly with keyword-based text ads, as well as with banners and contextual banners, focused on generating potential customers by driving traffic to our websites. Internet marketing also reaches customers who are using the web on their smart phones.

•	Mobile phone marketing targets mobile phone users, and provides the ability to specifically target owners of smart phones in general and certain specific models.

•	Remarketing efforts focus on users who have visited the uSell site, but did not sell their phone. This incremental online advertising effort maximizes the dollars spent to initially bring the customer to the site by increasing overall conversions.

•	Referral marketing encourages users to refer friends and family to uSell by offering cash incentives, thus allowing uSell to acquire multiple new customers at a low incremental cost.

Process

Consumers responding to our advertising campaigns come to our website where they search our database for the item they wish to sell. They are prompted to answer a number of questions regarding the condition of the item and which associated accessories they have, if any. Upon completion of the appraisal questions, they are presented with a listing of offers to purchase their item from our partners. In addition to the offered purchase price, consumers can review the offer details from each partner, including:

•	Average customer ratings,
•	Whether the partner offers the opportunity to print a prepaid shipping label immediately, or to receive a shipping kit,
•	Average payment time,
•	Payment options offered,
•	Return options, and
•	Data removal.

Upon selection of a partner’s offer, the consumer is re-directed to that partner’s website to complete the checkout process. We are currently developing a checkout process that will enable consumers to complete the entire transaction on our website without being re-directed to our partners’ websites. This will enable consumers to sell multiple devices to multiple buyers simultaneously, thereby ensuring that they receive the highest offer for each individual device.

Strengths

We believe that we have certain key strengths that will enable us to be successful:

•	A Better Way to Sell: We have created a better way for consumers to sell small consumer electronics that people are no longer using. We use proprietary software and algorithms to quickly find, consolidate and present offers from top-rated, reputable buyers. We display the results in an intuitive interface, providing a single place for consumers to educate themselves about market values of their items and then select the party with which they would like to do business based on the factors most important to them.

•	First in Our Industry: We believe that we are the first online marketplace of our kind in the small electronics industry. We have taken the same successful concepts used in other industries, such as travel, insurance, and banking/finance, and applied them to a burgeoning industry.

•	Technology Driven: We believe we have one of the strongest technology teams in the electronics recycling industry. We focus on developing high performance technology to power our website by rapidly searching for items based on variables selected by the consumer and presenting it in a clear and intuitive manner. We strive to innovate quickly and are continuously developing and releasing new functionality on our website to enhance the consumers’ experience. We invest in complex application program interface technology, and coordinate with our partners to update data in real time. These investments strengthen our relationship with our partners and ensure that consumers are receiving timely, reliable information.

•	Scalable and Cost Efficient: We designed our business model and technology platform to be highly scalable and cost efficient. Our software and systems have been designed to handle significant growth in users and queries, without requiring significant re-engineering or major capital expenditures. In addition, we use a combination of proprietary software and public domain technologies that will allow us to leverage our technology investments as our traffic volume continue to grow. We do not incur meaningful costs or overhead associated with fulfillment or customer service, and we maintain relatively low fixed operating costs.

•	Flexible Discretionary Advertising: Our largest expenditures pertain to our advertising and marketing campaigns. Our consumer oriented advertising efforts include television and various forms of Internet advertising, as well as both affiliate and personal referral programs. Each approach is highly flexible and engineered in such a way as to minimize any significant up-front investments. We can dynamically tailor our campaigns to specific audiences and timeframes and adjust our spending levels to maximize our returns on each particular campaign and minimize the cost per visitor to our website. This approach allows us to provide our buying partners with a cost effective method of customer acquisition. The economies of scale that we generate allow us to pass savings on to our partners which, in turn, allows them to offer the highest possible prices to consumers.

•	Strong Management Team: Our management team is comprised of experienced marketing, technology and business entrepreneurs, each with a track record of success. Our varied industry backgrounds are united by the application of technological innovation to new or existing industries. We feel that our collective experience puts us in a unique position to focus on leveraging technology in an innovative way, while minimizing capital expenditures and overhead costs, to create an online marketplace that provides consumers a better way to sell small consumer electronics that they are no longer using.

Growth Strategy

We intend to quickly and efficiently scale our advertising and marketing campaigns to reach the owners of the 150 million smartphones currently going unsold in the marketplace today. We will continue to develop our website to expand the information available to provide consumers the forum to educate themselves regarding market values and buyer ratings and we will continue to seek out reputable consumer electronics buying partners to ensure that the offers we present to consumers are the best available. Once established as the smartphone marketplace, we can expand our marketing efforts to focus on other used electronics items, including tablets, MP3 players, digital cameras, game consoles and more.

Government Regulation

Laws and regulations applying to businesses generally and to businesses operating on the Internet affect us. As the growth in Internet commerce continues, the number of laws and regulations specific to operating on the Internet is increasing and includes areas such as privacy, content, advertising, and information security. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, and personal privacy is uncertain and evolving. Additionally, because of the nature of our former business model, we are subject to the Federal Trade Commission’s unfair trade practice rules and various state laws designed to protect consumers including “little” unfair trade practice laws. See the risk factor on page 17.

Employees

As of March 26, 2012, we had 11 full-time employees and no part-time employees. None of our employees is subject to a collective bargaining agreement.

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

We lease approximately 2,000 square feet on a month-to-month basis for our corporate headquarters located at 413 North Federal Highway, Fort Lauderdale, Florida 33301. In addition, we have minimal locations in New York and North Carolina.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board, which we refer to as the “Bulletin Board”, under the symbol “UPST.” The last reported sale price of our common stock as reported by the Bulletin Board on March 26, 2012 was $0.009 per share.  As of March 26, 2012, there were approximately 235 shareholders of record.  The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Stock Price
		High	Low
		($)	($)
2011	March 31	0.052	0.018
	June 30	0.030	0.011
	September 30	0.023	0.010
	December 31	0.017	0.003

2010	March 31	0.40	0.17
	June 30	0.20	0.07
	September 30	0.08	0.03
	December 31	0.03	0.02

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

Name or Class of Investor	Date Sold	No. of Securities	Consideration

Lender (1)	10/13/11	1,000,000 warrants exercisable at $0.014 per share	In connection with a loan of $70,000

Series B holders (2)	11/1/11 through 12/5/11	15,661,314 shares of common stock	Conversion of Series B preferred stock

Investor relations (1)	12/13/11	1,000,000 shares of common stock	In connection with investor relations agreement

Lenders (1)(3)	8/2/11 through 11/18/11	$250,000 one-year convertible notes bearing approximately 0.5% annual interest rate	In connection with loans totaling $250,000

(1)           Exempt under Section 4(2) of the Act and Regulation 506 thereunder. The securities were issued to accredited individuals who purchased for investment and there was no general solicitation.

(2)           Exempt under Section 3(a)(9) of the Act.

(3)           The notes are convertible at $0.10 per share.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Upstream Worldwide, Inc. is a technology based company focused on creating an online marketplace where consumers interested in selling small consumer electronics that they are no longer using can:

•	Research the current market value for their items, based on the make, model and condition of each item,
•	Efficiently find and compare offers for those items from top-rated buyers,
•	Review satisfaction ratings and customer reviews of each buyer,
•	Determine the offer they wish to accept, and
•	Immediately complete their transaction directly with the buyer of their choice.

We have a low cost, highly scalable and flexible business model that allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors. We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of internet advertising, to attract consumers to our website. Our services are free for consumers. We partner with reputable electronics buying companies that require a cost efficient customer acquisition model. The economies of scale that we generate allow us to pass savings on to our partners which, in turn, allows them to offer the highest possible prices to consumers.

Recent Trends

We help consumers monetize household items, such as small consumer electronics that they are no longer using.  From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. By mid-2010, the market for precious metals had retracted and we diversified our business by introducing a service similar to our precious metals business, for cellular phones. During the fourth quarter of 2010, our cellular phone business began to gain traction and our revenue from the sale of cellular phones began to make up a substantial percentage of our business.  As a result of this trend, we stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly, although we continued to service packs coming in from prior precious metals and cellular phone advertising campaigns.

In July 2011, we began to focus more intently on our core strength of cost-effective customer acquisition, and created an online marketplace where consumers interested in selling small consumer electronics that they are no longer using can educate themselves on current market values and sell their items to top-rated, reputable buyers. This strategy also allows us to quickly expand into new product categories beyond cellular phones, such as smartphones, digital cameras, MP3 players, handheld game consoles, etc.

Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to December 31, 2011 and we anticipate that we will continue to generate losses from operations in the near future. However, we have seen very promising results to our revised approach and the creation of an online marketplace, and have aggressively scaled back our overhead expenses in an effort to streamline the business and conserve cash. As discussed in Liquidity and Capital Resources below, in December 2011 we offered a new Convertible Series A Preferred Stock (“2011 Series A PS”) to investors based on these factors. We collected gross proceeds of $2,045,000 in December 2011 from sales of the 2011 Series A PS and an additional $4,051,000, including the conversion of $800,000 of our Convertible Notes Payable, during the first quarter of 2012.

New Accounting Pronouncements

See Note 2 to the accompanying Consolidated Financial Statements contained herein for a discussion of new accounting pronouncements.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that if incorrect could have a material adverse impact on our results of operations and financial condition. See Note 2 to our Consolidated Financial Statements for further discussion regarding our critical accounting policies and estimates.

Intangible Assets

Our intangible assets pertain to software related to our website and customer management platform and to our non-compete agreements. When circumstances indicate that an impairment of value may have occurred, we test such assets for recoverability. During the year ended December 31, 2011, we recorded an impairment charge of $448,734 pertaining to our long-lived intangible assets.

Goodwill

We test Goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. During the year ended December 31, 2010, we recorded an impairment charge of $11,142,273 pertaining to our goodwill, which brought our goodwill value to zero.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Consumer Electronics Referrals

Consumers responding to our advertising campaigns come to our website where they search our database for the item they wish to sell. They are prompted to answer a number of questions regarding the condition of the item and which associated accessories they have, if any. Upon completion of the appraisal questions, they are presented with a listing of offers to purchase their item from our partners. Upon selection of a partner’s offer, the consumer is re-directed to that partner’s website to complete the checkout process. We earn a fee for providing our partners with customers and recognize revenue upon acceptance of the partner’s offer by the consumer.

Cellular Phones

Cellular phones received in response to our advertisements to purchase them directly were appraised upon receipt from the public based on a variety of factors including the condition of the phone and its level of functionality. To maximize efficiencies, phones were received directly by our electronics partner, ReCellular, Inc. (“ReCellular”), who would perform the appraisal on our behalf.  The appraised value was used to determine the price at which we sold the phone to ReCellular.  On a daily basis, all of the cellular phones received and appraised were sold to ReCellular.  As a result, revenue was recognized the same day the phones were received from the public.

Phones were not returned to the public once they had been received.  In addition, no returns were accepted from ReCellular and upon delivery of the phones to ReCellular, we had no further obligations.

  Precious Metals

We graded the quality of the precious metals purchased from the public and estimated the total quantity received. We then locked in the current spot rate of each metal sufficient to cover the total quantity received in the current batch with the Refinery. After a holding period of at least 10 days the precious metals were delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validated the quality and quantity of the precious metals and would remit payment to us based on the quantity of the pure precious metals at the agreed upon spot rates, as described above. Revenue was recognized upon melting of the precious metals and the validation of the quality and quantity of each precious metal by the Refinery.

No returns were accepted from the Refinery and upon delivery of the precious metals to the Refinery, we had no further obligations.

Deferred Revenue

Upon our estimate of the total quantity of precious metals received and the locking in of the current spot rate for each precious metal, we were able to estimate the total value of the batch received. The Refinery advanced to us, up to 80% of the value of the precious metals we had received, but not yet delivered. This amount was recorded as deferred revenue until the specific batch was melted and processed as described above, at which time, it was recorded as revenue.

Cost of Revenue

Our cost of revenue pertaining to Consumer Electronics Referral revenue, consists primarily of costs to access and maintain our website. These costs of revenue are expensed as incurred. Our cost of revenue pertaining to the sale of cellular phones and precious metals includes our cost of acquiring the cellular phones and precious metals, as well as any other direct costs and expenses required to ship, secure, grade, log and process the items internally. In addition, fees and other costs incurred in connection with processing at the Refinery are charged to cost of revenue.

Share-Based Payment Arrangements

We account for stock options in accordance with Accounting Standards Codification (“ASC”) 718: Compensation – Stock Compensation. ASC 718 requires generally that all equity awards be accounted for at “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest for awards that vest over time, and in the period of grant for awards that vest immediately. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in cost of goods sold or general and administrative expense in the Consolidated Statement of Operations, depending on the nature of the services provided.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

Results of Operations

From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. In mid-2010, we diversified our business by introducing a service similar to our precious metals business, for cellular phones. We stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly, although we continued to service packs coming in from prior precious metals and cellular phone advertising campaigns. In July2011, we created an online marketplace where consumers interested in selling small consumer electronics that they are no longer using can educate themselves on current market values and sell their items to top-rated, reputable buyers. Although we are not paid directly by members of the public that utilize our services to help them sell items they are no longer using, we view them as our customers and refer to them as our “Consumers.”

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	For the Year Ended December 31,		Change	Change
	2011	2010	(Dollars)	(Percentage)
Revenue	$5,876,660	$32,547,898	$(26,671,238)	-82%
Cost of Revenue	2,955,932	11,526,214	(8,570,282)	-74%
Impairment of prepaid expenses - related party	312,712	-	312,712	100%
Gross Profit	2,608,016	21,021,684	(18,413,668)	-88%
Sales and Marketing	3,007,443	20,821,100	(17,813,657)	-86%
General and Administrative	5,201,263	7,004,056	(1,802,793)	-26%
Impairment of property and equipment	57,871	114,018	(56,147)	-49%
Impairment of goodwill and intangible assets	448,734	11,142,273	(10,693,539)	-96%
Operating Loss	(6,107,295)	(18,059,763)	11,952,468	-66%
Interest Expense, net	(421,626)	-	(421,626)	-100%
Other Income	2,150,721	1,268,510	882,211	70%
Net Loss	$(4,378,200)	$(16,791,253)	$12,413,053	-74%

The nature of our direct response advertising and marketing campaigns generally yields a strong correlation between our level of spending on sales and marketing and our revenue across all of our service offerings.  This is evident as the decline in revenue during 2011, as compared with 2010, is relatively consistent with the decline in our sales and marketing expenses across the same period. As we changed our advertising allocations from precious metals to cellular phones and then to a broad array of small consumer electronics, our revenues have changed accordingly.  During 2011, approximately 43%, 53%, and 3% of our revenue came from the sale of precious metals, the sale of cellular phones, and the provision of small consumer electronics customers to our partners, respectively, whereas approximately 97% of our revenue during 2010 came from precious metals.  We expect revenue generated by providing small consumer electronics customers to our partners to comprise the majority of our revenue in 2012.

Cost of revenue decreased during 2011, as compared to 2010, mainly as a result of a strong correlation to revenue. For items purchased directly, we generally paid Consumers a percentage of the market value of the items we purchased from them.  Therefore a portion of our cost of revenue is directly correlated to our revenue, both on a volume and per unit basis. Also contributing to the decrease, and causing the slower rate of decline as compared with revenue, is the sales mix: we generally earned a lower gross margin on cellular phones than we did on precious metals.  Slowing the rate of decline in cost of revenue, as compared with the decline in revenue, is the fact that certain components of our cost of revenue, such as rent and salaries, are fixed in nature and therefore did not decrease with the sharp decline in revenue. We continue to monitor these fixed costs and reduce or eliminate them wherever possible, as they are not required for us to provide an online marketplace for small consumer electronics. Consequently, we anticipate that our gross margin percentage will increase substantially in 2012, as our direct cost of revenue for generating leads for our partners is minimal.

In connection with the decline of our revenues from precious metals and the adaptations we made to our approach to the electronics recycling market, we periodically reviewed the recoverability of our assets pertaining to those portions of our business. During 2010, we recorded an impairment charge of $114,018 pertaining to property and equipment utilized in our foreign precious metals operations and a goodwill impairment charge of $11,142,273. During 2011 we recorded an impairment charge of $57,871 pertaining to property and equipment utilized in our domestic precious metals operations. In addition, during 2011 we determined that our prepaid refinery costs and certain intangible assets, including our non-compete agreement with the Refinery and software development costs pertaining to our website and back-end systems, had been impaired.  Accordingly, in 2011 we recorded an impairment charge of $312,712 related to our prepaid refining services and $448,734 related to our intangible assets.

Our sales and marketing expenditures, primarily comprised of advertising and marketing costs, represent one of our most significant costs, amounting to 51% and 64% of revenue for 2011 and 2010, respectively.  We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness primarily based on the media efficiency rate (“MER”).  There are a variety of factors that impact the MER including:

1.	The number of leads generated from an advertisement,

2.	The rate at which those leads convert into actual orders from Consumers, and

3.	The average revenue per order.

Each of these factors, and hence our MERs, vary by market and by the particular advertising method utilized within each market.  As our MER from precious metals campaigns declined over the course of 2010 and into 2011, we stopped actively advertising for precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  This decline was partially offset by the advertising and marketing testing costs, including production costs to design and implement new campaigns, related to our cellular phone offering, conducted during the first quarter of 2011.  However, during the first quarter of 2011we began to experience collection problems from ReCellular and had to significantly scale down our expenses.  During the second half of 2011, we incurred advertising and marketing costs, including production costs to design and implement new campaigns, describing how we show consumers the highest cash offers from our partners for a wide variety of small consumer electronics, although on a significantly smaller scale. We expect that advertising and marketing will continue to be our most important and significant expense in 2012. Our levels of revenue and profitability are contingent upon achieving successful advertising and marketing campaigns that drive large volumes of Consumers to our online marketplace in a cost efficient manner.

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses for 2011, as compared to 2010, decreased as we scaled back our investments in our technology infrastructure, reduced our headcount, and reduced other expenses, such as travel, wherever practical. We are continuing to diligently seek out ways to reduce our overhead costs to minimal levels.

Interest expense, net during 2011 predominantly relates to the amortization of discounts on our Convertible Notes Payable. As discussed in greater detail below, during January 2012, these notes were all converted into 2011 Series A PS.

Other income was primarily due to gains recognized on the changes in the fair values of our derivative liabilities. During 2011, we recorded gains on the changes in the fair values of our derivative liabilities relating to both our Convertible Notes Payable and the embedded conversion feature of our Series B Preferred Stock. During 2010, we recorded a gain pertaining only to the derivative liability relating to the embedded conversion of our Series B Preferred Stock. In both years, these gains were partially offset by derivative expenses and losses on foreign currency exchange. During 2011, we incurred derivative expenses relating to the issuance of both our Convertible Notes Payable, and the embedded conversion feature of our Series B Preferred Stock. During 2010, we incurred derivative expenses relating only to the embedded conversion of our Series B Preferred Stock.

Liquidity and Capital Resources

We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract Consumers to our website where we help them monetize household items, such as small consumer electronics that they are no longer using. These advertising and marketing campaigns are our most significant use of cash from operations. Payment policies for these campaigns vary by advertising medium and by vendor. Payment terms vary as well, but in general payment for our advertisements is due within 2-weeks or less of when the advertisement airs.

From the inception of our business in 2008 through 2011, substantially all of our revenue came from the procurement, aggregation and resale of precious metals and consumer electronics. Our payments to Consumers were generally made within one week of our receipt of the items and our receipt of payment from our partners was typically received up to two weeks later. The cash outlays for advertisement production, the airing of advertising and marketing spots, as well as for the purchase of items from our Consumers were all made prior to our receipt of funds from our partners. This timing put significant pressure on our cash flows from operations. Adding additional strain to our cash flows during the first nine months of 2011, we experienced cash flow difficulties resulting from ReCellular’s delayed payments on their accounts receivable to us.

In July 2011, we began to focus more intently on our core strength of cost-effective customer acquisition, and created an online marketplace where consumers interested in selling small consumer electronics that they are no longer using can educate themselves on current market values and sell their items to top-rated, reputable buyers. Payments from our partners for these orders are generally received by us within 7 to 10 days of the order being placed with the partner by the Consumer. This dramatically shortens our cash receipt time and allows us to better match our cash outflows with our cash inflows.

We incurred a loss from operations of $6,107,295 for the year ended December 31, 2011 (including non-cash charges for stock based compensation of $2,178,346, and asset impairment charges of $819,317 pertaining to certain prepaid expenses, property and equipment and intangible assets. We used $2,562,423 in cash from operations during 2011. As of December 31, 2011 we had an accumulated deficit of $31,450,276, and working capital deficit of $257,004.

Our investing activities used net cash of $291,141, to purchase property and equipment and acquire intangible assets during 2011. During the same period, our financing activities generated $3,984,261 in net proceeds, mainly comprised of $1,081,406 in proceeds from the exercise of stock warrants, $800,000 in proceeds from convertible notes payable, and $2,110,000 in gross proceeds from the sale of our preferred stock.

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

During the second quarter of 2011, we received $550,000 pursuant to convertible notes payable (the “Q2 2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $250,000 was received from a stockholder, $250,000 was received from our now Co-Chairman of the Board, and $50,000 was received from our Chief Executive Officer.

During the third quarter of 2011, we received $100,000 pursuant to convertible notes payable (the “Q3 2011 Convertible Notes”) which we used for working capital purposes.

During the fourth quarter of 2011, we received $150,000 pursuant to convertible notes payable (the “Q4 2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $75,000 was received from a stockholder, and $75,000 was received from our now Co-Chairman of the Board.

The Q2 2011 Convertible Notes, Q3 2011 Convertible Notes, and the Q4 2011 Convertible Notes each had a one-year term, an annual interest rate of approximately 0.5%, and, following a qualified financing transaction involving common stock or common stock equivalents in which we received gross proceeds in excess of $500,000 (“Future Financing”), became convertible into our common stock at 50% of the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the financing transaction. A Future Financing closed and the Q2 2011 Convertible Notes, Q3 2011 Convertible Notes and the Q4 2011 Convertible Notes became convertible at $0.10 per share.

In addition, following the Future Financing, holders of the Q2 2011 Convertible Notes, Q3 2011 Convertible Notes, and Q4 2011 Convertible Notes shall be entitled to receive a number of warrants to purchase our common stock equal to the number of shares they may receive as a result of the conversion described above. The warrants are exercisable for five-years and are exercisable at $0.20 per share. There were no offering costs associated with this transaction.

In October 2011, we received $70,000 from an investor pursuant to a note payable which we used for working capital purposes.  The note was due the earlier of six-months from the date of the note, or the closing of a financing transaction in which we raise at least $3 million in gross proceeds.  In lieu of interest, the note-holder was issued 1,000,000 warrants to purchase our common stock.  The warrants are exercisable at $0.014 per share for a period of five years. We repaid $35,000 in principal on this note in December 2011 and the remaining $35,000 in January 2012.

In December 2011, we offered 2011 Series A PS to investors. Each share of 2011 Series A PS had a $1.00 per share price and automatically converts into five shares of our common stock upon effecting a 1-for-57.6138 reverse stock split reducing the outstanding common stock to approximately 10 million shares (the “Reverse Split”). The ratio does not affect the 2011 Series A PS. The Series A has a $1.00 liquidation price and votes on an as-converted basis.

During December 2011, we sold 4,045,000 shares of 2011 Series A PS for gross proceeds of $4,045,000. Of this amount $2,045,000 was received in December 2011 and $2,000,000 was received in January 2012.

During the first quarter of 2012, we sold an additional $2,136,000 of our 2011 Series A PS, including the conversion of all of our Convertible Notes Payable, which were converted into 1,600,000 shares of 2011 Series A PS, and closed the offering.

In January 2012, we offered price protection to the purchasers of the 2011 Series A PS (“Purchasers”) whereby if we sell securities, including options, warrants, or convertible securities, with the purpose of raising capital from investors, at a price, or with an exercise or conversion price, of less than the 2011 Series A PS conversion price (as defined in the Amended and Restated Certificate of Designation filed with the Secretary of the State of Delaware on November 29, 2011), then:

(a)	the conversion price of any outstanding 2011 Series A PS shall be automatically reduced to the sale price, or the exercise or conversion price, or
(b)	if converted, we shall issue additional shares of our common stock to the Purchasers respecting the common stock still owned by the Purchasers as a result of their conversion of the 2011 Series A PS, such that the average per share purchase price of the common stock then owned by the Purchasers is equal to the lower price offered in the subsequent sale of securities.

In January 2012, the Q2 2011 Convertible Notes, Q3 2011 Convertible Notes, and Q4 2011 Convertible Notes were converted into 1,600,000 shares of our 2011 Series A PS, as described above, and we issued 8,000,000 warrants to purchase our common stock, after giving effect to the Reverse Split, with an exercise price of $0.20 per share.

On February 29, 2012, we co-signed a 60-day $350,000 promissory note (the “Promissory Note”) with an interest rate of 0.2% per annum payable to certain members of Fort Knox Recycling, LLC, doing business as EcoSquid.

The Promissory Note was issued in connection with the acquisition of EcoSquid by EcoSquid Acquisition, Inc. (“Acquisition Corp”), an entity owned in part by Michael Brauser, our Co-Chairman of the Board, Douglas Feirstein, our Chief Executive Officer, Daniel Brauser, our President and Chief Financial Officer and Nik Raman, our Chief Operating Officer.

Our Board has adopted and is submitting for shareholder approval an amendment to our Certificate of Incorporation to effect the Reverse Split. The Proxy Statement must first clear comments issued by the Staff of the Securities and Exchange Commission’s Division of Corporation Finance. We are uncertain as to when that will occur.

Following completion of the Reverse Split, we plan to complete a share exchange with Acquisition Corp’s shareholders by issuing 17.5 million post-split shares of common stock including 4.5 million shares each to Messrs. Feirstein, Daniel Brauser and Nik Raman and 2.5 million shares to each of Mr. Michael Brauser and another shareholder who agreed to invest $500,000 in Acquisition Corp. Mr. Michael Brauser and the other shareholder invested $150,000 in Acquisition Corp and agreed to pay the balance of $350,000. After our acquisition of Acquisition Corp, we will own the intellectual property we currently license from EcoSquid.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to December 31, 2011. We anticipate that we will continue to generate significant losses from operations in the near future. We believe that our current available cash, along with anticipated revenues, will be sufficient to meet our cash needs for the next twelve months.  There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds through the issuance of debt and/or equity securities may not be successful or, in the event additional sources of funds are needed to continue operations, they may not be available on acceptable terms, if at all.

Related Party Transactions

Refinery

On June 1, 2008, we entered into an agreement with the Refinery, whereby we agreed to sell all of our precious metals in the United States exclusively to the Refinery and the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them. The agreement is for an initial term of five years. As consideration for this agreement, the Refinery received 10,000,000 fully vested shares of our common stock valued at $1,230,000. Of this amount, we ascribed $938,135 to prepaid refining services, which was being amortized into cost of revenue on a straight line basis over the term of the agreement, and we ascribed $291,865 to an intangible asset, representing the value of the non-compete agreement, which was being amortized into cost of revenue on a straight line basis over the term of the agreement. Due to the decline of our revenues from precious metals, we reviewed the recoverability of our assets pertaining to our precious metals business as of September 30, 2011. As a result of this review, we determined that our prepaid refinery costs and our non-compete agreement with the Refinery had been impaired. Accordingly, on September 30, 2011 we recorded an impairment charge of $312,712 related to our prepaid refining services and $97,288 related to our non-compete agreement with the Refinery.

In addition, we leased space for our United States processing center on a month-to-month basis from the Refinery, but moved out of the facility in the fourth quarter of 2011. In connection with this move, we recorded an impairment charge of $57,871 related to assets at this location.

An officer of the Refinery was a member of our Board of Directors, but resigned on January 30, 2012.

Marketing Services

We purchase online marketing and lead generation services from a company in which our former President is a 50% shareholder. Our pricing is calculated at a 10% markup to their cost, capped at $1.50 per lead. This markup is exclusively for the unrelated 50% shareholders. Our former President does not share in any profits earned by this vendor for services rendered to us.

During the years ended December 31, 2011 and 2010, we recorded $230,462 and $3,009,257, respectively, of marketing expense pertaining to this vendor.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding liquidity, anticipated revenues, cash flows, opportunities from our business plans, and planned share exchange.

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

In the third quarter in 2011, we began testing our platform which aggregates offers from our partners to customers who we attract to our website. While our results to date have been positive, we have not committed significant marketing resources and cannot predict the degree of our ultimate success. Since we have a limited operating history, we cannot assure you that our business will be profitable. Early stage companies often are unsuccessful and encounter unanticipated expenses and difficulties, investors should consider this risk in determining whether to purchase or sell our common stock.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

Because of the lingering effects of the recession, ongoing financial issues in Europe, instability in the Middle East and North Africa, difficulties which microcap companies have in raising capital, the lack of available credit for companies like us and our stock price, we may be hampered in our ability to raise the necessary working capital. If we require additional financing and such financing is not available on reasonable terms or at all, we may have to reduce our marketing efforts and we will have to modify our business plans accordingly.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments will dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. For example, the Series A Preferred Stock offering was extremely dilutive to common stockholders and any future financing may be equally or more dilutive. In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.  We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We may be unable to maintain or establish relationships with partners, which would adversely affect our results of operations.

In July 2011, we focused our business on creating an online marketplace where consumers could sell their consumer electronics which was a new, unproven market for us. Our ability to attract sellers of small electronics to our website depends in large part on providing a sufficient number of partners to make our online marketplace efficient and providing customers with the best available pricing and service. The loss of existing relationships with partners, or an inability to continue to add new ones, may cause our platform to provide limited pricing, availability and other information important to customer’s visiting our website. This deficiency could reduce customer confidence in the offers provided by partners on our website, making customers less likely to sell to our partners and come back to our website, which would limit the revenues we are able to generate from our platform. In turn, this will adversely affect our business.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth.  If we grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support.  We cannot assure you that our management will be able to manage our growth effectively or successfully.  Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Additionally, the majority of our partners are small electronic recycling companies which are not largely capitalized and do not have the infrastructure to adapt to our expected rapid growth. If our partners do not have the liquidity to pay all of the customers that come to our site, customers may not get paid in time which would hurt the uSell brand. If any of our partners’ websites were unable to handle all of the traffic that our platform referred to them, their website could crash which would also negatively affect the uSell brand. All of these factors could adversely affect our ability to become profitable.

If any of our partners provide poor customer service to our customers, it could hurt the uSell brand and adversely affect our business.

We believe the importance of customer service in order to generate business and repeat customers is paramount to our ability to be successful. If any of our partners provides poor customer service including delayed and/or reduced payments, or poor website performance, we may lose customers. In particular, customers may think their electronics are in better condition than they are or may not know the exact model, which could result in our partners paying customers less than anticipated. Although we provide customers with the ability to rate our partners after they have completed their transaction, there is no assurance that this rating system provides an accurate depiction of the service provided by our partners.

If we do not have sufficient capital to market our service, our revenue will be insufficient to support our operations.

We currently are not spending enough money to market our service in a manner which we expect will generate enough revenue to support our operations. However, we plan to increase our spending by through the course of 2012. If these efforts do not generate the revenue level we anticipate, or if we lack sufficient capital, our revenue will be insufficient to support our operations.

Our future growth and profitability will depend in large part upon the effectiveness of our marketing and advertising expenditures.

Our future growth and profitability will depend in large part upon our media performance, including our ability to:

•	create greater awareness of our platform;

•	identify the most effective and efficient level of spending in each market and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures; and

•	effectively manage marketing costs (including creative and media).

Our planned marketing expenditures may not result in increased revenue.  If our media performance is not effective, our future results of operations and financial condition will be adversely affected.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace.  In particular, Doug Feirstein, our Chief Executive Officer, Daniel Brauser, our Chief Financial Officer, Nik Raman, our Chief Operating Officer, Christian Croft, our Vice President of Product Development and User Experience, and Michael Brachfeld, our Chief Accounting Officer are important to the management of our business and operations and the development of our strategic direction.  The loss of the services of any of these officers and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Our business could be negatively affected by changes in general search engine algorithms and dynamics or termination of traffic-generating arrangements.

We use Internet search engines, principally through the purchase of branded and smart phone related keywords, to generate traffic to our websites. Search engines, such as Google, frequently update and change the logic which determines the placement and ordering of results of a user’s search, which may reduce the effectiveness of the keywords we have purchased. If a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our website, or changes its pricing, operating or competitive dynamics to our disadvantage, our business, results of operations and financial condition could be adversely affected.

Because we face intense competition for business, our future results of operations and our future financial condition may be adversely affected.

We compete with eBay and other online auction companies and with Gazelle which is a leading platform for selling used small electronics and with many small websites including our partners. Our smaller size, lack of established brand name, shorter operating history and limited working capital may limit our advertising levels, our ability to expand successfully into new markets or effectively compete against these other companies. If we are not able to compete effectively, our future business will be adversely affected and our future results of operations and financial condition will be adversely affected.

Because we rely on the continuing rapid pace of technological development in the cell phone and tablet industries, if innovation in these industries were to decrease, our future results of operation will be adversely affected.

We believe that one of the driving factors for the potential success of our platform is the continued improvements in the smartphone industry and tablet market. Because a large amount of consumers have a continual need to have the latest generation phones and iPads or other tablets, the opportunity for providing these consumers with an outlet to sell their used electronics is promising. However, we cannot guarantee that consumers will visit our website to sell their used electronics. If innovation in cell phone or tablet device technology were to level off, the purchase of new phones and tablets could be diminished reducing the need for an online marketplace for selling used electronics. In such event, our results of operations would suffer and we may not be able to continue operations.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend upon the use of sophisticated information technologies and systems. As our operations grow in both size and scope, we must continuously improve and upgrade our systems and infrastructure to offer our customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving industry standards while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings and the changing demands of the marketplace. In particular, expanding our systems and infrastructure to meet any potential increases in business volume will require us to commit additional financial, operational and technical resources before those increases materialize, with no assurance that they actually will. Furthermore, our use of this technology could be challenged by claims that we have infringed upon the patents, copyrights or other intellectual property rights of others.

In addition, we may not be able to maintain our existing systems, obtain new technologies and systems, or replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may fail to achieve the benefits anticipated or required from any new technology or system, or we may be unable to devote financial resources to new technologies and systems in the future.

Additionally, our business is heavily reliant on application program interfaces with our partners.  If we experience problems with one or more of our partners, it could adversely affect our business.

System interruptions and the lack of redundancy may cause us to lose customers or business opportunities.

Our inability to maintain and improve our information technology systems and infrastructure may result in system interruptions. Our partners may experience the same problems we describe in this Risk Factor. System interruptions and slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity may prevent us from efficiently providing services to our customers, which could result in our losing customers and revenue or incurring liabilities. In addition to the risks associated with inadequate maintenance or upgrading, our information technologies and systems are vulnerable to damage or interruption from various causes, including:

•	Divert management’s attention;
•	Result in prohibitive costs;
•	Require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or
•	Require us to redesign our platform to avoid infringement.

Any extended interruption in our technologies or systems could significantly curtail our ability to conduct our businesses and generate revenue.

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

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations. We are subject to a variety of laws in the U.S. and elsewhere that affect advertising, that are costly with which to comply, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies.  In addition, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and elsewhere.  Claims can be brought under both U.S. and foreign law for defamation and other tort claims, unlawful activity, copyright and trademark infringement.

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

As Internet commerce develops, federal, state and foreign governments may draft and propose new laws to regulate Internet commerce, which may negatively affect our business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely.  Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to email marketing.  The cost to comply with such laws or regulations could be significant and would increase our operating expenses.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

The Internet industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A party may assert patent and other intellectual property infringement litigation against us claiming our platform infringes on its patents or otherwise violates its intellectual property rights.  Any lawsuit, whether or not successful, could:

•	Divert management’s attention;
•	Result in prohibitive costs;
•	Require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or
•	Require us to redesign our platform to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, agreements with third parties require us to indemnify them for intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a claimant successfully asserts a claim that our services infringe their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable, or at all.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to increase revenue in each succeeding quarter;
•	Our failure to achieve and maintain profitability;
•	Our failure to meet our revenue and earnings guidance;
•	The loss of partners;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	Adverse court ruling or regulatory action;
•	Our failure to meet financial analysts’ performance expectations;
•	Changes in earnings estimates and recommendations by financial analysts;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing which is dilutive to our shareholders;
•	Our announcement of a change in the direction of our business;
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships;
•	joint ventures or capital commitments; or
•	Our failure to increase revenue in each succeeding quarter.

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

Other Risks

If the Florida Attorney General’s investigations results in any enforcement action being taken, it may result in a material adverse effect upon our future results of operations and/or financial condition.

In August 2011, the Florida Attorney General (the “AG”) initiated an official investigation into whether or not we engaged in unfair trade practices in violation of its “Little FTC Act.”  The investigation is due to consumer complaints.  Because we generally relied on third parties to handle the products we sold, the Refinery for precious metals and ReCellular for phones and smart phones, we are uncertain as to whether we have any potential liability.  Under Florida law, the remedies include actual damages, civil penalties, and attorneys’ fees.  To date, we have provided a comprehensive response to the AG demonstrating that we acted properly and even generally compensated unsatisfied consumers when we had no obligation to do so. The AG’s investigation is ongoing.  We expect that our management will meet with the AG in April 2012 to discuss this matter further. Although we believe that we have not violated any laws, there can be no assurance that the AG will agree.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

The requirements of this Item can be found beginning on page 31 found elsewhere herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected. There are two vacancies on our Board. The officers are elected by the Board.

Name	Age	Position

Douglas Feirstein	41	Chief Executive Officer and Director
Daniel Brauser	31	President, Chief Financial Officer and Director
Michael Brachfeld	41	Chief Accounting Officer
Nik Raman	28	Chief Operating Officer
Sergio Zyman	66	Executive Chairman
Michael Brauser	56	Co-Chairman
Scott Frohman	44	Director
Grant Fitzwilliam	44	Director

Biographies

Douglas Feirstein has served as our Chief Executive Officer and director since May 7, 2009 when we acquired MGE Enterprises Corporation (“MGE”). From March 2000 until 2004, Mr. Feirstein served as the President and Chief Executive Officer of LiveOps, Inc. (“LiveOps”), a company he founded. LiveOps provides on demand call center technology, as well as virtual call center services, in both direct response and enterprise markets. In 2005, Mr. Feirstein founded and served as a manager of Pink Package, LLC, d/b/a My Gold Envelope a predecessor to MGE and since the date of MGE’s acquisition of My Gold Envelope, he had been an executive officer of MGE. He currently serves as an advisor to LiveOps. Prior to LiveOps, he was involved in developing call center operations and technologies for catalog and electronic retailing organizations. Mr. Feirstein was selected as a director for his extensive experience managing the growth of young companies from start-up through to maturity. In addition, as a founder of MGE, Mr. Feirstein possesses a detailed understanding of the characteristics unique to our business model.

Daniel Brauser has served as our Chief Financial Officer and as a director since July 23, 2008. From July 23, 2008 through May 7, 2009, Mr. Brauser also served as our President and Chief Operating Officer. From 2004 through November 2005, Mr. Brauser served as the interim Chief Financial Officer of Health Benefits Direct Corporation and from November 2005 until September 2007 he served as its Senior Vice President. Mr. Brauser was selected as a director for his extensive experience managing the growth of young companies from start-up through to maturity. In addition, as a founder of our reverse logistics business, Mr. Brauser possesses a detailed understanding of the characteristics unique to our business model.

Michael Brachfeld has served as our Vice President of Finance since September 21, 2009 and our Chief Accounting Officer since March 30, 2010. From April 2007 to September 2009, Mr. Brachfeld served as Vice President of Finance at eLandia Group, Inc., a provider of information technology products and services to small, medium-sized and large businesses as well as government entities, primarily in Latin America. From October 2003 until April 2007, Mr. Brachfeld served as the Corporate Controller of Affinity Internet, Inc., a web hosting and on-line services company. He is a Certified Public Accountant in Florida.

Nik Raman was appointed as our Chief Operating Officer on January 27, 2012. After graduating from Harvard Business School, Mr. Raman founded and served as Chief Executive Officer of EcoSquid. From 2008 until 2010, Mr. Raman attended Harvard Business School during which time he interned at FPL Energy’s Corporate Development Group. From 2005 to 2008, Mr. Raman was a Client Manager at IBM where he was responsible for product and services portfolio sales to financial services institutions. Mr. Raman was appointed in connection with the proposed acquisition of EcoSquid.

Sergio Zyman was appointed as Executive Chairman and as a director on January 27, 2012. In 1999, Mr. Zyman founded Zyman Group, an international marketing consulting firm. In 2005 and 2008 respectively, Mr. Zyman sold a majority and then sole ownership of the company to MDC Partners. Since 2008, he has been President of Sergio Zyman & Company consultancy. Mr. Zyman was selected as a director for his extensive marketing experience.

Michael Brauser has served as Chairman and Co-Chairman (upon the appointment of Mr. Zyman as Executive Chairman on January 27, 2012) since November 18, 2011. Mr. Brauser has been the manager of Marlin Capital Partners, LLC, a private investment company, since 2003. Mr. Brauser served as the Co-Chairman of interclick, inc. from August 2007 until it was acquired by Yahoo, Inc. in December 2011. Between May 2010 and March 2011, Mr. Brauser served on the Board of Directors of Chromadex Corp., a publicly-traded developer of phytochemical and botanical reference standards. Mr. Brauser was selected as a director due to his significant experience in the Internet industry, and his extensive business and management expertise.

Scott Frohman served as our Chairman of the Board from July 23, 2008 through November 18, 2011, and as a director since November 18, 2011. Since June 23, 2008, Mr. Frohman has been the Chief Executive Officer of Options Media Group Holdings, Inc., an Internet based marketing and lead generation company. Mr. Frohman was selected as a director for his general business management with specific experience in marketing driven companies.

Grant Fitzwilliam has served as a director since September 30, 2009. Mr. Fitzwilliam is currently the President of 3c InSight, a software and consulting firm that he co-founded in 2008, which is focused on providing operational excellence solutions for companies throughout the United States. From August 2005 until August 2007, Mr. Fitzwilliam served as Executive Vice President of Finance and Chief Financial Officer of The Hackett Group a leading business and technology consulting firm and also served as a Managing Director leading Hackett’s national Oracle and Sarbanes Oxley business units. Mr. Fitzwilliam was formerly an auditor with KPMG LLP and is a licensed CPA in Georgia. Mr. Fitzwilliam was selected as a director for his accounting, financial and professional management experience.

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

Michael Brauser
Sergio Zyman
Daniel Brauser
Douglas Feirstein
Grant Fitzwilliam	√	Chairman	√
Scott Frohman	√	√	√

Formed		October 20, 2008	October 30, 2009

Independence

Our Board has determined that Messrs. Fitzwilliam and Frohman are independent under the NASDAQ Stock Market listing rules and that Messrs. Frohman and Fitzwilliam are independent in accordance with the NASDAQ Stock Market independence standards for audit committees.

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

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers.  The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters.   Additionally, the Compensation Committee is responsible for administering our 2008 Equity Incentive Plan, which we refer to as the “Plan.”

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

Board Structure

The Board has determined that having an executive director serve as Chairman of the Board is in the best interest of shareholders at this time. This structure permits management to focus more directly on strategy as the Company focuses on its new business model. Thus, Mr. Sergio Zyman, joined us in January as Executive Chairman, and Mr. Michael Brauser, who became Chairman of the Board in November 2011, became Co-Chairman. Mr. Michael Brauser, while not an executive director, was not independent because his son, Daniel Brauser, is an executive officer. Previously, we had an independent chairman.

Board Assessment of Risk

The Board is actively involved in the oversight of risks that could affect Upstream. This oversight is conducted primarily through the Audit Committee, but the full Board has retained responsibility for general oversight of risks. The Audit Committee considers and reviews with our independent public accounting firm and management the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. In addition to the Audit Committee’s role, the full Board is involved in oversight and administration of risk and risk management practices. Members of our senior management have day-to-day responsibility for risk management and establishing risk management practices, and members of management are expected to report matters relating specifically to the Audit Committee directly thereto, and to report all other matters directly to the Board as a whole. Members of our senior management have an open line of communication to the Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate, and management’s reporting on issues relating to risk management typically occurs through direct communication with directors or committee members as matters requiring attention arise. Members of our senior management regularly attend portions of the Board’s meetings, and often discuss the risks related to our business.

Presently, the largest risk affecting Upstream is the inability to generate sufficient revenue so that we have positive cash flow from operations.   The Board focuses on this key risk at each meeting and actively interfaces with management on seeking solutions.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on Upstream. Our compensation has the following risk-limiting characteristics:

•	Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;
•	A portion of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term Company results.
•	Awards are not tied to formulas that could focus executives on specific short-term outcomes;
•	Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and
•	Equity awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  We will provide a copy, without charge, to anyone that requests one in writing to Upstream Worldwide, Inc., 413 North Federal Highway, Fort Lauderdale, Florida 33301, Attention: Mr. Michael Brachfeld.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Upstream Worldwide, Inc., 413 North Federal Highway, Fort Lauderdale, Florida 33301, Attention: Mr. Daniel Brauser., or by facsimile (954) 915-1525.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believes that during 2011 our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a); except that a Form 4 covering one transaction was filed late by each of Mr. Michael Brauser and Mr. Scott Frohman.

Item 11.	Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000 in 2011 and 2010.  We refer to these persons as the “Named Executive Officers.”

2011 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)		Option Awards ($)(f) (1)		All Other Compensation ($)(i)		Total ($)(j)
Douglas Feirstein	2011	—		1,300,000	(2)	—		1,300,000
Chief Executive Officer	2010	269,038	(3)	506,181	(4)	—		775,219
Daniel Brauser	2011	63,462	(5)	1,300,000	(2)	—		1,363,462
Chief Financial Officer	2010	184,615	(5)	506,181	(4)	—		690,796
Chuck Wallace	2011	121,154	(5)	181,483	(6)	20,000	(7)	322,637
Former President and Chief Operating Officer	2010	141,479	(8)	518,534	(9)	—		660,013

(1)	The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.
(2)	In September 2011, Messrs. Feirstein and Brauser were granted 100,000,000 five-year stock options exercisable at $0.013 per share which vest annually over a four-year period with first vesting date being September 13, 2012 (See below for further description of the grant). In January 2012, Messrs. Feirstein and Brauser agreed to forfeit these options. None of the options had vested.
(3)	Of this amount, $149,038 was cash compensation. In November 2010, Mr. Feirstein was granted 6,000,000 five-year stock options in lieu of cash salary. See below for further description of the grant. Mr. Feirstein began drawing a cash salary again starting on January 1, 2012.
(4)	In September 2010, Messrs. Feirstein and Brauser were granted 12,963,070 five-year stock options exercisable at $0.034 per share which vest each calendar quarter over a four-year period with first vesting date being December 31, 2010. On September 13, 2011, the exercise price of these options was reduced to $0.013 per share.
(5)	Represents cash compensation.
(6)	Mr. Wallace was appointed President and Chief Operating Officer on September 10, 2010. He resigned from the Company effective December 31, 2011. In connection with his resignation, he was granted 500,000 fully vested stock options, after giving effect to the Reverse Split, exercisable at $0.20 per share.
(7)	This amount represents separation payments made in connection with Mr. Wallace’s resignation.
(8)	Includes compensation received by Mr. Wallace for consulting services received prior to becoming an executive officer of Upstream.
(9)	Mr. Wallace was granted 13,279,434 five-year stock options exercisable at $0.034 per share. Of these options, 1,659,930 options vested immediately and the remaining options vested in 276,655 increments each month beginning September 22, 2010.

Named Executive Officer Employment Agreements

Douglas Feirstein Employment Agreement

Effective May 5, 2009, we entered into an employment agreement with Douglas Feirstein, our Chief Executive Officer.  The current term of the agreement expires on May 5, 2012.  On November 23, 2009, Mr. Feirstein’s employment agreement was amended to increase the annual salary from $225,000 to $275,000 effective December 1, 2009 and $300,000 beginning June 1, 2010.  On September 30, 2010, Mr. Feirstein agreed to relinquish all of his severance rights with respect to any termination of his employment with Upstream. The December 1, 2009 increase occurred, but in April 2010, Mr. Feirstein’s salary was reduced to $175,000 and in May 2010, it was further reduced to 150,000. In October 2010, he agreed to no longer take a salary and on November 4, 2010, Mr. Feirstein was granted 6,000,000 five-year stock options in lieu of receiving cash compensation for a one-year period.  The options vested monthly over a one-year period unless Mr. Feirstein provided notice of his intent to receive cash compensation for that monthly period. Mr. Feirstein did not provide such notice and the options have fully vested.  Prior to being re-priced to $0.013 on September 13, 2011, the options were exercisable at $0.025 per share.

On September 13, 2011, we granted Mr. Feirstein 100,000,000 five-year stock options exercisable at $0.013 per share. The options were to have vested annually over a four-year period, subject to his continued employment. In January 2012, Mr. Feirstein agreed to forfeit these options. None of the options had vested at the time of forfeiture.

Mr. Feirstein began drawing a cash salary of $125,000 per year effective January 1, 2012.

Daniel Brauser Employment Agreement

Effective July 23, 2008, we entered into an employment agreement with Daniel Brauser, our Chief Financial Officer. The current term of the agreement expires on May 5, 2012.   On November 23, 2009, Mr. Brauser’s employment agreement was amended to increase the annual salary from $225,000 to $275,000 effective December 1, 2009 and $300,000 beginning June 1, 2010. On September 30, 2010, Mr. Brauser agreed to relinquish all of his severance rights with respect to any termination of his employment with Upstream. The December 1, 2009 increase occurred, but in April 2010, Mr. Brauser’s salary was reduced to $175,000. In October 2010, he agreed to no longer take a salary.

On September 13, 2011, we granted Mr. Brauser 100,000,000 five-year stock options exercisable at $0.013 per share. The options were to have vested annually over a four-year period, subject to his continued employment. In January 2012, Mr. Brauser agreed to forfeit these options. None of the options had vested at the time of forfeiture.

Daniel Brauser began drawing a cash salary of $125,000 per year effective January 1, 2012.

Charles Wallace Employment Arrangement

Mr. Wallace was receiving a cash salary of $150,000 under an oral agreement effective September 13, 2010 until May 2011, at which time it was reduced to $100,000. In connection with his resignation, Mr. Wallace received a $20,000 cash payment and was granted, subject to the proposed Reverse Split, 500,000 fully vested options exercisable at $0.20 per share.

Termination Provisions

As a result of the amendments to Messrs. Feirstein’s and Brauser’s Employment Agreement discussed above, no executive officer is entitled to any severance rights.

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members.  Previously, our non-employee directors received automatic grants of stock options and restricted stock as compensation for their services as directors under our Plan. On June 10, 2011, the Plan was amended to eliminate the automatic stock option grants to non-employee directors.  Consequently, the automatic stock option grants which were due to the non-employee directors serving on July 1, 2011 did not occur. Thus, there was no director compensation in 2011.

Outstanding Equity Awards At 2011 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2011.

	Outstanding Equity Awards At 2011 Fiscal Year-End
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)

Douglas Feirstein	277,778	277,778	(1)	0.013	12/21/2014
	4,050,959	8,912,111	(2)	0.013	9/9/2015
	6,000,000	-		0.013	11/3/2015
	-	100,000,000	(3)	0.013	9/10/2021

Daniel Brauser	277,778	277,778	(1)	0.013	12/21/2014
	3,750,000	3,750,000	(1)	0.013	12/21/2014
	4,050,959	8,912,111	(2)	0.013	9/9/2015
	-	100,000,000	(3)	0.013	9/10/2021

Chuck Wallace	5,809,755	7,469,679		0.034	9/9/2015

(1)	These options vest each calendar quarter until December 31, 2013.
(2)	These options vest each calendar quarter until December 31, 2014.
(3)	These options were to have vested annually over a four-year period, subject to their continued employment. In January 2012, these options were forfeited. None of the options had vested at the time of forfeiture.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2011.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (1) (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	21,639,280	$0.059	1,025,913	(2)
Equity compensation plans not approved by security holders (3)	269,863,610	$0.016	N/A
Total	291,502,890	$0.019	1,025,913

(1)	Consists of stock options.
(2)	This represents securities issued under our Plan. On December 31, 2011, we were authorized to issue 27,000,000 shares under the Plan, which includes restricted stock and options. Because we have issued 4,334,807 shares of restricted stock, the number of securities available for grant has been reduced.
(3)	This represents securities issued outside our Plan. Includes 267,524,362 options granted to executive officers and directors with a weighted average exercise price of $0.015 per share, vesting in various increments over periods up to four years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our voting stock beneficially owned (A) as of March 25, 2012 and (B) giving effect to the reverse stock split and assuming the acquisition of Acquisition Corp by (i) those persons known by us to be owners of more than 5% of our voting stock, (ii) each director (iii) all named executive officers and (iv) all executive officers and directors of Upstream as a group. Unless otherwise noted below, the address for each shareholder is: c/o Upstream Worldwide, Inc., 413 N. Federal Highway, Fort Lauderdale, FL 33301. Except where it states otherwise in the table or footnotes below, the ownership amounts do not give effect to the Reverse Split.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)	After Reverse Split and Assuming Acquisition(2)	Percent of Class(2)

Common Stock	Douglas Feirstein (3)	69,476,463	16.8%	10,697,221	17.1%
Common Stock	Daniel Brauser (4)	62,028,547	15.3%	10,663,411	17.0%
Common Stock	Chuck Wallace (5)	7,969,685	2.0%	638,329	1.0%
Common Stock	Sergio Zyman (6)	2,500,000	*	5,000,000	8.0%
Common Stock	Michael Brauser (7)	60,791,293	14.3%	5,498,741	8.8%
Common Stock	Grant Fitzwilliam (8)	1,806,322	*	31,352	*
Common Stock	Scott Frohman (9)	8,235,740	2.1%	142,947	*
Common Stock	All directors and executive officers as a group (8 persons) (10)	141,579,080	30.8%	25,848,900	41.1%
Common Stock	Barry Honig (11)	30,346,426	9.9%	5,479,080	8.8%
Common Stock	Todd Oretsky (12)	52,302,811	13.2%	10,494,602	16.8%
Common Stock	Hakan Koyuncu (13)	54,406,978	13.7%	10,531,124	16.9%
Common Stock	Frost Gamma Investments Trust (14)	30,346,426	9.9%	6,301,771	10.1%
Common Stock	Nik Raman	-	0%	4,500,000	7.2%

* Less than 1%.

(1)           Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, convertible notes and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

Percentages are based on the following securities outstanding (adjusted as required by rules of the SEC) and entitled to vote, as of March 25, 2012:

•	303,768,031 shares of common stock;
•	27,822,565 shares of common stock underlying Series A; and
•	64,158,926 shares of common stock underlying Series B.

Holders of our outstanding preferred stock, excluding directors or officers, are precluded from converting if the conversion would cause them to be a beneficial owner of more than 9.99% of our common stock, which we refer to as the “Blocker”. Messrs. Barry Honig and Dr. Phillip Frost would be deemed to beneficially own more than 9.99% but for the Blocker. Consequently, their ownership disclosure does not include certain shares of common stock underlying their shares of preferred stock and warrants. Additionally, the shareholders are not entitled to vote the shares which are subject to the Blocker. Of the outstanding 6,981,000 shares of Series A (which votes on a five vote for one basis), approximately 5.5 million are entitled to vote. Of the outstanding Series B (which votes on a 50 vote for one share basis), approximately 1.28 million shares are entitled to vote. None of the outstanding shares of Series C (which votes on a 100 vote for one share basis) would be entitled to vote as a result of the Blocker.

The shares of common stock beneficially owned by each of Messrs. Daniel Brauser, Feirstein, Koyuncu and Oretsky include all shares of common stock subject to a Stockholders Agreement, which terminates when each member of the group beneficially owns less than 100,000 shares. Under the Stockholders Agreement, the group agreed to vote all of their shares of common stock together on any action as determined by a majority of the members of the group still owning 20,000 shares. The shares of common stock individually owned by them are:

Mr. Feirstein	29,008,503 shares
Mr. Brauser	9,715,335 shares
Mr. Koyuncu	4,800,001 shares
Mr. Oretsky	8,778,972 shares

Additionally, Messrs. Daniel Brauser, Feirstein and Zyman entered into a Stockholders Agreement in February 2012 in order to subject shares of capital stock Mr. Zyman received for his services as Executive Chairman to similar restrictions as those described above. Mr. Zyman received Series A which converts into 2,500,000 shares of common stock upon effectiveness of the Reverse Split. The shares of Series A that Mr. Zyman recently purchased in our private placement are not subject to this new Stockholders Agreement.

(2)          Beneficial ownership gives effect to the Reverse Split and to the issuance of stock to the reporting persons upon acquiring Acquisition Corp. Percentages are based on 62,405,000 shares of common stock outstanding including the shares issued in the EcoSquid transaction and all shares of common stock underlying the Series A. When the acquisition of Acquisition Corp closes, the following number of shares of common stock will be issued to:

Douglas Feirstein	4,500,000 shares
Daniel Brauser	4,500,000 shares
Nik Raman	4,500,000 shares
Michael Brauser	1,250,000 shares
Barry Honig	1,250,000 shares

The number of shares that will be beneficially owned by Frost Gama Investments Trust will be less than the amount shown in the table as a result of the Blocker.

(3)           Mr. Feirstein is a director and executive officer. Includes 11,173,652 vested stock options. Also includes (i) 5,500,000 shares issuable upon conversion of preferred stock and (ii) 500,000 shares issuable upon exercise of warrants, all of which are held by the Feirstein Family Holdings, LLLP, an entity controlled by Mr. Feirstein (“Feirstein Entity”).

(4)           Mr. Daniel Brauser is a director and executive officer. Includes 333,334 shares of common stock issuable upon the exercise of warrants. Also includes 9,392,402 vested stock options.

(5)          Mr. Wallace is a former executive officer. The pre-split/acquisition ownership represents vested stock options. The post-split/acquisition ownership includes an additional 500,000 vested stock options.

(6)          Mr. Zyman is a director and executive officer. The pre-split/acquisition ownership represents shares issuable upon conversion of preferred stock. The post-split/acquisition ownership also includes 2,500,000 shares of common stock issuable upon the effectuation of the Reverse Split.

(7)           Mr. Michael Brauser is a director. Includes shares of common stock jointly held with Mr. Brauser’s wife. Does not include shares held in a trust created by Mr. Brauser, of which one of his adult sons is the trustee and all of his four adult children including Daniel Brauser are the beneficiaries. Mr. Brauser disclaims beneficial ownership of these securities, and this disclosure shall not be deemed an admission of beneficial ownership of these securities for Section 16 of the Securities Exchange Act of 1934 or for any other purposes. Also includes (i) 25,750,000 additional shares of common stock issuable upon conversion of preferred stock and (ii) 3,250,000 shares issuable upon exercise of warrants.

(8)           Mr. Fitzwilliam is a director. Includes 1,515,386 vested stock options.

(9)           Mr. Frohman is a director. Includes 1,222,347 vested stock options.

(10)         This amount includes the ownership of executive officers which are not deemed named executive officers under SEC rules.

(11)         Represents (i) 3,929,840 shares of common stock held individually by Mr. Barry Honig, (ii) 17,120,250 shares of common stock held by GRQ Consultants, Inc. 401(K), of which the reporting person is the trustee, (iii) 276,348 shares of common stock held by GRQ Consultants, Inc. 401(K) FBO Barry Honig of which the reporting person is the trustee, (iv) 7,852,423 shares of common stock held by GRQ Consultants, Inc. Defined Benefit Pension Plan of which the reporting person is the trustee and (v) shares of common stock underlying Series C. Does not include additional shares of common stock issuable upon the conversion of preferred stock or exercise of warrants as a result of the Blocker. Address is 4400 Biscayne Blvd., Miami, Florida 33137.

(12)         Mr. Oretsky resigned as an executive officer and director on February 2, 2010. Mr. Oretsky’s shares are held by Jack Oretsky Holdings, LLC, a limited liability company in which Mr. Oretsky, to our knowledge, is the managing member. Mr. Oretsky is a former director and executive officer. Address is 547 N.E. 59th Street, Miami, Florida 33137.

(13)     Mr. Koyuncu is a former executive officer and director who resigned in November 2010. Includes 2,104,167 vested stock options. Address is 750 SW 3rd Street, Boca Raton, Florida 33486.

(14)     Dr. Phillip Frost is the trustee of Frost Gamma Investments Trust. Includes shares of common stock issuable upon conversion of preferred stock. Does not include additional shares of common stock issuable upon the conversion of preferred stock as a result of the Blocker. Address is 4400 Biscayne Blvd., Miami, Florida 33137.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On June 1, 2008, we entered into an agreement with the Refinery, whereby we agreed to sell all of our precious metals in the United States exclusively to the Refinery and the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them. The agreement is for an initial term of five years. As consideration for this agreement, the Refinery received 10,000,000 shares of our common stock valued at $1,230,000. Until January 30, 2012, Jason Rubin, an officer of the Refinery, was a member of our Board.

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

In August 2010, our Board authorized the sale of up to $4,000,000 of Units (the “August 2010 PP”), whereby each Unit consisted of 100,000 shares of Series B and 2.5 million three-year warrants exercisable at $0.06 per share. In connection with the August 2010 PP, on August 19, 2010, we sold 29.44 Units, or 2,943,750 shares of Series B and 73,593,750 warrants. In the August 2010 PP, the Feirstein entity invested $100,000. The Feirstein entity acquired 100,000 shares of Series B and 2,500,000 warrants.  Michael Brauser and Barry Honig (through an entity he controls), then 5% shareholders, each invested $450,000 and were issued 450,000 shares of Series B and 11,250,000 warrants.  In February 2011, the August 2010 PP was extended and 65,000 shares of Series B and 1,625,000 warrants were sold, of which 40,000 shares of Series B and 1,000,000 warrants were purchased by Scott Frohman, a director.

In February 2011, we agreed to lower the exercise price of the warrants to $0.015 if the investors in the August 2010 PP exercised their warrants.  The following individuals exercised their warrants:

•	Michael Brauser paid $168,750 to exercise 11,250,000 warrants;
•	Feirstein Entity paid $37,500 to exercise 2,500,000 warrants;
•	Barry Honig paid $168,750 to exercise 11,250,000 warrants; and
•	Frost Gamma Investments Trust paid $375,000 to exercise 25,000,000 warrants.

From April 2011 through November 2011, each of Messrs. Michael Brauser and Barry Honig lent Upstream $325,000. In June 2011, Mr. Feirstein lent $50,000 to Upstream. Messrs. Brauser, Honig and Feirstein converted the principal of the loans into the Series A offering and also received 650,000 five-year warrants exercisable at $0.20 per share, post-Reverse Split.

Item 14. Principal Accounting Fees and Services.

Upstream’s Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.   All of the services related to audit fees and audit-related fees charged by Berman & Company, P.A. (“Berman”) in 2011 and 2010, if any, were pre-approved by the Audit Committee.  The following table shows the fees for the years ended December 31, 2011 and December 31, 2010.

	Berman	Berman
	2011	2010
Audit Fees (1)	$60,000	$90,000
Audit Related Fees	$—	$—

(1)	These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services. In its review of non-audit service and its appointment of Berman, as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  Our Audit Committee determined that the rendering of non-audit services by Berman is compatible with maintaining their independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page 31 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Share Exchange Agreement dated May 5, 2009 **	10-Q	8/19/09	2.2
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.I
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Rights	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1	6/24/10	3.8
3.9	Certificate of Amendment – Increase in Capital	10-Q	8/15/11	3.12
3.10	Amended and Restated Certificate of Designation – Series A				Filed
3.11	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.12	Certificate of Designation – Series C	10-K	3/31/11	3.10
3.13	Amended and Restated Bylaws	10-Q	5/20/09	3.3
3.14	Amendment to the Amended and Restated Bylaws				Filed
10.1	Agreement with Republic Metals Corporation	10-K	4/15/09	10.1
10.2	Services Agreement with LeadCreations.com, LLC	10-K	4/15/09	10.5
10.3	Letter Agreement with LeadCreations.com, LLC	10-Q	11/16/09	10.3
10.4	Employment Agreement with Douglas Feirstein*	10-Q	8/19/09	10.4
10.5	Amendment to Douglas Feirstein Employment Agreement dated December 1, 2009*	10-K	3/31/10	10.5
10.6	Employment Agreement with Daniel Brauser *	8-K	7/29/08	10.2
10.7	Amendment to Daniel Brauser Employment Agreement dated May 5, 2009*	10-Q	8/19/09	10.7
10.8	Amendment to Daniel Brauser Employment Agreement dated December 1, 2009*	10-K	3/31/10	10.8
10.9	Amendment to Feirstein and Brauser Employment Agreement dated September 30, 2010*	10-Q	11/12/10	10.6
10.10	Summary of Chuck Wallace Employment Arrangement*	10-K	3/31/11	10.25
10.11	General Release and Separation Agreement – Wallace*				Filed
10.12	2008 Equity Incentive Plan	10-Q	5/20/09	4.1
10.13	Amendment to the 2008 Equity Incentive Plan	10-Q	5/14/10	10.2
10.14	Form of Executive Stock Option Agreement	10-Q	11/21/11	10.1

10.15	Form of Convertible Note	10-Q	11/21/11	10.2
10.16	Form of Subscription Agreement – Series A Offering				Filed
10.17	Stockholders Agreement	10-Q	8/19/09	10.3
10.18	EcoSquid Note				Filed
10.19	EcoSquid License				Filed
10.20	Amendment to EcoSquid License				Filed
21.1	List of Subsidiaries	10-K	3/31/10	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

  *A management contract or compensation plan.

**The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

(i)	the representations and warranties contained in any agreement filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;
(ii)	the agreement may have different standards of materiality than standards of materiality under applicable securities laws;
(iii)	the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;
(iv)	facts may have changed since the date of the agreement; and
(v)	only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreement.

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

***Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 413 North Federal Highway, Ft. Lauderdale, FL 33301.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012

Upstream Worldwide, Inc.

By:	/s/ Douglas Feirstein
Douglas Feirstein
Chief Executive Officer (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Feirstein	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2012
Douglas Feirstein

/s/ Daniel Brauser	Chief Financial Officer (Principal Financial Officer) and Director	March 30, 2012
Daniel Brauser

/s/ Michael Brauser	Co-Chairman	March 30, 2012
Michael Brauser

/s/ Sergio Zyman	Co- Chairman	March 30, 2012
Sergio Zyman

/s/ Scott Frohman	Director	March 30, 2012
Scott Frohman

/s/ Grant Fitzwilliam	Director	March 30, 2012
Grant Fitzwilliam

30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Upstream Worldwide, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of Upstream Worldwide, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upstream Worldwide, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.

Boca Raton, Florida

March 29, 2012

551 NW 77th Street Suite 201 • Boca Raton, FL 33487

Phone: (561) 864-4444 • Fax: (561) 892-3715

www.bermancpas.com • info@bermancpas.com

Registered with the PCAOB• Member AICPA Center for Audit Quality

Member American Institute of Certified Public Accountants

Member Florida Institute of Certified Public Accountants

Upstream Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current Assets:
Cash	$1,791,623	$686,065
Accounts receivable	22,277	251,999
Accounts receivable - related party	-	26,875
Inventory	16,876	135,601
Prepaid expenses and other current assets	24,456	156,300
Prepaid asset - related party - current portion	-	187,627
Debt issue costs	2,858	-
Total Current Assets	1,858,090	1,444,467

Property and Equipment - net	34,980	79,251

Other Assets:
Intangible assets - net	5,556	98,767
Intangible asset - related party - net	-	141,082
Prepaid asset - related party - net of current portion	-	265,805
Other assets	-	89,260
Total Other Assets	5,556	594,914

Total Assets	$1,898,626	$2,118,632

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$1,064,276	$1,078,329
Accounts payable - related party	-	24,332
Accrued expenses	581,451	382,243
Deferred revenue	-	413,985
Note payable, net of discount	29,113	-
Convertible notes payable, net of discount	410,417	-
Derivative liability	29,837	1,615,852
Total Current Liabilities	2,115,094	3,514,741

Stockholders' Deficit:
Convertible Series A preferred stock, ($0.0001 par value, 10,000,000 and 25,000,000 shares authorized, respectively, 4,045,000 and 400,000 issued and outstanding, respectively) Liquidation preference $4,045,000	405	40

Convertible Series B preferred stock, ($0.0001 value per share, 4,000,000 shares authorized, 2,626,250 and 2,943,750 shares issued and outstanding, respectively) Liquidation preference $2,626,250	263	294
Convertible Series C preferred stock, ($0.0001 value per share, 1,000,000 and -0- shares authorized, respectively, 14,797 and -0- shares issued and outstanding, respectively)	1	-

Common stock, ($0.0001 par value, 650,000,000 shares authorized, 303,904,284 and 210,251,816 shares issued and outstanding, respectively)	30,391	21,026
Subscriptions receivable - Convertible Series A preferred stock	(2,000,000)	-
Additional paid in capital	33,202,748	25,869,850
Accumulated deficit	(31,450,276)	(27,007,076)
Accumulated other comprehensive loss	-	(280,243)
Total Stockholders' Deficit	(216,468)	(1,396,109)

Total Liabilities and Stockholders' Deficit	$1,898,626	$2,118,632

See accompanying notes to Consolidated Financial Statements.

Upstream Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2011	2010
Revenue	$5,876,660	$32,547,898
Cost of revenue	2,955,932	11,526,214
Impairment of prepaid expenses - related party	312,712	-
Gross Profit	2,608,016	21,021,684
Sales and marketing expenses	3,007,443	20,821,100
General and administrative expenses	5,331,708	6,995,651
(Gain) loss on settlements of accounts payable	(130,445)	8,405
Impairment of property and equipment	57,871	114,018
Impairment of goodwill and intangible assets	448,734	11,142,273
Loss from Operations	(6,107,295)	(18,059,763)

Other Income (Expense):
Interest expense, net	(421,626)	-
Loss on substantial liquidation of foreign subsidiaries and foreign exchange	(300,293)	(11,258)
Derivative expense - embedded conversion feature of convertible Series B preferred stock issuance	(6,307)	(512,291)
Derivative expense - convertible notes payable	(626,681)	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock	1,687,158	1,840,189
Change in fair value of derivative liability - convertible notes payable	1,396,844	-
Total Other Income - Net	1,729,095	1,316,640
Net Loss Before Income Tax Expense	(4,378,200)	(16,743,123)
Income Tax Expense	-	(48,130)
Net Loss	$(4,378,200)	$(16,791,253)

Basic and Diluted Loss per Common Share:
Net loss	$(4,378,200)	$(16,791,253)
Preferred stock dividends - Series B	(65,000)	(2,943,750)
Net loss available to common stockholders	(4,443,200)	(19,735,003)

Net loss per common share - basic and diluted	$(0.02)	$(0.10)

Weighted average number of common shares outstanding during the period - basic and diluted	254,406,668	197,689,472

Comprehensive Loss:
Net loss	$(4,378,200)	$(16,791,253)
Foreign currency translation adjustment	(20,050)	(244,612)
Comprehensive Loss	$(4,398,250)	$(17,035,865)

See accompanying notes to Consolidated Financial Statements.

Upstream Worldwide, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2011 and 2010

	Series A Preferred Stock, $0.0001 Par Value		Series B Preferred Stock, $0.0001 Par Value		Series C Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Subscriptions	Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Paid in Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2009	3,400,000	$340	-	$-	-	$-	183,208,004	$18,322	$-	$19,080,568	$(35,631)	$(7,272,073)	$11,791,525

Sale of Common Stock	-	-	-	-	-	-	5,758,337	576	-	1,151,091	-	-	1,151,667
Sale of Series B Preferred Stock	-	-	2,943,750	294	-	-	-	-	-	2,943,456	-	-	2,943,750
Conversion of Preferred Stock to Common Stock	(3,000,000)	(300)	-	-	-	-	3,000,000	300	-	-	-	-	-
Stock compensation: stock grants, stock options and warrants	-	-	-	-	-	-	1,270,000	127	-	2,439,043	-	-	2,439,170
Payment of offering costs	-	-	-	-	-	-	-	-	-	(68,795)	-	-	(68,795)
Settlement of accounts payable with common stock	-	-	-	-	-	-	3,240,475	324	-	325,864	-	-	326,188
Common shares issued to investors in connection with Preferred B stock sale	-	-	-	-	-	-	13,775,000	1,378	-	(1,378)	-	-	-
Dividend arising from Preferred B beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	(2,943,750)	(2,943,750)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(244,612)	-	(244,612)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(16,791,253)	(16,791,253)

Balance, December 31, 2010	400,000	40	2,943,750	294	-	-	210,251,816	21,026	-	25,869,850	(280,243)	(27,007,076)	(1,396,109)

Sale of Series A Preferred Stock	4,045,000	405	-	-	-	-	-	-	(2,000,000)	4,044,595	-	-	2,045,000
Sale of Series B Preferred Stock	-	-	65,000	7	-	-	-	-	-	64,993	-	-	65,000
Payment of offering costs	-	-	-	-	-	-	-	-	-	(37,245)	-	-	(37,245)
Warrants issued in connection with Note Payable	-	-	-	-	-	-	-	-	-	10,091	-	-	10,091
Dividend arising from Preferred B beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	(65,000)	(65,000)
Common shares issued to investors in connection with Preferred B stock sale	-	-	-	-	-	-	500,000	50	-	(50)	-	-	-
Issuance of Series C Preferred Stock in connection with Warrant exercise	-	-	-	-	720,938	72	-	-	-	1,081,334	-	-	1,081,406
Conversion of Series A Preferred Stock to Common Stock	(400,000)	(40)	-	-	-	-	400,000	40	-	-	-	-	-
Conversion of Series B Preferred Stock to Common Stock	-	-	(382,500)	(38)	-	-	19,125,000	1,913	-	(1,875)	-	-	-
Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	(706,141)	(71)	70,614,076	7,061	-	(6,991)	-	-	-
Stock based compensation	-	-	-	-	-	-	3,013,392	301	-	2,178,045	-	-	2,178,346
Loss on substantial liquidation of foreign subsidiaries and foreign exchange	-	-	-	-	-	-	-	-	-	-	300,293	-	300,293
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(20,050)	-	(20,050)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,378,200)	(4,378,200)

Balance, December 31, 2011	4,045,000	$405	2,626,250	$263	14,797	$1	303,904,284	$30,391	$(2,000,000)	$33,202,748	$-	$(31,450,276)	$(216,468)

See accompanying notes to Consolidated Financial Statements.

Upstream Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,378,200)	$(16,791,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,187	142,580
Stock based compensation expense	2,178,346	2,436,790
Amortization of prepaid asset - related party	140,720	187,627
Amortization of debt issue costs	2,042	-
Amortization of debt discount into interest expense	414,621	-
Impairment of prepaid expenses	312,712	-
Impairment of property and equipment	57,871	114,018
Impairment of goodwill and intangible assets	448,734	11,142,273
Loss on substantial liquidation of foreign subsidiaries and foreign exchange	300,293	-
(Gain) Loss on settlement of accounts payable	(130,445)	8,405
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	6,307	512,291
Derivative expense pertaining to convertible note payable	626,681	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock issuance	(1,687,158)	(1,840,189)
Change in fair value of derivative liability - convertible notes payable	(1,396,844)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	236,843	(251,999)
Accounts receivable - related party	26,875	1,056,612
Inventory	120,587	713,070
Prepaid and other current assets	151,825	543,329
Increase (decrease) in:
Accounts payable	98,335	(34,662)
Accounts payable - related party	(24,332)	(21,652)
Accrued expenses	244,763	90,609
Deferred Revenues	(421,186)	(1,169,532)
Net Cash Used In Operating Activities	(2,562,423)	(3,161,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	(276,632)	(77,752)
Cash paid to purchase property and equipment	(14,509)	(191,942)
Net Cash Used In Investing Activities	(291,141)	(269,694)

See accompanying notes to Consolidated Financial Statements.

Upstream Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	For the Year Ended December 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable	70,000	-
Principal repayments toward note payable	(35,000)	-
Cash paid for debt issue costs	(4,900)	-
Proceeds from convertible notes payable	800,000	-
Proceeds from sale of convertible Series A preferred stock	2,045,000	-
Proceeds from sale of convertible Series B preferred stock	65,000	2,943,750
Cash paid for direct offering costs of preferred stock	(37,245)	(17,218)
Proceeds from sale of common stock	-	1,151,667
Cash paid for direct offering costs of common stock	-	(51,579)
Proceeds from exercise of warrants	1,081,406	-
Net Cash Provided By Financing Activities	3,984,261	4,026,620

Net Increase (Decrease) in Cash	1,130,697	595,243

Effect of Exchange Rates on Cash	(25,139)	(206,604)

Cash - Beginning of Period	686,065	297,426

Cash - End of Period	$1,791,623	$686,065

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability arising from convertible notes payable	$1,426,681	$-
Derivative liability arising from convertible Series B preferred stock	$71,307	$2,943,750
Conversion of Series A preferred stock into common stock	$40	$300
Conversion of Series B preferred stock into common stock	$38	-
Conversion of Series C preferred stock into common stock	$71	-
Sale of stock for subscriptions receivable	$2,000,000	$-
Settlement of accounts payable with common stock	$-	$328,570
Accrual of covenant not to compete	$-	$50,000
Shares vested to foreign subsidiary managers	$-	$25
Shares issued in connection with convertible Series B preferred stock	$-	$1,378

See accompanying notes to Consolidated Financial Statements.

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 – Organization and Business

Upstream Worldwide, Inc., through our wholly-owned subsidiaries (collectively, “Upstream,” “Company,” “we,” “us,” and/or “our”), helps consumers monetize household items, such as small consumer electronics that they are no longer using.  From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. In mid-2010, we diversified our business by introducing a service similar to our precious metals business, for cellular phones. We stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly, although we continued to service packs coming in from prior precious metals and cellular phone advertising campaigns. In July 2011, we created an online marketplace where consumers interested in selling small consumer electronics that they are no longer using can educate themselves on current market values and sell their items to electronics buyers.

We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of internet advertising, to attract consumers to our website. Our services are free for consumers and we partner with electronics buying companies to offer them a cost efficient customer acquisition model. The economies of scale that we generate allow us to pass savings on to our partners which, in turn, allows them to offer the highest possible prices to consumers.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount allocated to goodwill and other intangible assets and related impairments, the estimated useful lives for amortizable intangible assets and property and equipment, accrued expenses, deferred revenue, the fair value of warrants granted in connection with various financing transactions, share-based payment arrangements, and the fair value of derivative liabilities.

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

Cash

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institutions. At times, our cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On December 31, 2011 and 2010, our deposits exceeded the FDIC limit by approximately $1.6 million and $0.4 million, respectively.

Accounts Receivable

Accounts receivable represent obligations from customers, including a related party customer, the Refinery (Note 9). We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. We did not deem it necessary to record an allowance for doubtful accounts at December 31, 2011 or 2010.

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Inventory

Inventory consists predominantly of gold and other precious metals and is carried at the lower of cost or net realizable value. Cost is the amount paid by us to third parties, which is generally lower than the current market value. As such, we do not deem it necessary to record a reserve for obsolete inventory.

Debt Issue Costs

Direct costs incurred in connection with issuing debt securities or obtaining debt or other credit arrangements are recorded as debt issue costs and are amortized as interest expense over the term of the related debt.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets.

See Note 4 regarding impairment charges pertaining to our property and equipment.

Intangible Assets

Our intangible assets pertain to software related to our website and customer management platform and to our non-compete agreements. We periodically review the carrying values of our long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and record an impairment charge when considered necessary.

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

See Note 5 regarding impairment charges pertaining to our intangible assets.

Goodwill

We test Goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. The goodwill impairment test is conducted using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate of our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment charge.

We reported revenue of $4.1 million during the third quarter of 2010, a decrease of $2.7 million from the $6.8 million reported during the same period of 2009. This represented the first occurrence of a decline in revenue from the same period in a prior year in our history. In addition, the losses from operations for the third quarter and the nine month period ended September 30, were both higher in 2010 as compared with the same periods in 2009. We concluded that these operating performance indicators were sufficient to warrant a review of the carrying amount of our goodwill at September 30, 2010. We reviewed the carrying value of our goodwill, considering both quantitative factors, such as projected future cash flows, as well as qualitative factors, including our limited operating history, the significant fluctuations in our sales volume over the last several quarters and the uncertainty regarding our expansion into similar services for cellular phones. Based on this review, we determined that the value of our goodwill had been impaired. Accordingly, we recorded an impairment charge on our Consolidated Statement of Operations of $11,142,273 for the year ended December 31, 2010 which brought our goodwill value to zero.

Convertible Instruments

We review all of our convertible instruments for the existence of an embedded conversion feature which may require bifurcation, if certain criteria are met. These criteria include circumstances in which:

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Consumer Electronics Referrals

Consumers responding to our advertising campaigns come to our website where they search our database for the item they wish to sell. They are prompted to answer a number of questions regarding the condition of the item and which associated accessories they have, if any. Upon completion of the appraisal questions, they are presented with a listing of offers to purchase their item from our partners. Upon selection of a partner’s offer, the consumer is re-directed to that partner’s website to complete the checkout process. We earn a fee for providing our partners with customers and recognize revenue upon acceptance of the partner’s offer by the consumer.

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Cellular Phones

Cellular phones received in response to our advertisements to purchase them directly were appraised upon receipt from the public based on a variety of factors including the condition of the phone and its level of functionality. To maximize efficiencies, phones were received directly by our electronics partner, ReCellular, Inc. (“ReCellular”), who would perform the appraisal on our behalf.  The appraised value was used to determine the price at which we sold the phone to ReCellular.  On a daily basis, all of the cellular phones received and appraised were sold to ReCellular.  As a result, revenue was recognized the same day the phones were received from the public.

Phones were not returned to the public once they had been received.  In addition, no returns were accepted from ReCellular and upon delivery of the phones to ReCellular, we had no further obligations.

  Precious Metals

We graded the quality of the precious metals purchased from the public and estimated the total quantity received. We then locked in the current spot rate of each metal sufficient to cover the total quantity received in the current batch with the Refinery. After a holding period of at least 10 days the precious metals were delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validated the quality and quantity of the precious metals and would remit payment to us based on the quantity of the pure precious metals at the agreed upon spot rates, as described above. Revenue was recognized upon melting of the precious metals and the validation of the quality and quantity of each precious metal by the Refinery.

No returns were accepted from the Refinery and upon delivery of the precious metals to the Refinery, we had no further obligations.

Deferred Revenue

Upon our estimate of the total quantity of precious metals received and the locking in of the current spot rate for each precious metal, we were able to estimate the total value of the batch received. The Refinery advanced to us, up to 80% of the value of the precious metals we had received, but not yet delivered. This amount was recorded as deferred revenue until the specific batch was melted and processed as described above, at which time, it was recorded as revenue.

Cost of Revenue

Our cost of revenue pertaining to Consumer Electronics Referral revenue, consists primarily of costs to maintain our website. These costs are expensed as incurred. Our cost of revenue pertaining to the sale of cellular phones and precious metals included our cost of acquiring the cellular phones and precious metals, as well as any other direct costs and expenses required to ship, secure, grade, log and process the items internally. In addition, fees and other costs incurred in connection with processing at the Refinery were charged to cost of revenue.

We recorded $140,720 and $187,627 for the years ended December 31, 2011 and 2010, respectively, as cost of revenue pertaining to prepaid refining services and $43,780 and $58,373 for the years ended December 31, 2011 and 2010, respectively, as amortization expense pertaining to a non-compete agreement, both of which pertain to our service agreement with the Refinery.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $1,962,268 and $15,223,698 for the years ended December 31, 2011 and 2010, respectively.

Foreign Currency Transactions

The Consolidated Financial Statements are presented in United States Dollars. The financial position and results of operations of our foreign subsidiaries were measured using the local currency as the functional currency. Assets and liabilities of our foreign subsidiaries were translated from their local currency (British pounds, Canadian dollars and Euros) into the reporting currency, U.S. dollars, using period end exchange rates. Equity transactions were translated using the historical exchange rate that was in effect when the transaction occurred. The resulting translation adjustments were recorded as a separate component of accumulated other comprehensive loss. Revenues and expenses were translated using weighted average exchange rates for the respective periods. Transaction gains and losses resulting from foreign currency transactions were recorded as foreign exchange gains or losses in the consolidated statement of operations. We did not enter into any financial instruments to offset the impact of foreign currency fluctuations.

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

During 2010 and 2011, we slowed, and then stopped, our advertising and marketing in markets outside the United States. As discussed elsewhere in this Report, we wrote off assets that pertain to these operations in 2010 and 2011, as we determined that the assets were no longer expected to provide future economic benefit. At December 31, 2011, the operations outside the United States were substantially liquidated. As such, we removed the amounts attributable to these entities and the accumulated translation adjustments from our Accumulated Other Comprehensive Income and reported it as part of the Loss on substantial liquidation of foreign subsidiaries and foreign exchange on our Consolidated Income Statement for the year ended December 31, 2011.

Share-Based Payment Arrangements

We account for stock options in accordance with Accounting Standards Codification (“ASC”) 718: Compensation – Stock Compensation. ASC 718 requires generally that all equity awards be accounted for at “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest for awards that vest over time, and in the period of grant for awards that vest immediately. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in cost of goods sold or general and administrative expense in the Consolidated Statement of Operations, depending on the nature of the services provided.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes,” which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

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

During 2011 and 2010, we recorded impairment expenses resulting from the write off of certain intangible assets, goodwill, and from the write off of property and equipment and certain prepaid expenses. These impairment expenses are not deductible for tax purposes.

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

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The computation of basic and diluted loss per share for the years ended December 31, 2011 and 2010, excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Convertible Notes Payable (See Note 6)	8,000,000	—
Convertible Series A Preferred Stock	20,225,000	400,000
Convertible Series B Preferred Stock	131,312,500	147,187,500
Convertible Series C Preferred Stock	1,479,674	—
Stock Warrants	14,800,003	92,268,753
Stock Options	291,502,890	81,316,214
	467,320,067	321,172,467

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

In August 2011, the Florida Attorney General (the “AG”) initiated an official investigation into whether or not we engaged in unfair trade practices in violation of its “Little FTC Act.”  The investigation is due to consumer complaints.  Because we generally relied on third parties to handle the products we sold, the Refinery for precious metals and ReCellular for phones and smart phones.  Under Florida law, the remedies include actual damages, civil penalties, and attorneys’ fees.  To date, we have provided a comprehensive response to the AG demonstrating that we acted properly. The AG’s investigation is ongoing.  We expect that our management will meet with the AG in April 2012 to discuss this matter further. Although we believe that we have not violated any laws, there can be no assurance that the Attorney General will agree. We have not accrued a liability for this matter as we believe the likelihood of our incurring damages or penalties is remote.

Customer and Vendor Concentrations

During the year ended December 31, 2011 and 2010, the Refinery represented approximately 43% and 97%, respectively, of our revenue. During the year ended December 31, 2011, ReCellular represented approximately 53% of our revenue. At December 31, 2011, the amount due from the Refinery comprised approximately 38% of our accounts receivable, and two consumer electronics recycling partners comprised approximately 28% and 16% of our accounts receivable. At December 31, 2010, approximately 90% of our accounts receivable was due from ReCellular.

During the year ended December 31, 2011, one vendor represented approximately 25% of our total purchases, and during the year ended December 31, 2010, one vendor represented approximately 11% of our total purchases. At December 31, 2011, one vendor comprised approximately 27%, of our accounts payable, and at December 31, 2010, two vendors comprised approximately 16% and 12%, of our accounts payable.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance in these Consolidated Financial Statements.

Note 3 – Fair Value

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

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

The following are the major categories of liabilities measured at fair value on a nonrecurring basis at December 31, 2011 and 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At December 31, 2011		At December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$—	$—	$—	$—
Level 2
None	—	—	—	—
Level 3
Derivative liability	—	29,837	—	1,615,852
	$—	$29,837	$—	$1,615,852

The following table reflects the change in fair value of our goodwill and derivative liabilities for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Balance at January 1	$—	$1,615,852	$11,142,273	$—
Derivative liability arising from sale of Series B preferred stock	—	71,306	—	1,615,852
Derivative liability arising from issuance of convertible notes payable	—	1,426,681	—	—
Change in value of derivative liability – Series B preferred stock	—	(1,687,157)	—	—
Change in value of derivative liability – convertible notes	—	(1,396,844)	—	—
Impairment of goodwill	—	—	(11,142,273)	—
Balance at December 31	$—	$29,837	$—	$1,615,852

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

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 4 – Property and Equipment

Property and equipment consist of the following at December 31, 2011 and 2010:

	Balance at December 31, 2011	Balance at December 31, 2010	Estimated Useful Life
Leasehold Improvements	$50,852	$105,678	*
Security Equipment	29,795	68,459	7 years
Hardware and Software	40,819	22,393	3 years
Office Equipment	3,386	13,549	3 years
	124,852	210,079
Impairment charges	(57,871)	(114,018)
Less: Accumulated Depreciation	(32,001)	(16,810)
Property and Equipment, Net	$34,980	$79,251

* The shorter of three years or the life of the lease.

During the fourth quarter of 2010, we changed our business plan in the United Kingdom and European markets, whereby we no longer managed advertising, fulfillment, or grading, logging and storing of gold and other precious metals directly.  In connection with this change, we recorded an impairment of $114,018 pertaining to the assets used in these functions as they were not expected to provide future economic benefit. During the fourth quarter of 2011, we recorded a similar impairment charge of $57,871 pertaining to our assets used in these functions in the United States.

Depreciation expense on property and equipment amounted to $15,201 and $46,448 for the years ended December 31, 2011 and 2010, respectively.

Note 5 – Intangible Assets

Our intangible assets were comprised of a non-compete agreement with the Refinery (Note 9) and other intangibles including an additional non-compete agreement and website related costs. Our remaining intangible asset at December 31, 2011 pertains to the purchase of our website domain address. Intangible asset values and the related accumulated amortization are as follows:

	Intangible Asset – Related Party	Other Intangible Assets
Gross value at December 31, 2011	$291,865	$448,942
Less: Impairment Charges	(97,288)	(351,446)
Accumulated amortization at December 31, 2011	(194,577)	(91,940)
Net value at December 31, 2011	$—	$5,556

Gross value at December 31, 2010	$291,865	$141,502
Accumulated amortization at December 31, 2010	(150,783)	(42,735)
Net value at December 31, 2010	$141,082	$98,767

Our intangible assets all have a definite life and are amortized on a straight-line basis over their estimated useful lives of between three and five years. Amortization expense amounted to $92,986 and $96,132 for the years ended December 31, 2011 and 2010, respectively.

Due to the decline of our revenues from precious metals and in connection with the adaptations we made to our approach to the electronics recycling market, we reviewed the recoverability of our assets pertaining to those portions of our business.  As a result of this review, we determined that our prepaid refinery costs and certain intangible assets, including our non-compete agreement with the Refinery and software development costs pertaining to our website and back-end systems, had been impaired.  Accordingly, on September 30, 2011 we recorded an impairment charge of $312,712 related to our prepaid refining services and $448,734 related to our intangible assets.

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2011:

Future Amortization Expense
2012	$3,333
2013	2,223
Total	$5,556

Note 6 – Debt

Notes Payable

In October 2011, we received $70,000 from an investor pursuant to a note payable which we used for working capital purposes.  The note was due the earlier of six-months from the date of the note, or the closing of a financing transaction in which we raise at least $3 million in gross proceeds.  In lieu of interest, the note-holder was issued 1,000,000 warrants to purchase our common stock.  The warrants are exercisable at $0.014 per share for a period of five years.  The fair value of the warrants was determined to be $10,091 based upon management assumptions using the Black-Scholes pricing model using the following assumptions:

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

We repaid $35,000 in principal on this note in December 2011 and the remaining $35,000 in January 2012.

Convertible Notes Payable

During the second quarter of 2011, we received $550,000 pursuant to convertible notes payable (the “Q2 2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $250,000 was received from a stockholder, $250,000 was received from our Co-Chairman of the Board, and $50,000 was received from our Chief Executive Officer.

During the third quarter of 2011, we received $100,000 pursuant to convertible notes payable (the “Q3 2011 Convertible Notes”) which we used for working capital purposes.

During the fourth quarter of 2011, we received $150,000 pursuant to convertible notes payable (the “Q4 2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $75,000 was received from a stockholder, and $75,000 was received from our Co-Chairman of the Board.

The Q2 2011 Convertible Notes, Q3 2011 Convertible Notes, and the Q4 2011 Convertible Notes each had a one-year term, an annual interest rate of approximately 0.5%, and, following a qualified financing transaction involving common stock or common stock equivalents in which we received gross proceeds in excess of $500,000 (“Future Financing”), became convertible into our common stock at 50% of the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the financing transaction.  A Future Financing closed and the Q2 Convertible Notes, Q3 Convertible Notes, and the Q4 Convertible Notes became convertible at $0.10 per share.

In addition, following the Future Financing, holders of the Q2 2011 Convertible Notes, Q3 2011 Convertible Notes, and Q4 2011 Convertible Notes shall be entitled to receive a number of warrants to purchase our common stock equal to the number of shares they may receive as a result of the conversion described above. The warrants are exercisable for five-years and are exercisable at $0.20 per share. There were no offering costs associated with this transaction.

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

We evaluated the conversion feature embedded in the Q2 2011 Convertible Notes, Q3 2011 Convertible Notes, and Q4 2011 Convertible Notes to determine whether such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We determined that since the exercise price of the convertible debt contained a variable conversion feature, such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.

We estimated the fair value of the conversion feature of the Q2 2011 Convertible Notes to be $968,970 using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected dividends	0%
Expected volatility	273.24%
Expected term – embedded conversion option	1-year
Risk free interest rate	0.157%

We recorded $550,000 of the value of the conversion feature to a discount, $418,970 as a derivative expense, and recorded a corresponding derivative liability of $968,970. The discount amount is being amortized to interest expense over the contracted term of the Q2 2011 Convertible Notes.  During the year ended December 31, 2011, we amortized $350,000 to interest expense pertaining to the discount.

We estimated the fair value of the conversion feature of the Q3 2011 Convertible Notes to be $178,375 using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected dividends	0%
Expected volatility	283.74%
Expected term – embedded conversion option	1-year
Risk free interest rate	0.154%

We recorded $100,000 of the value of the conversion feature to a discount, $78,375 as a derivative expense, and recorded a corresponding derivative liability of $178,375. The discount amount is being amortized to interest expense over the contracted term of the Q3 2011 Convertible Notes.  During the year ended December 31, 2011, we amortized $41,667 to interest expense pertaining to the discount.

We estimated the fair value of the conversion feature of the Q4 2011 Convertible Notes to be $279,336 using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected dividends	0%
Expected volatility	329.99%
Expected term – embedded conversion option	1-year
Risk free interest rate	0.096%

We recorded $150,000 of the value of the conversion feature to a discount, $129,336 as a derivative expense, and recorded a corresponding derivative liability of $279,336. The discount amount is being amortized to interest expense over the contracted term of the Q4 2011 Convertible Notes.  During the year ended December 31, 2011, we amortized $18,750 to interest expense pertaining to the discount.

At December 31, 2011, we determined that the fair value of the derivative liability pertaining to the Q2 2011 Convertible Notes, Q3 2011 Convertible Notes, and the Q4 2011 Convertible Notes was $29,837 based on the following weighted average variables:

Expected dividends	0%
Expected volatility	300.88%
Expected term	6-months
Risk free interest rate	0.130%

We recorded a gain of $1,396,844 during the year ended December 31, 2011, representing the net change in the fair value of the derivative liability pertaining to the Q2 2011 Convertible Notes, Q3 2011 Convertible Notes, and Q4 2011 Convertible Notes.

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

In January 2012, the Q2 2011 Convertible Notes, Q3 2011 Convertible Notes, and Q4 2011 Convertible Notes were converted into 1,600,000 shares of our 2011 Series A PS (as defined in Note 7) and we issued 8,000,000 warrants to purchase our common stock, after giving effect to the Reverse Split as defined in Note 7, with an exercise price of $0.20 per share.

Note 7 – Stockholders’ Equity (Deficit)

On June 1, 2011 we increased our authorized capital to 650,000,000 shares of common stock.

Convertible Series A Preferred Stock

Our Convertible Series A Preferred Stock sold in 2008 (“2008 Series A PS”) had no voting rights, no liquidation preference, and was not entitled to receive dividends. Each share of the 2008 Series A PS was convertible into one share of our common stock at the election of the holder. We have determined that no beneficial conversion feature or derivative financial instruments existed in connection with the 2008 Series A PS as the conversion rate was fixed at an amount equal to the market price of our common stock.

On January 25, 2010, 3,000,000 shares of our 2008 Series A PS were converted into 3,000,000 shares of our common stock by our now Co-Chairman of the Board.

On March 9, 2011, 400,000 shares of our 2008 Series A PS were converted into 400,000 shares of our common stock.  As a result, there are no 2008 Series A PS outstanding at December 31, 2011.

In December 2011, we offered a new Convertible Series A Preferred Stock (“2011 Series A PS”) to investors. Each share of 2011 Series A PS had a $1.00 per share price and automatically converts into five shares of our common stock upon effecting a reverse stock split reducing the outstanding common stock to approximately 10 million shares (the “Reverse Split”). The five to one ratio is after giving effect to the Reverse Split. The Series A has a $1.00 liquidation price and votes on an as-converted basis. We have determined that no beneficial conversion feature or derivative financial instruments existed at December 31, 2011 in connection with the 2011 Series A PS.

During December 2011, we sold 4,045,000 shares of 2011 Series A PS for gross proceeds of $4,045,000. Of this amount $2,000,000 was received in January 2012. Accordingly, at December 31, 2011, we recorded a subscription receivable of $2,000,000 on our Consolidated Balance Sheet.

During the first quarter of 2012, we sold an additional $1,326,000 of our 2011 Series A PS, including the conversion of $800,000 of our convertible notes payable, which was converted into 1,600,000 shares of 2011 Series A PS (Note 6), and closed the offering. All of these securities were sold without registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. In connection with the sale of the 2011 Series A PS, we paid direct offering costs totaling $20,569.

In January 2012, we offered price protection to the purchasers of the 2011 Series A PS (“Purchasers”) whereby if we sell securities, including options, warrants, or convertible securities, with the purpose of raising capital from investors, at a price, or with an exercise or conversion price, of less than the 2011 Series A PS conversion price (as defined in the Amended and Restated Certificate of Designation filed with the Secretary of the State of Delaware on November 29, 2011), then:

(c)	the conversion price of any outstanding 2011 Series A PS shall be automatically reduced to the sale price, or the exercise or conversion price, or
(d)	if converted, we shall issue additional shares of our common stock to the Purchasers respecting the common shares still owned by the Purchasers as a result of their conversion of the 2011 Series A PS, such that the average per share purchase price of these common shares then owned by the Purchasers is equal to the lower price offered in the subsequent sale of securities.

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

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

The 73,593,750 common stock purchase warrants were exercisable at $0.06 per share for a period of three years. The fair value of the warrants was determined to be $1,161,358 based upon management assumptions using the Black-Scholes pricing model. This amount was treated as an additional dividend and recorded as additional paid in capital.

As discussed under Common Stock below, certain investors in the August 2010 PP, that had also invested in the March 2010 PP, received a number of shares of common stock such that, including the shares purchased in the March 2010 PP and the shares purchased in the August 2010 PP, the average price paid per share was $0.06.

Douglas Feirstein, our Chief Executive Officer, invested $100,000 in the August 2010 PP through an entity which he controls. This entity acquired 100,000 shares of Series B preferred stock and 2,500,000 warrants to purchase our common stock. In addition, the now Co-Chairman of our Board of Directors invested $450,000 in the August 2010 PP and acquired 450,000 shares of Series B preferred stock and 11,250,000 warrants to purchase our common stock.

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

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

During February 2011, we sold 0.65 Units, or 65,000 shares of 2010 Series B PS and 1,625,000 warrants to purchase our common stock, including 0.40 Units to the then Chairman of our Board of Directors, under the same terms as the August 2010 PP. There were no significant offering costs associated with this transaction.

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

During 2011, 382,500 shares of 2010 Series B PS were converted into 19,125,000 shares of our common stock.

On August 16, 2011, the beneficial conversion feature of the 2010 Series B PS expired.  We recorded a gain of $1,687,158 for the period from January 1, 2011 through August 16, 2011 representing the net change in the fair value of the derivative liability pertaining to the ratchet provision of the 2010 Series B PS.

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

As discussed above, during February 2011, we sold 0.65 Units, or 65,000 shares of 2010 Series B PS and 1,625,000 warrants to purchase our common stock, including 0.40 Units to our then Chairman of our Board of Directors, under the same terms as the August 2010 PP.  In addition, we offered to lower the exercise price of all 75,218,750 common stock purchase warrants purchased under the 2010 Series B PS offering, including the 1,625,000 discussed above, to $0.015 per share from the original $0.06 per share if the shareholders exercised their warrants by mid-February 2011. Based on this offer, 72,093,750 warrants were exercised for gross proceeds of $1,081,406.  The shareholders received 720,938 shares of our Series C Preferred Stock, which were convertible into 72,093,750 shares of our common stock upon the increase of our authorized number of shares to 650 million, subject to a 9.99% blocker which prevents the conversion of the Series C into common stock if such conversion would result in the shareholder beneficially owning over 9.99% of our outstanding common stock. In connection with this transaction, we paid direct offering costs totaling $16,676.

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

During 2011, 706,141 shares of 2011 Series C PS were converted into 70,614,076 shares of our common stock.

Common Stock

2010 Common Stock Transactions

On March 31, 2010, we closed on a private placement transaction (the “March 2010 PP”) whereby we issued 5,758,337 shares of our common stock at $0.20 per share. Gross proceeds from the sale amounted to $1,151,667, which was used for working capital. Offering costs associated with this transaction amounted to $51,579.

Included in the March 2010 PP was an investment of $50,000 by Douglas Feirstein, our Chief Executive Officer and an investment of $25,000 from Michael Moran, then our Vice President of Corporate Development.

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

Shares Granted to Directors, Consultants and Employees

During October 2008, we granted 300,000 shares of restricted common stock to a director upon appointment to the Board. The grant had a fair value of $183,000 based upon the quoted closing trading price of the stock on the date of the grant. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date. In connection with his resignation on March 9, 2010, 200,000 shares of common stock that had not yet vested, were immediately vested. We recorded $110,030 for the year ended December 31, 2010 as expense pertaining to this grant, including $94,780 as a result of the accelerated vesting.

During December 2008, we granted an aggregate of 2,000,000 shares of common stock to two employees. The grant had a fair value of $600,000 based upon the quoted closing trading price of the stock on the date of the grant. Of the 2,000,000 shares, 500,000 were fully vested and the remaining 1,500,000 shares vest over a period of 30 months. We recorded $90,000 and $114,839 for the years ended December 31, 2011 and 2010, respectively, as expense pertaining to this grant.

During March 2009, we granted 750,000 shares of common stock to two employees. The grant had a fair value of $292,500 based upon the quoted closing trading price of the stock on the date of the grant and will vest over a period of 36 months. We recorded $211,250 for the year ended December 31, 2010 as expense pertaining to this grant.

During October 2009, we issued 865,601 shares of restricted common stock, having a fair value of $190,987, based upon the quoted closing trading price of our common stock as of the issuance dates, to directors. The shares vest annually over a three-year period, subject to continued service as a director on each applicable vesting date. We recorded $49,912 for the year ended December 31, 2011 as expense pertaining to this grant and $104,183 for the year ended December 31, 2010 as expense pertaining to this grant, including $34,375 resulting from the accelerated vesting of shares granted to Neil McDermott in connection with his resignation from the Board on March 9, 2010.

During January 2010, we issued 120,000 shares of common stock, having a fair value of $36,000, based upon the quoted closing trading price of our common stock as of the issuance dates, to a consultant for technology services. This amount was recorded as expense in the period the shares were granted.

During February 2010, we granted 27,778 shares of common stock, having a fair value of $7,500 based on the quoted closing trading price of our common stock as of the grant date, to a director. The shares vest over a one-year period, subject to continued service as a director on the vesting date. We recorded $1,250 and $6,250 for the years ended December 31, 2011 and 2010, respectively, as expense pertaining to this grant.

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

During May 2010, we issued 3,240,475 shares of common stock, having a fair value of $326,188, based upon the quoted closing trading price of our common stock as of the issuance dates, to vendors as consideration for outstanding accounts payable owed to them. We recorded a loss of $8,405 on the settlement of accounts payable in connection with this transaction.

During July 2010, we granted 821,428 shares of common stock, having a fair value of $57,500 based on the quoted closing trading price of our common stock as of the grant date, to a director. The shares vest over a one-year period, subject to continued service as a director on the vesting date. We recorded $28,750 in each of the years ended December 31, 2011 and 2010 as expense pertaining to this grant.

During November 2010, we issued 200,000 shares of our common stock, with a fair value of $4,000 based on the quoted closing price, to an employee for services rendered. This amount was recorded as expense in the period the shares were granted.

During December 2011, we issued 1,000,000 shares of our common stock, with a fair value of $5,000 based on the quoted closing price, to a vendor for services rendered. This amount was recorded as expense in the period the shares were granted.

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

The agreement was terminated effective March 15, 2010. As a result, 3,125,000 warrants were cancelled and no further warrants vested after that date. We recorded $166,275 for year ended December 31, 2010 as expense pertaining to this grant.

During the first quarter of 2011, 72,093,750 warrants were exercised for gross proceeds of $1,081,406.  The warrant holders received shares of our 2011 Series C PS, which, subject to blocking provisions for certain significant shareholders, were convertible into our common stock upon the increase of our authorized number of shares to 650 million shares. There were no significant offering costs associated with this transaction.

During September 2011, 8,000,000 warrants with a weighted average exercise price of $0.44 expired.

The following summarizes our warrant activity for the years ended December 31, 2011 and 2010:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding – December 31, 2009	21,800,003	$0.350	2.3
Granted	73,593,750	0.040
Exercised	—	—
Forfeited or Cancelled	(3,125,000)	0.230
Outstanding – December 31, 2010	92,268,753	$0.110	2.3
Granted	2,625,000	0.015
Exercised	(72,093,753)	0.015
Forfeited or Cancelled	(8,000,000)	0.444
Outstanding – December 31, 2011	14,800,003	$0.247	1.1
Exercisable – December 31, 2011	11,675,003	$0.252	1.4

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

At December 31, 2010, the total intrinsic value of all warrants outstanding and exercisable was $-0-.

As discussed in Note 6, in January 2012, we granted 8,000,000 warrants to purchase our common stock, after giving effect to the Reverse Split, in connection with the conversion of our Convertible Notes Payable. The warrants have an exercise price of $0.20 and are exercisable for five years. The estimated fair value of these stock warrants on their date of grant was $2,903,592, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	0.752%
Expected dividend yield	0.0%
Expected volatility	356.11%
Expected life	5-Years
Expected forfeitures	0%

Stock Option Grants

On March 10, 2010, we increased the aggregate number of shares of common stock which may be issued pursuant to the 2008 Equity Incentive Plan from 8,000,000 to 27,000,000.

On October 20, 2008, we granted 573,134 stock options to contractors and non-employee directors for services to be rendered. The options are exercisable over a five-year term at $0.61 per share. Of the total options granted, 373,134 were issued to two non-employee directors under the terms of the Plan vesting annually in equal increments over a three-year period. The remaining 200,000 options were fully vested upon issuance. These options had an aggregate fair value of $275,964 using the Black-Scholes option-pricing model. We recorded $48,260 and $59,888 for the years ended December 31, 2011 and 2010, respectively, as expense pertaining to the 373,134 option grant. The 200,000 fully vested options, had a fair value of $96,300, and were expensed in full during 2008.

On December 31, 2008, we granted 250,000 stock options to an employee for future services. The options were exercisable over a five-year term, vesting quarterly in equal increments over a three-year term. These options were exercisable at $0.36 per share and had a fair value of $75,225 using the Black-Scholes option-pricing model. On March 15, 2010, the remaining unvested options were cancelled. We recorded $6,269 for the year ended December 31, 2010 as expense pertaining to this grant.

On April 1, 2009, we granted 250,000 stock options to an employee for future services. These options are exercisable at $0.31 per share over a five-year term, vesting quarterly in equal increments over a three-year term, and had a fair value of $71,100 using the Black-Scholes option-pricing model. In 2011, we accelerated the vesting on the remaining unvested options. We recorded $30,284 and $23,700 for the years ended December 31, 2011 and 2010, respectively, as expense pertaining to this grant. As discussed further below, on August 3, 2010, the exercise price on these stock options was reduced to $0.035 per share.

During the third quarter of 2009, we granted 1,164,709 stock options to the members of our board of directors for future services. The options are exercisable at a weighted average $0.23 per share over a five-year term, vesting quarterly in equal increments over a three-year term. These options had a fair value of $257,837 using the Black-Scholes option-pricing model We recorded $110,758 and $103,187 for the years ended December 31, 2011 and 2010, respectively, as expense pertaining to this grant. Included in the total for year ended December 31, 2010 is a charge for $32,145 resulting from the accelerated vesting of options granted to Neil McDermott in connection with his resignation from the Board on March 9, 2010.

During December 2009, we granted 10,977,991 stock options to our employees for future services. The options are exercisable at an exercise price of $0.27 per share over a five-year term, vesting quarterly in equal increments over a four-year term. These options had a fair value of $2,974,821 using the Black-Scholes option-pricing model. We recorded $627,392 and $824,615 for the years ended December 31, 2011 and 2010, respectively, as expense pertaining to these grants. Included in the total for the year ended December 31, 2010 is a charge for $156,910 resulting from the accelerated vesting of options granted to our former Chief Operating Officer in connection with his separation agreement. As discussed further below, on August 3, 2010, the exercise price on some of these stock options was reduced to $0.035 per share.

During the second quarter of 2010, we granted 3,900,000 stock options to our employees for future services, including 3,500,000 to our Chief Accounting Officer. These options had a fair value of $554,241 using the Black-Scholes option-pricing model using the following assumptions:

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Risk-free interest rate	0.17 - 2.46%
Expected dividend yield	0%
Expected volatility	197.39 - 207.65%
Expected life	6 mos - 5 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.15 per share over five years, with 656,250 vesting immediately and the remainder vesting quarterly in equal increments over a four-year term. We recorded $135,638 and $186,764 for the years ended December 31, 2011 and 2010, respectively, as expense pertaining to these grants.

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

The 57,781,187 stock options are exercisable at a weighted average exercise price of $0.037 per share over five years.  We recorded $670,894 and $390,790 for the years ended December 31, 2011 and 2010, respectively as expense pertaining to these grants.

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

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Risk-free interest rate	1.03 - 1.50%
Expected dividend yield	0%
Expected volatility	268.40%
Expected life	5 years
Expected forfeitures	0%

 The options are exercisable at a weighted average exercise price of $0.02 per share over five years. The shares granted to our Chief Executive Officer vest in monthly installments over a twelve month period and the shares granted to our former President vested immediately. We recorded $100,000 and $60,000 for the year ended December 31, 2011 and 2010, respectively, as expense pertaining to these grants.

During the second quarter of 2011, we granted 12,392,477 stock options to employees for future services. These options had a fair value of $256,046 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	3.26%
Expected dividend yield	0%
Expected volatility	272.67%
Expected life	10 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.021 per share over a ten-year term and have vesting periods of up to 4-years. We recorded $66,079 for year ended December 31, 2011 as expense pertaining to this grant

During the third quarter of 2011, we granted 200,000,000 stock options to employees, including 100,000,000 to our Chief Executive Officer and 100,000,000 to our Chief Financial Officer for future services. These options had a fair value of $2,600,000 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	1.992%
Expected dividend yield	0%
Expected volatility	300.67%
Expected life	10 years
Expected forfeitures	0%

The options have an exercise price of $0.013 per share, a ten-year term and vest over a 4-year period. We recorded $189,583 for year ended December 31, 2011 as expense pertaining to this grant

In addition, we lowered the exercise price on 34,537,252 stock options previously granted to our Chief Executive Officer and 100,000,000 to our Chief Financial Officer. Pursuant to ASC 718 and fair value accounting, we treated this as a modification of an award of equity instruments. These new options will continue to vest according to the terms of the original grants. The fair value of the replacement awards was $977 more than the fair value of the original awards. Accordingly, this amount is being amortized into expense over the remaining vesting periods. We used the Black-Scholes option-pricing model using following weighted average assumptions to calculate the fair value of the replacement awards:

Risk-free interest rate	0.887%
Expected dividend yield	0%
Expected volatility	300.67%
Expected life	3.81 years
Expected forfeitures	0%

During the fourth quarter of 2011, we granted 3,068,269 stock options to employees in connection with their separation from the Company. These options had a fair value of $24,546 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	2.054%
Expected dividend yield	0%
Expected volatility	341.50%
Expected life	10 years
Expected forfeitures	0%

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The options are exercisable at a weighted average exercise price of $0.008 per share over a ten-year term and were completely vested by December 31, 2011. We recorded $24,546 for year ended December 31, 2011 as expense pertaining to this grant

The following table summarizes our stock option activity for the two-year period ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2009	13,215,834	$0.450	4.8
Granted	69,681,187	0.045
Exercised	––	––
Forfeited or Cancelled	(1,580,807)	0.250
Balance at December 31, 2010	81,316,214	0.044	4.6	—
Granted	215,460,746	0.013
Exercised	––	––
Forfeited or Cancelled	(5,274,070)	0.063
Balance at December 31, 2011	291,502,890	$0.019	8.0	$—
Exercisable at December 31, 2011	45,153,917	$0.040	4.3	$—

The following table summarizes our stock option activity for non-vested options for the period from December 31, 2009 through December 31, 2011:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	12,731,897	$0.280
Granted	69,681,187	0.045
Vested	(12,817,720)	0.115
Cancelled or Forfeited	(1,577,004)	0.250
Balance at December 31, 2010	68,018,360	$0.069
Granted	215,460,746	0.013
Vested	(33,687,193)	0.058
Cancelled or Forfeited	(3,442,940)	0.063
Balance at December 31, 2011	246,348,973	$0.022

The weighted-average grant date fair value of options granted during the years ended December 31, 2011 and 2010 was $0.013 and $0.042, respectively. Total unamortized compensation expense related to stock options at December 31, 2011 amounted to $5,249,434 and is expected to be recognized over a weighted average period of 3.5 years.

On January 27, 2012, Chuck Wallace, our President and Chief Operating Officer, resigned. In connection with his resignation, we agreed to issue Mr. Wallace 500,000 fully vested stock options, after giving effect to the Reverse Split, exercisable at $0.20 per share. These options had a fair value of $181,483 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	1.898%
Expected dividend yield	0.0%
Expected volatility	356.11%
Expected life	10-Years
Expected forfeitures	0%

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 8 – Income Taxes

 We recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The domestic and foreign components of our consolidated net pre-tax loss from operations for the respective periods are as follows:

	Year ended December 31,
	2011	2010
Domestic loss	$(3,373,205)	$(16,952,104)
Foreign income (loss)	(1,004,995)	208,981
Consolidated Net loss before income tax expense	$(4,378,200)	$(16,743,123)

The valuation allowance at December 31, 2010 was $4,373,000. The net change in valuation allowance during the year ended December 31, 2011 was an increase of $2,761,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2011.

We are subject to examination by federal and state taxing authorities for the 2008 and subsequent tax years. We have a net operating loss carryforward totaling $14,466,000 at December 31, 2011, expiring through 2031. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets are as follows:

	December 31,
	2011	2010
Current deferred tax assets:	$(150,000)	$—
Discount on Convertible Notes	2,000	52,000
Accrued Expenses
Subtotal current deferred tax asset	$(148,000)	$52,000

Non-current deferred tax assets and liabilities:
Intangible Assets	$122,000	$(243,000)
Fixed Assets	(120,000)	(13,000)
Stock Options	1,428,000	630,000
Net operating loss carryover	5,852,000	3,947,000
Subtotal non-current deferred tax asset	7,282,000	4,321,000

Current deferred tax asset (liability)	$(148,000)	$52,000
Non-current deferred tax asset (liability)	7,282,000	4,321,000
Total deferred tax asset	$7,134,000	$4,373,000
Less: valuation allowance	(7,134,000)	(4,373,000)
Net deferred tax assets	$—	$—

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The components of the income tax provision on operations for the year ended December 31, 2011 and the December 31, 2010 are as follows:

	December 31,
	2011	2010
Current
Federal	$—	$—
Foreign	—	48,000
State	—	—

Deferred	—	48,000
Federal	—	—
Foreign	—	—
State	—	—
	$—	$48,000

The actual tax expense (benefit) differs from the expected tax expense (benefit) for the year ended December 31, 2011 and the December 31, 2010 (computed by applying the U.S. Federal Corporate income tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	December 31,
	2011	2010

Expected tax expense (benefit) - federal	$(1,508,000)	$(5,693,000)
Expected tax expense (benefit) - state	(161,000)	(608,000)
Foreign rate differential	(11,000)	3,000
Goodwill impairment	—-	4,193,000
Change in fair value of derivative liability - embedded conversion feature	(922,000)	(500,000)
Meals & entertainment	2,000	3,000
All other	(161,000)	1,000
Change in Valuation Allowance	2,761,000	2,649,000
Actual tax expense	$—	$48,000

Note 9 – Related Party Transactions

Refinery

On June 1, 2008, we entered into a five-year agreement (“Service Agreement”) with Republic Metals Corporation, (the “Refinery”), whereby we agreed to sell all of our precious metals in the United States exclusively to the Refinery and the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them. As consideration for this agreement, we issued to the Refinery 3,187,143 (as retroactively restated to take into account the effects of the recapitalization) fully vested shares of our common stock valued at $1,230,000.

We ascribed $938,135 to prepaid refining services and $291,865 to a non-compete agreement. During the years ended December 31, 2011 and 2010, we recorded $140,720 and $187,627, respectively, as cost of sales for the amortization of prepaid refining services and $43,780 and $58,373, respectively, as amortization expense for the amortization of the non-compete agreement.

As described in more detail above, we reviewed the recoverability of our assets pertaining to our precious metals business at September 30, 2011.  As a result of this review, we determined that our prepaid refinery costs and our non-compete agreement with the Refinery had been impaired.  Accordingly, during 2011 we recorded an impairment charge of $312,712 related to our prepaid refining services and $97,288 related to our intangible assets.

An officer of the Refinery was a member of our Board of Directors until his resignation on January 30, 2012.

Upstream Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Marketing Services

We purchase online marketing and lead generation services from a company in which our former President is a 50% shareholder. Our pricing is calculated at a 10% markup to their cost, capped at $1.50 per lead. This markup is exclusively for the unrelated 50% shareholders. Our former President does not share in any profits earned by this vendor for services rendered to us.

During the years ended December 31, 2011 and 2010, we recorded $230,462 and $3,009,257, respectively, of marketing expense pertaining to this vendor.

Note 10 – Subsequent Events

Financing Transactions

In January 2012, we repaid $35,000 in principal on our notes payable, brining the balance to zero.

In January 2012, the Q2 2011 Convertible Notes, Q3 2011 Convertible Notes, and Q4 2011 Convertible Notes were converted into 1,600,000 shares of our 2011 Series A PS and we issued 8,000,000 warrants to purchase our common stock, after giving effect to the Reverse Split, with an exercise price of $0.20 per share.

During the first quarter of 2012, we sold an additional $1,336,000 of our 2011 Series A PS, including the conversion of $800,000 of our convertible notes payable.

Board and Management Changes

Charles Pearlman and Jason Rubin resigned as directors on January 26, 2012 and January 30, 2012, respectively.

On January 27, 2012, we appointed Sergio Zyman as a director and Executive Chairman of the Company. In connection with his appointment, Mr. Zyman purchased 500,000 shares of our 2011 Series A PS. Mr. Zyman is 66 years old.

On January 27, 2012, Chuck Wallace, our President and Chief Operating Officer, resigned. In connection with his resignation, we agreed to issue Mr. Wallace 500,000 stock options, after giving effect to the Reverse Split, exercisable at $0.20 per share. Daniel Brauser, the Company’s Chief Financial Officer, was appointed as President to replace Mr. Wallace, and we appointed Nikhil Raman to serve as our Chief Operating Officer. Mr. Raman will receive a base salary of $125,000 per year.

