Form 10-Q
period 2012-03-31
Upstream Worldwide, Inc.
filed 2012-05-15
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2012
Common Stock, $0.0001 par value per share	303,904,284 shares

Upstream Worldwide, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Upstream Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash	$3,974,600	$1,791,623
Accounts receivable	42,061	22,277
Inventory	-	16,876
Prepaid expenses and other current assets	27,467	24,456
Debt issue costs	-	2,858
Total Current Assets	4,044,128	1,858,090

Property and Equipment - net	70,635	34,980

Other Assets:
Intangible assets - net	4,722	5,556
Total Other Assets	4,722	5,556

Total Assets	$4,119,485	$1,898,626

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$533,118	$1,064,276
Accrued expenses	603,779	581,451
Note payable, net of discount	-	29,113
Convertible notes payable, net of discount	-	410,417
Derivative liability	347,768	29,837
Total Current Liabilities	1,484,665	2,115,094

Stockholders' Equity (Deficit):
Convertible Series A preferred stock, ($0.0001 par value, 10,000,000 shares authorized, 6,956,000 and 4,045,000 issued and outstanding, respectively)	696	405
Convertible Series B preferred stock, ($0.0001 par value, 4,000,000 shares authorized, 2,626,250 shares issued and outstanding) Liquidation preference $2,626,250	263	263
Convertible Series C preferred stock, ($0.0001 par value, 1,000,000 shares authorized, 14,797 shares issued and outstanding)	1	1
Series D preferred stock ($0.0001 par value, -0- shares authorized, issued and outstanding) liquidation value of $10.00 per share	-	-
Common stock, ($0.0001 par value, 650,000,000 shares authorized, 303,904,284 shares issued and outstanding)	30,391	30,391
Subscriptions receivable - Convertible Series A preferred stock	(50,000)	(2,000,000)
Additional paid in capital	35,439,290	33,202,748
Accumulated deficit	(32,785,821)	(31,450,276)
Total Stockholders' Equity (Deficit)	2,634,820	(216,468)

Total Liabilities and Stockholders' Equity (Deficit)	$4,119,485	$1,898,626

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenue	$244,607	$3,721,711
Cost of revenue	27,675	1,876,814
Gross Profit	216,932	1,844,897
Sales and marketing expenses	327,770	2,117,822
General and administrative expenses	670,152	1,535,548
Loss from Operations	(780,990)	(1,808,473)

Other Income (Expense):
Interest expense, net	(396,783)	-
Gain on settlements of accounts payable	175,666	-
Loss on foreign exchange	-	(1,098)
Derivative expense - embedded conversion feature of convertible Series B preferred stock issuance	-	(6,307)
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock	(127,022)	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock	-	116,017
Change in fair value of derivative liability - convertible notes payable	14,329	-
Total Other Income (Expense) - Net	(333,810)	108,612
Net Loss	$(1,114,800)	$(1,699,861)

Basic and Diluted Loss per Common Share:
Net loss	$(1,114,800)	$(1,699,861)
Preferred stock dividends - Series B	-	(65,000)
Net loss available to common stockholders	(1,114,800)	(1,764,861)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	303,904,284	211,366,260

Comprehensive Loss:
Net loss	$(1,114,800)	$(1,699,861)
Foreign currency translation adjustment	-	(21,578)
Comprehensive Loss	$(1,114,800)	$(1,721,439)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,114,800)	$(1,699,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,318	33,752
Stock based compensation expense	90,065	627,840
Amortization of prepaid asset - related party	-	46,907
Amortization of debt issue costs into interest expense	2,858	-
Amortization of debt discount into interest expense	395,470	-
Gain on settlement of accounts payable	(175,666)	-
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	-	6,307
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	127,022	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock issuance	-	(116,017)
Change in fair value of derivative liability - convertible notes payable	(14,329)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(19,784)	(461,471)
Accounts receivable - related party	-	(11,900)
Inventory	16,876	97,927
Prepaid and other current assets	(3,011)	(121,931)
Increase (decrease) in:
Accounts payable	(330,493)	(161,911)
Accounts payable - related party	-	(4,555)
Accrued expenses	24,099	337,518
Deferred Revenues	-	(180,035)
Net Cash Used In Operating Activities	(994,375)	(1,607,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	-	(20,094)
Cash paid to purchase property and equipment	(42,139)	-
Net Cash Used In Investing Activities	(42,139)	(20,094)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments toward note payable	(35,000)	-
Proceeds from sale of convertible Series A preferred stock	3,261,000	-
Proceeds from sale of convertible Series B preferred stock	-	65,000
Cash paid for direct offering costs of preferred stock	(6,509)	(14,020)
Proceeds from exercise of warrants	-	1,081,412
Net Cash Provided By Financing Activities	3,219,491	1,132,392

Net Increase (Decrease) in Cash	2,182,977	(495,132)
Effect of Exchange Rates on Cash	-	(12,163)
Cash - Beginning of Period	1,791,623	686,065

Cash - End of Period	$3,974,600	$178,770

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid after period end to acquire intangible assets	$-	$138,494
Derivative liability transferred to Additional Paid in Capital upon conversion of Convertible Notes Payable	$15,508	$-
Accrued interest on Convertible Notes Payable contributed to Additional Paid in Capital	$1,770	$-
Derivative liability arising from issuance of price protection on Series A preferred stock	$220,746	$-
Derivative liability arising from issuance of convertible Series B preferred stock	$-	$65,000
Sale of stock for subscriptions receivable	$50,000	$-
Conversion of Series A preferred stock into common stock	$-	$40

See accompanying notes to unaudited interim condensed consolidated financial statements.

Upstream Worldwide, Inc. and Subsidiaries Notes to Unaudited Interim Condensed Consolidated Financial Statements March 31, 2012

Note 1 – Organization and Business

Upstream Worldwide, Inc., through our wholly-owned subsidiaries (collectively, “Upstream,” “Company,” “we,” “us,” and/or “our”), helps individuals monetize household items, such as small consumer electronics that they are no longer using.  From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. In mid-2010, we diversified our business by introducing a service similar to our precious metals business, for cellular phones. We stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly, although we continued to service packs coming in from prior precious metals and cellular phone advertising campaigns. In July 2011, we created an online marketplace where individuals interested in selling small consumer electronics that they are no longer using (“Consumers”) can educate themselves on current market values and sell their items to electronics buyers.

We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of internet advertising, to attract individuals to our website. Our services are free for Consumers and we partner with electronics buying companies to offer them a cost efficient customer acquisition model.

Note 2 – Significant Accounting Policies

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2011 and 2010. The financial information as of December 31, 2011 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011.  The interim results for the three month period ended March 31, 2012 is not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any future interim period.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Upstream and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount allocated to intangible assets; the estimated useful lives for amortizable intangible assets and property and equipment; accrued expenses; the fair value of warrants granted in connection with various financing transactions; share-based payment arrangements; and the fair value of derivative liabilities.

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

Upstream Worldwide, Inc. and Subsidiaries Notes to Unaudited Interim Condensed Consolidated Financial Statements March 31, 2012

Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position or on the results of operations or cash flows for the periods presented.

Cash

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institutions. At times, our cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On March 31, 2012 and December 31, 2011, our deposits exceeded the FDIC limit by approximately $3.6 million and $1.6 million, respectively.

Accounts Receivable

Accounts receivable represent obligations from our customers. We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. We did not deem it necessary to record an allowance for doubtful accounts at March 31, 2012 or December 31, 2011.

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

Upstream Worldwide, Inc. and Subsidiaries Notes to Unaudited Interim Condensed Consolidated Financial Statements March 31, 2012

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

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured.

Consumer Electronics Referrals

Individuals responding to our advertising campaigns come to our website where they search our database for the item they wish to sell. They are prompted to answer a number of questions regarding the condition of the item and which associated accessories they have, if any. Upon completion of the appraisal questions, they are presented with a listing of offers to purchase their item from our partners. We earn a fee for providing our partners with customers and recognize revenue upon acceptance of the partner’s offer by the Consumer.

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

Precious Metals

We graded the quality of the precious metals purchased from the public and estimated the total quantity received. We then locked in the current spot rate of each metal sufficient to cover the total quantity received in the current batch with our precious metals partner, Republic Metals Corporation, Inc. (“Refinery”). After a holding period of at least 10 days the precious metals were delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validated the quality and quantity of the precious metals and would remit payment to us based on the quantity of the pure precious metals at the agreed upon spot rates, as described above. Revenue was recognized upon melting of the precious metals and the validation of the quality and quantity of each precious metal by the Refinery.

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

We recorded $46,907 for the three months ended March 31, 2011 as cost of revenue pertaining to prepaid refining services and $4,878 for the three months ended March 31, 2011 as amortization expense pertaining to a non-compete agreement, both of which pertain to our service agreement with the Refinery.

Upstream Worldwide, Inc. and Subsidiaries Notes to Unaudited Interim Condensed Consolidated Financial Statements March 31, 2012

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $285,169 and $1,465,777 for the three month periods ended March 31, 2012 and 2011, respectively.

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

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest for awards that vest over time, and in the period of grant for awards that vest immediately. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in cost of goods sold or general and administrative expense, depending on the nature of the services provided.

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

The computation of basic and diluted loss per share for the three month periods ended March 30, 2012 and 2011, respectively, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Convertible Series A Preferred Stock	34,780,000	—
Convertible Series B Preferred Stock	131,312,500	150,437,500
Convertible Series C Preferred Stock	1,479,674	72,093,750
Stock Warrants – Series A Preferred Stock	125,000	—
Stock Warrants – Common Stock	22,500,003	21,800,003
Stock Options	71,484,608	81,316,214
	261,681,785	325,647,467

Legal Proceedings

Upstream Worldwide, Inc. and Subsidiaries Notes to Unaudited Interim Condensed Consolidated Financial Statements March 31, 2012

In August 2011, the Florida Attorney General (the “AG”) initiated an official investigation into whether or not we engaged in unfair trade practices in violation of its “Little FTC Act.”  The investigation is due to consumer complaints.  We generally relied on third parties to handle the products we sold, the Refinery for precious metals and ReCellular for phones and smart phones.  Under Florida law, the remedies include actual damages, civil penalties, and attorneys’ fees.  To date, we have provided a comprehensive response to the AG demonstrating that we acted properly. Although we believe that we have not violated any laws, there can be no assurance that the Attorney General will agree. In April 2012, we met with the AG to discuss the matter and address their concerns. Though the AG’s investigation is ongoing, we believe that we will be able to reach a resolution that will not have a material impact on our financial statements.  We have not accrued a liability for this matter as we believe the likelihood of our incurring material damages or penalties is remote.

Customer and Vendor Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended		Percentage of Accounts Receivable at
	March 31, 2012	March 31, 2011	March 31, 2012	December 31, 2011
Customer A	33%	—	47%	41%
Customer B	18%	—	9%	20%
Customer C	12%	—	22%	25%
Customer D	14%	—	9%	—
Customer E	—	53%	—	—
Customer F	—	47%	—	38

The following table shows significant concentrations in our purchases for the periods indicated.

	Percentage of Purchases During the Three Months Ended
	March 31, 2012	March 31, 2011
Vendor A	29%	—
Vendor B	17%	—
Vendor C	—	26%

Recent Accounting Pronouncements

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS.  ASU 2011-04 requires reporting entities to disclose additional information for fair value measurements categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011.

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

Upstream Worldwide, Inc. and Subsidiaries Notes to Unaudited Interim Condensed Consolidated Financial Statements March 31, 2012

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At March 31, 2012		At December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$—	$—	$—	$—
Level 2
None	—	—	—	—
Level 3
Derivative liability	—	347,768	—	29,837
	$—	$347,768	$—	$29,837

The following table reflects the change in fair value of our derivative liabilities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Assets	Liabilities	Assets	Liabilities

Balance at beginning of period	$—	$29,837	$—	$1,615,852
Derivative liability arising from sale of Series B preferred stock	—		—	71,306
Change in value of derivative liability – convertible notes	—	(14,329)	—	—
Elimination of beneficial conversion feature of convertible notes (See Note 4)	—	(15,508)	—	—
Derivative liability arising from issuance of price protection on Series A preferred stock	—	220,746	—	—
Change in value of derivative liability – Series A preferred stock	—	127,022	—	—
Change in value of derivative liability – Series B preferred stock	—	—	—	(116,017)
Balance at end of period	$—	$347,768	$—	$1,571,141

 We have determined the estimated fair value amounts using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of the respective balance sheet dates and have determined that, as of such dates, the carrying value of all financial instruments approximates fair value.

Note 4 – Debt

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

During the first quarter of 2012, we recorded $5,887 as interest expense pertaining to the discount on the note payable and $2,858 as interest expense pertaining to debt issue costs associated with the note payable.

Upstream Worldwide, Inc. and Subsidiaries Notes to Unaudited Interim Condensed Consolidated Financial Statements March 31, 2012

Convertible Notes Payable

During 2011, we received $800,000 pursuant to convertible notes payable (the “2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $325,000 was received from a large stockholder, $325,000 was received from our now Co-Chairman of the Board, and $50,000 was received from our Chief Executive Officer, and $100,000 was received from another stockholder.

The 2011 Convertible Notes had a one-year term, an annual interest rate of approximately 0.5%, and, following a qualified financing transaction involving common stock or common stock equivalents in which we received gross proceeds in excess of $500,000 (“Future Financing”), became convertible into our common stock at 50% of the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the financing transaction.  A Future Financing closed and on January 27, 2012, the 2011 Convertible Notes were converted into 1,600,000 shares of our Series A Preferred Stock (as defined in Note 5).

During the first quarter of 2012, we recorded $389,583 as interest expense pertaining to the discount on the 2011 Convertible Notes.

We evaluated the conversion feature embedded in the 2011 Convertible Notes and determined that since the exercise price of the convertible debt contained a variable conversion feature, such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.

At December 31, 2011, we determined that the fair value of the derivative liability pertaining to the 2011 Convertible Notes was $29,837 using the Black-Scholes pricing model.

On January 27, 2012, we determined that the fair value of the derivative liability pertaining to the 2011 Convertible Notes was $15,508 based on the following weighted average variables:

Expected dividends	0%
Expected volatility	356.11%
Expected term	5-months
Risk free interest rate	0.07%

We recorded a gain of $14,329 during January 2012, representing the net change in the fair value of the derivative liability pertaining to the 2011 Convertible Notes and, as the derivative liability is eliminated upon conversion, recorded the remaining $15,508 as additional paid in capital.

In addition, following the Future Financing, holders of the 2011 Convertible Notes received 8,000,000 warrants, which are not subject to the Reverse Split as defined in Note 5, to purchase our common stock at $0.20 per share.

Note 5 – Stockholders’ Equity (Deficit)

Convertible Series A Preferred Stock

On November 18, 2011, our Board authorized the sale of up to 10,000,000 shares of Convertible Series A Preferred Stock (“2011 Series A PS”), with a par value of $0.0001 per share.  The 2011 Series A PS have:

a)	Seniority and a liquidation preference over all classes of common stock, but subordinate to our Series B Preferred Stock and Series C Preferred Stock;

b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2011 Series A PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

c)	A stated liquidation value of $1 per share;

d)	No stated dividends; and

Upstream Worldwide, Inc. and Subsidiaries Notes to Unaudited Interim Condensed Consolidated Financial Statements March 31, 2012

e)	Automatic conversion (subject to blocking provisions for certain significant shareholders) into common shares upon the consummation of the Reverse Split (as defined below) at a rate of five common shares for each share of 2011 Series A PS. Shares of the 2011 Series A PS are not subject to the Reverse Split.

During December 2011, we sold 4,045,000 shares of 2011 Series A PS for gross proceeds of $4,045,000. Of this amount $2,000,000 was received in January 2012. During the first quarter of 2012, we sold an additional $1,311,000 of our 2011 Series A PS, and converted $800,000 of our convertible notes payable into 1,600,000 shares of 2011 Series A PS (Note 4). At March 31, 2012, we had a subscription receivable for $50,000, which we collected in April 2012. During the second quarter of 2012, we sold an additional $50,000 of our 2011 Series A PS. In connection with the sale of the 2011 Series A PS, we incurred direct offering costs totaling $6,509 during the first quarter of 2012.

In January 2012, we offered price protection to the purchasers of the 2011 Series A PS (“Purchasers”) whereby if we sell securities, including options, warrants, or convertible securities, with the purpose of raising capital from investors, at a price, or with an exercise or conversion price, of less than the 2011 Series A PS conversion price (as defined in the Amended and Restated Certificate of Designation filed with the Secretary of the State of Delaware on November 29, 2011), then:

a)	the conversion price of any outstanding 2011 Series A PS shall be automatically reduced to the sale price, or the exercise or conversion price, or

b)	if converted, we shall issue additional shares of our common stock to the Purchasers respecting the common shares still owned by the Purchasers as a result of their conversion of the 2011 Series A PS, such that the average per share purchase price of these common shares then owned by the Purchasers is equal to the lower price offered in the subsequent sale of securities.

At that time, we determined that the price protection feature constituted a derivative liability and estimated the fair value of such liability to be $220,746 using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	0.76%
Expected dividend yield	0.0%
Expected volatility	357.47%
Expected life	5-Years
Expected forfeitures	0%

We recorded the $220,746 liability and a corresponding debit to accumulated deficit on January 27, 2012.

On March 31, 2012, we determined that the fair value of the derivative liability pertaining to the 2011 Series A PS was $347,768 using the Black-Scholes option pricing model based on the following variables:

Expected dividends	0%
Expected volatility	379.08%
Expected term	5-years
Risk free interest rate	1.04%

We recorded a loss of $127,022 during the first quarter of 2012, representing the net change in the fair value of the derivative liability pertaining to the 2011 Series A PS from January 27, 2012 through March 31, 2012.

Convertible Series B Preferred Stock

On August 3, 2010, our Board authorized the sale of up to $4,000,000 of Units in a private placement (the “August 2010 PP”), whereby each Unit consisted of 100,000 shares of Convertible Series B Preferred Stock (“2010 Series B PS”) and 2.5 million warrants to purchase our common stock. The 2010 Series B PS have:

a)	Seniority to all classes of common and preferred stock existing or issued in the future;

b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2010 Series B PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

c)	A stated liquidation value of $1 per share, and a liquidation preference of the greater of $1 per share, or the amount that would be due if all 2010 Series B PS shares had been converted to common stock immediately prior to the liquidation event;

Upstream Worldwide, Inc. and Subsidiaries Notes to Unaudited Interim Condensed Consolidated Financial Statements March 31, 2012

d)	No stated dividends; and

e)	An option by the holder to convert each share into common shares at a price conversion ratio of $0.02 per share.

Convertible Series C Preferred Stock

On March 25, 2011, our Board authorized the sale of up to 1,000,000 shares of Convertible Series C Preferred Stock (“2011 Series C PS”), with a par value of $0.0001 per share.  The 2011 Series C PS have:

a)	Seniority to all classes of common stock and all preferred stock issued in the future with a liquidation preference senior to the common stock;

b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2011 Series C PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

c)	A liquidation preference of the greater of the original issue price, or the amount that would be due if all 2011 Series C PS shares had been converted to common stock immediately prior to the liquidation event;

d)	No stated dividends; and

e)	Automatic conversion (subject to blocking provisions for certain significant shareholders) into common shares at a rate of 100 shares of common for each share of 2011 Series C PS.

Common Stock

Our Board has submitted for shareholder approval an amendment to our Certificate of Incorporation to effect a 1-for-52.4846 reverse stock split, which will reduce our fully-diluted outstanding common share count to approximately 10,000,000 common shares (the “Reverse Split”). The following securities are not subject to the Reverse Split and therefore will not be impacted, should the Reverse Split be approved by the shareholders:

	Number of Securities Outstanding at March 31, 2012	Common Stock Equivalents
Series A preferred stock	6,956,000	34,780,000
Warrants to purchase Series A preferred stock	25,000	125,000
Warrants to purchase common stock issued to holders of the 2011 Convertible Notes	8,000,000	8,000,000
Stock options granted	500,000	500,000
Total common stock equivalents		43,405,000

 Shares Granted to Directors, Consultants and Employees

We did not issue any stock grants during the three months ended March 31, 2012.

We recorded $12,478 and $73,103 during the three months ended March 31, 2012 and 2011, respectively, as non-cash compensation expense pertaining to stock grants.

Warrants

In connection with a settlement of an outstanding balance in our accounts payable, we issued 25,000 warrants to purchase our 2011 Series A PS. The warrants have an exercise price of $1.00 and are exercisable for five years. The estimated fair value of these stock warrants on their date of grant was $25,000, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	1.06%
Expected dividend yield	0.0%
Expected volatility	374.05%
Expected life	5-Years
Expected forfeitures	0%

The $25,000 value of these warrants was included in the calculation of our gain on the settlement of accounts payable during the three months ended March 31, 2012.

In January 2012, we granted 8,000,000 warrants to purchase our common stock, which are not subject to the Reverse Split, to the holders of our Convertible Notes Payable. The warrants have an exercise price of $0.20 and are exercisable for five years. The estimated fair value of these stock warrants on their date of grant was $50,383, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Upstream Worldwide, Inc. and Subsidiaries Notes to Unaudited Interim Condensed Consolidated Financial Statements March 31, 2012

Risk-free interest rate	0.752%
Expected dividend yield	0.0%
Expected volatility	356.11%
Expected life	5-Years
Expected forfeitures	0%

These warrants were to be issued to the note holders upon the completion of a Future Financing. As such, we considered these warrants to be a cost of the Future Financing, the recording of which had a net effect of zero on our additional paid in capital account.

During the first quarter of 2012, 300,000 warrants with a weighted average exercise price of $0.30 expired unexercised.

The following summarizes our warrant activity for the three months ended March 31, 2012:

	Series A Preferred Stock			Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2011	-	$-	—	14,800,003	$0.247	1.1
Granted	25,000	0.200		8,000,000	0.200
Exercised	-	-		-	-
Cancelled/Forfeited	-	-		(300,000)	0.300
Outstanding - March 31, 2012	25,000	$0.200	5.0	22,500,003	$0.230	2.3

Exercisable - March 31, 2012	25,000	$0.200	5.0	22,500,003	$0.230	2.3

The aggregate intrinsic value of the warrants at March 31, 2012 and December 31, 2012 was $0. There was no expense pertaining to warrants recorded during the three months ended March 31, 2011.

Stock Option Grants

During the first quarter of 2012, we granted 500,000 stock options, which are not subject to the Reverse Split, to our former Chief Operating Officer in connection with his separation from the Company. These options had a fair value of $3,150 using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.90%
Expected dividend yield	0%
Expected volatility	356.11%
Expected life	10 years
Expected forfeitures	0%

The options have an exercise price of $0.20 per share over a ten-year term and were completely vested at the time of the grant. We recorded $3,150 during the three months ended March 31, 2012 as expense pertaining to this grant.

We recorded $77,587 and $554,737 during the three months ended March 31, 2012 and 2011, respectively, as non-cash compensation expense pertaining to stock option grants.

Upstream Worldwide, Inc. and Subsidiaries Notes to Unaudited Interim Condensed Consolidated Financial Statements March 31, 2012

The following table summarizes our stock option activity for the period from December 31, 2011 through March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2011	291,502,890	$0.019	8.0	$-
Granted	500,000	0.200
Forfeited or Canceled	(220,518,282)	0.015
Outstanding – March 31, 2012	71,484,608	$0.032	4.1	$-

Exercisable - March 31, 2012	41,763,868	$0.041	4.1	$-

The following table summarizes our stock option activity for non-vested options for the period from December 31, 2011 through March 31, 2012:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	246,348,973	$0.022
Granted	500,000	0.006
Vested	(3,903,565)	0.07
Cancelled or Forfeited	(213,224,668)	0.015
Balance at March 31, 2012	29,720,740	$0.072

Note 6 – Subsequent Events

On February 29, 2012, EcoSquid Acquisition, Inc. (“Acquisition Corp”), an entity owned in part by Michael Brauser, our Co-Chairman of the Board, Douglas Feirstein, our Chief Executive Officer, Daniel Brauser, our President and Chief Financial Officer and Nik Raman, our Chief Operating Officer, acquired Fort Knox Recycling, LLC, doing business as EcoSquid.  The purchase price was $500,000 in cash.

In connection with this acquisition, Acquisition Corp, entered into a 60-day $350,000 promissory note (the “Promissory Note”) payable to certain members of Fort Knox Recycling, LLC.  The Promissory Note had an interest rate of 0.2% per annum and was secured by Acquisition Corp’s 70% membership interests in Fort Knox Recycling, LLC.  We were a party to the Promissory Note as well, but viewed ourselves as guarantor since Acquisition Corp had sufficient capital to meet the obligations and provided 100% of the collateral for the Promissory Note.  As such, we estimated the value of our guarantee at zero, and did not record a liability upon execution of the Promissory note.  The Promissory Note was repaid in full by Acquisition Corp during March, April and May 2012.

On April 24, 2012, we acquired 100% of Acquisition Corp. by issuing 350,000 shares of Series D preferred stock to the Acquisition Corp shareholders including 90,000 shares each to Messrs. Doug Feirstein, Daniel Brauser, and Nik Raman and 25,000 shares each to Mr. Michael Brauser and another Upstream shareholder. The Series D shares: (i) have a liquidation preference equal to $10.00 per share, (ii) do not have voting rights and (iii) are not convertible into Upstream’s common stock. Acquisition Corp owns the intellectual property that Upstream licensed from EcoSquid in order to implement its comparison technology platform.

We valued the transaction at $500,000, based on the amount of cash paid by Acquisition Corp. for the acquisition of EcoSquid. Acquisition Corp. had no other assets, liabilities, revenues or expenses. We ascribed the full $500,000 to the comparison technology platform. This valuation is preliminary. Hence, the fair market value of Acquisition Corps assets and liabilities at the date of acquisition could differ substantially, impacting the purchase price allocation. We incurred $30,924 in legal expenses pertaining to this acquisition during the first quarter of 2012, which is included in our general and administrative expense for that period.

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

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, the amount allocated to intangible assets; the estimated useful lives for amortizable intangible assets and property, plant and equipment; accrued expenses; the fair value of warrants granted in connection with various financing transactions; share-based payment arrangements; and the fair value of derivative liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Company Overview

Upstream Worldwide, Inc. is a technology based company focused on creating an online marketplace where individuals interested in selling small consumer electronics that they are no longer using (“Consumers”) can:

•	Research the current market value for their items, based on the make, model and condition of each item,
•	Efficiently find and compare offers for those items from top-rated buyers,
•	Review satisfaction ratings and customer reviews of each buyer,
•	Determine the offer they wish to accept, and
•	Immediately complete their transaction directly with the buyer of their choice.

We have a low cost, highly scalable and flexible business model that allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors. We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of internet advertising, to attract individuals to our website. Our services are free for Consumers. We partner with reputable electronics buying companies that require a cost efficient customer acquisition model. The economies of scale that we generate allow us to pass savings on to our partners which, in turn, allows them to offer the highest possible prices to Consumers.

Our corporate headquarters are located at 413 North Federal Highway in Ft. Lauderdale, Florida and our phone number is (954) 915-1550. Our consumer facing website can be found at www.usell.com and our corporate website can be found at www.UpstreamWorldwide.com. The information on our websites is not incorporated in this report.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. See Note 2 to our unaudited interim condensed consolidated financial statements found elsewhere in this report and Note 2 to our Consolidated Financial Statements for the year ended December 31, 2011 as filed with the SEC for further discussion regarding our critical accounting policies and estimates.

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

Revenue Recognition

From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. In mid-2010, we diversified our business by introducing a service similar to our precious metals business, for cellular phones. We stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly, although we continued to service packs coming in from prior precious metals and cellular phone advertising campaigns. In July 2011, we created an online marketplace where Consumers can educate themselves on current market values and sell their items to electronics buyers.

Revenue is recognized when all of the following conditions exist: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured.

Consumer Electronics Referrals

Individuals responding to our advertising campaigns come to our website where they search our database for the item they wish to sell. They are prompted to answer a number of questions regarding the condition of the item and which associated accessories they have, if any. Upon completion of the appraisal questions, they are presented with a listing of offers to purchase their item from our partners. We earn a fee for providing our partners with customers and recognize revenue upon acceptance of the partner’s offer by the Consumer.

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

Precious Metals

We graded the quality of the precious metals purchased from the public and estimated the total quantity received. We then locked in the current spot rate of each metal sufficient to cover the total quantity received in the current batch with our precious metals partner, Republic Metals Corporation, Inc. (“Refinery”). After a holding period of at least 10 days the precious metals were delivered to the Refinery to be melted. Upon melting the precious metals, the Refinery validated the quality and quantity of the precious metals and would remit payment to us based on the quantity of the pure precious metals at the agreed upon spot rates, as described above. Revenue was recognized upon melting of the precious metals and the validation of the quality and quantity of each precious metal by the Refinery.

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

Share-Based Payment Arrangements

We account for stock options in accordance with Accounting Standards Codification (“ASC”) 718: Compensation – Stock Compensation. ASC 718 requires generally that all equity awards be accounted for at “fair value.” Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest for awards that vest over time, and in the period of grant for awards that vest immediately. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in cost of goods sold or general and administrative expense, depending on the nature of the services provided.

Results of Operations

We help individuals monetize household items, such as small consumer electronics that they are no longer using.  From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. By mid-2010, the market for precious metals had retracted and we diversified our business by introducing a service similar to our precious metals business, for cellular phones. During the fourth quarter of 2010, our cellular phone business began to gain traction and our revenue from the sale of cellular phones began to make up a substantial percentage of our business.  As a result of this trend, we stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly, although we continued to service packs coming in from prior precious metals and cellular phone advertising campaigns.

In July 2011, we began to focus more intently on our core strength of cost-effective customer acquisition, and created an online marketplace where individuals interested in selling small consumer electronics that they are no longer using can educate themselves on current market values and sell their items to top-rated, reputable buyers. This strategy also allows us to quickly expand into new product categories beyond cellular phones, such as smartphones, digital cameras, MP3 players, handheld game consoles, etc.

  Results for the Three Months Ended March 31, 2012, Compared to the Three Months Ended March 31, 2011

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Three Months Ended March 31,		Change	Change
	2012	2011	(Dollars)	(Percentage)
Revenue	$244,607	$3,721,711	$(3,477,104)	-93%
Cost of Revenue	27,675	1,876,814	(1,849,139)	-99%
Gross Profit	216,932	1,844,897	(1,627,965)	-88%
Sales and Marketing	327,770	2,117,822	(1,790,052)	-85%
General and Administrative	670,152	1,535,548	(865,396)	-56%
Operating Loss	(780,990)	(1,808,473)	1,027,483	57%
Other (Expense) Income	(333,810)	108,612	(442,422)	-407%
Net Loss	$(1,114,800)	$(1,699,861)	$585,061	-34%

Comparison of revenue, cost of revenue and the resulting gross margins for the three months ended March 31, 2012 to the same period in 2011 highlights the effects of the changes to our business over the last few quarters, as discussed above. During the first quarter of 2012, our revenue was generated by earning fees for providing our partners with customers. During the first quarter of 2011, our revenue was generated by selling precious metals and cellular phones that we had purchased from the public.

Our revenue demonstrates a strong correlation to our level of spending on advertising and marketing. During the transition of our approach, we lowered our advertising expenses considerably while we tested our new message to Consumers and adjusted based on feedback and results. This resulted in lower revenue during 2012, as compared with 2011.

Our direct cost of revenue for generating leads for our partners is minimal, consisting primarily of costs to access and maintain our website. During 2011, we paid individuals a percentage of the market value of the items we purchased from them. In addition, we had to maintain facilities and personnel to ship, secure, grade, log and process the items we purchased. In connection with the change in approach, we were able to eliminate these costs. As a result, we have a higher gross margin, on a percentage basis, during 2012, as compared to the same period in 2011.

Our sales and marketing expenditures represent one of our most significant costs, amounting to 134% and 57% of revenue for the three months ended March 31, 2012 and 2011, respectively.  We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract Consumers to our website. Our sales and marketing costs include production costs to produce and edit advertisements as well as the costs to run them. During 2012, our advertising and marketing costs exceeded our revenue as we incurred significant production costs to generate advertisements with our new message and optimized the placement of those advertisements. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness based on a variety of metrics, including response rates, conversion rates and average revenue statistics.

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

Other expense during the three months ended March 31, 2012 was attributable predominantly to interest expense associated with our convertible notes payable and a net loss on the change in market value of our derivative liabilities. Other income during the same period of 2011 was attributable primarily to a gain on the change in market value of our derivative liabilities, partially offset by a derivative expense and a loss on foreign exchange. The expense in 2012 is net of a gain of $175,666 pertaining to the settlement of accounts payable balances with certain vendors.

Liquidity and Capital Resources

We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract Consumers to our website where we help them monetize household items, such as small consumer electronics that they are no longer using. These advertising and marketing campaigns are our most significant use of cash from operations. Payment policies for these campaigns vary by advertising medium and by vendor. Payment terms vary as well, but in general payment for our advertisements is due within 2-weeks or less of when the advertisement airs. Other significant uses of cash include production costs to create our advertisements, salary expense for our employees, and professional fees.

Cash receipts from our partners, for providing them with customers, are generally received by us within 7 to 10 days of the order being placed with the partner by the Consumer.

We incurred a loss from operations of $780,990 during the three months ended March 31, 2012 (including non-cash charges for stock based compensation of $90,065). We used $994,375 in cash from operations during the three months ended March 31, 2012. As of March 31, 2012 we had an accumulated deficit of $32,785,821, and working capital of $2,559,463.

Our investing activities used net cash of $42,139, to purchase property and equipment. During the same period, our financing activities generated $3,219,491 in net proceeds, mainly comprised of proceeds from the sale of our preferred stock, partially offset by the repayment of an outstanding note payable to an investor in the amount of $35,000.

During 2011, we received $800,000 pursuant to convertible notes payable (the “2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $325,000 was received from a large stockholder, $325,000 was received from our now Co-Chairman of the Board, and $50,000 was received from our Chief Executive Officer, and $100,000 was received from another stockholder.

The 2011 Convertible Notes had a one-year term, an annual interest rate of approximately 0.5%, and, following a qualified financing transaction involving common stock or common stock equivalents in which we received gross proceeds in excess of $500,000 (“Future Financing”), became convertible into our common stock at 50% of the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the financing transaction.  A Future Financing closed and on January 27, 2012, the 2011 Convertible Notes were converted into 1,600,000 shares of our Series A Preferred Stock. In addition, following the Future Financing, holders of the 2011 Convertible Notes received 8,000,000 warrants to purchase our common stock, which are not subject to the Reverse Split, with an exercise price of $0.20 per share, and are exercisable for five years.

In 2011, our Board authorized the sale of up to 10,000,000 shares of Convertible Series A Preferred Stock, par value of $0.0001 per share (“2011 Series A PS”):

a)	During December 2011, we sold 4,045,000 shares of 2011 Series A PS for gross proceeds of $4,045,000. Of this amount $2,000,000 was received in January 2012.

b)	During the first quarter of 2012, we sold an additional 1,311,000 shares of our 2011 Series A PS for $1,311,000, and converted $800,000 of our convertible notes payable, which was converted into 1,600,000 shares of 2011 Series A PS. Of this amount, $50,000 was collected in April 2012.

c)	During the second quarter of 2012, we sold an additional $50,000 of our 2011 Series A PS.

Each share of 2011 Series A PS had a $1.00 per share price and automatically converts into five shares of our common stock upon the Reverse Split, as defined below. In connection with the sale of the 2011 Series A PS, we incurred direct offering costs totaling $6,509 during the first quarter of 2012.

In January 2012, we offered price protection to the purchasers of the 2011 Series A PS (“Purchasers”) whereby if we sell securities, including options, warrants, or convertible securities, with the purpose of raising capital from investors, at a price, or with an exercise or conversion price, of less than the 2011 Series A PS conversion price (as defined in the Amended and Restated Certificate of Designation filed with the Secretary of the State of Delaware on November 29, 2011), then:

a)	the conversion price of any outstanding 2011 Series A PS shall be automatically reduced to the sale price, or the exercise or conversion price, or

b)	if converted, we shall issue additional shares of our common stock to the Purchasers respecting the common shares still owned by the Purchasers as a result of their conversion of the 2011 Series A PS, such that the average per share purchase price of these common shares then owned by the Purchasers is equal to the lower price offered in the subsequent sale of securities.

Our Board has submitted for shareholder approval an amendment to our Certificate of Incorporation to effect a 1-for-52.4846 reverse stock split, which will reduce our fully-diluted outstanding common share count to approximately 10,000,000 common shares, excluding common shares underlying our 2011 Series A PS and the 8,000,000 warrants to purchase our common stock issued in connection with the 2011 Convertible Notes (the “Reverse Split”).

On February 29, 2012, EcoSquid Acquisition, Inc. (“Acquisition Corp”), an entity owned in part by Michael Brauser, our Co-Chairman of the Board, Douglas Feirstein, our Chief Executive Officer, Daniel Brauser, our President and Chief Financial Officer and Nik Raman, our Chief Operating Officer, acquired Fort Knox Recycling, LLC, doing business as EcoSquid.  The purchase price was $500,000 in cash.

In connection with this acquisition, Acquisition Corp, entered into a 60-day $350,000 promissory note (the “Promissory Note”) payable to certain members of Fort Knox Recycling, LLC.  The Promissory Note had an interest rate of 0.2% per annum and was secured by Acquisition Corp’s 70% membership interests in Fort Knox Recycling, LLC.  We were a party to the Promissory Note as well, but viewed ourselves as guarantor since Acquisition Corp had sufficient capital to meet the obligations and provided 100% of the collateral for the Promissory Note.  As such, we estimated the value of our guarantee at zero, and did not record any entry upon execution of the Promissory note.  The Promissory Note was repaid in full by Acquisition Corp during March, April and May 2012.

On April 24, 2012, we acquired 100% of Acquisition Corp. by issuing 350,000 shares of Series D preferred stock to the Acquisition Corp shareholders including 90,000 shares each to Messrs. Doug Feirstein, Daniel Brauser, and Nik Raman and 25,000 shares each to Mr. Michael Brauser and another Upstream shareholder. The Series D shares: (i) have a liquidation preference equal to $10.00 per share, (ii) do not have voting rights and (iii) are not convertible into Upstream’s common stock. Acquisition Corp owns the intellectual property that Upstream licensed from EcoSquid in order to implement its comparison technology platform.

We valued the transaction at $500,000, based on the amount of cash paid by Acquisition Corp. for the acquisition of EcoSquid. Acquisition Corp. had no other assets, liabilities, revenues or expenses. We ascribed the full $500,000 to the comparison technology platform.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to March 31, 2012. We anticipate that we will continue to generate significant losses from operations in the near future. We believe that our current available cash, along with anticipated revenues, will be sufficient to meet our cash needs for the next twelve months.  There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds through the issuance of debt and/or equity securities may not be successful or, in the event additional sources of funds are needed to continue operations, they may not be available on acceptable terms, if at all.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity, anticipated revenues, cash flows, and opportunities from our business plans.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include effectiveness of our advertising campaigns and the willingness of people to use us to help them monetize and recycle their small consumer electronic items. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2011. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

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

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

In August 2011, the Florida Attorney General (the “AG”) initiated an official investigation into whether or not we engaged in unfair trade practices in violation of its “Little FTC Act.”  The investigation is due to consumer complaints.  We generally relied on third parties to handle the products we sold, the Refinery for precious metals and ReCellular for phones and smart phones.  Under Florida law, the remedies include actual damages, civil penalties, and attorneys’ fees.  To date, we have provided a comprehensive response to the AG demonstrating that we acted properly. Although we believe that we have not violated any laws, there can be no assurance that the Attorney General will agree. In April 2012, we met with the AG to discuss the matter and address their concerns. Though the AG’s investigation is ongoing, we believe that we will be able to reach a resolution that will not have a material impact on our financial statements.  We have not accrued a liability for this matter as we believe the likelihood of our incurring material damages or penalties is remote.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Share Exchange Agreement dated May 5, 2009 **	10-Q	8/19/09	2.2
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.I
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Rights	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1	6/24/10	3.8
3.9	Certificate of Amendment – Increase in Capital	10-Q	8/15/11	3.12
3.10	Amended and Restated Certificate of Designation – Series A	10-K	3/30/12	3.10
3.11	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.12	Certificate of Designation – Series C	10-K	3/31/11	3.10
3.13	Certificate of Designation - Series D				Filed
3.14	Amended and Restated Bylaws	10-Q	5/20/09	3.3
3.15	Amendment to the Amended and Restated Bylaws	10-K	3/30/12	3.14
10.1	Form of Convertible Note	10-Q	11/21/11	10.2
10.2	Form of Subscription Agreement – Series A Offering	10-K	3/30/12	10.16
10.3	Stockholders Agreement	10-Q	8/19/09	10.3
10.4	EcoSquid Note	10-K	3/30/12	10.18
10.5	EcoSquid License	10-K	3/30/12	10.19
10.6	Amendment to EcoSquid License	10-K	3/30/12	10.20
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed

32.1	Certification of Principal Executive and Principal Financial Officer (906)	Furnished
101.INS	XBRL Instance Document	***
101.SCH	XBRL Taxonomy Extension Schema Document	***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	***

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

***Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Upstream Worldwide, Inc., 413 North Federal Highway, Fort Lauderdale, Florida 33301 Attention: Mr. Michael Brachfeld.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM WORLDWIDE, INC.

May 15, 2012	/s/ Douglas Feirstein
Douglas Feirstein
Chief Executive Officer (Principal Executive Officer)

May 15, 2012	/s/ Daniel Brauser
Daniel Brauser
Chief Financial Officer (Principal Financial Officer)

