Form 10-Q
period 2012-06-30
usell.com, Inc.
filed 2012-08-13
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-50494

usell.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0412432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 North Ocean Blvd. - Suite 306 Deerfield Beach, FL	33441
(Address of principal executive offices)	(Zip Code)

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2012
Common Stock, $0.0001 par value per share	42,238,056 shares

usell.com, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

usell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
Assets	(Unaudited)
Current Assets:
Cash	$3,156,459	$1,791,623
Accounts receivable	129,052	22,277
Inventory	-	16,876
Prepaid expenses and other current assets	713,211	24,456
Debt issue costs	-	2,858
Total Current Assets	3,998,722	1,858,090

Property and Equipment - net	603,045	34,980

Other Assets:
Intangible assets - net	3,889	5,556
Total Other Assets	3,889	5,556

Total Assets	$4,605,656	$1,898,626

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$520,108	$1,064,276
Accrued expenses	584,263	581,451
Note payable, net of discount	-	29,113
Convertible notes payable, net of discount	-	410,417
Derivative liability	4,372,451	29,837
Total Current Liabilities	5,476,822	2,115,094

Stockholders' Deficit:
Convertible Series A preferred stock, ($0.0001 par value, 10,000,000 shares authorized, 1,650,000 and 4,045,000 issued and outstanding, respectively)	165	405

Convertible Series B preferred stock, ($0.0001 value per share, 4,000,000 shares authorized, 2,626,250 shares issued and outstanding) Liquidation preference $2,626,250	263	263

Convertible Series C preferred stock, ($0.0001 value per share, 1,000,000 shares authorized, 14,797 shares issued and outstanding)	1	1

Convertible Series D preferred stock, ($0.0001 value per share, 350,000 and -0- shares authorized, issued and outstanding, respectively)	35	-

Common stock, ($0.0001 par value, 650,000,000 shares authorized, 36,233,608 and 5,790,266 shares issued and outstanding)	3,624	579

Subscriptions receivable - Convertible Series A preferred stock	-	(2,000,000)
Additional paid in capital	37,603,428	33,232,560
Accumulated deficit	(38,478,682)	(31,450,276)
Total Stockholders' Deficit	(871,166)	(216,468)

Total Liabilities and Stockholders' Deficit	$4,605,656	$1,898,626

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$591,432	$1,789,048	$836,039	$5,510,759
Cost of revenue	47,592	877,937	78,916	2,754,751
Gross Profit	543,840	911,111	757,123	2,756,008
Sales and marketing expenses	680,260	488,575	1,008,030	2,606,397
General and administrative expenses	1,376,290	1,435,824	2,042,793	2,971,372
Loss from Operations	(1,512,710)	(1,013,288)	(2,293,700)	(2,821,761)

Other Income (Expense):
Interest income	4,055	9,911	4,055	9,911
Interest expense	(1,942)	(75,411)	(398,725)	(75,411)
Gain on settlements of accounts payable	3,113	-	178,779	-
Loss on foreign exchange	-	(653)	-	(1,751)
Derivative expense - embedded conversion feature of convertible Series B preferred stock issuance	-	-	-	(6,307)
Derivative expense - convertible notes payable	-	(418,970)	-	(418,970)
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock	(4,183,126)	-	(4,310,148)	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock	-	504,324	-	620,341
Change in fair value of derivative liability - convertible notes payable	-	37,372	14,329	37,372
Total Other Income (Expense) - Net	(4,177,900)	56,573	(4,511,710)	165,185
Net Loss	$(5,690,610)	$(956,715)	$(6,805,410)	$(2,656,576)

Basic and Diluted Loss per Common Share:
Net loss	$(5,690,610)	$(956,715)	$(6,805,410)	$(2,656,576)
Preferred stock dividends - Series B	-	-	-	(65,000)
Net loss available to common stockholders	(5,690,610)	(956,715)	(6,805,410)	(2,721,576)

Net loss per common share - basic and diluted	$(0.43)	$(0.23)	$(0.72)	$(0.66)

Weighted average number of common shares outstanding during the period - basic and diluted	13,149,571	4,246,002	9,469,919	4,137,050

Comprehensive Loss:
Net loss	$(5,690,610)	$(956,715)	$(6,805,410)	$(2,656,576)
Foreign currency translation adjustment	-	(3,973)	-	(25,551)
Comprehensive Loss	$(5,690,610)	$(960,688)	$(6,805,410)	$(2,682,127)

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,805,410)	$(2,656,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,756	65,512
Stock based compensation expense	843,926	1,211,956
Amortization of prepaid asset - related party	-	93,813
Amortization of debt issue costs into interest expense	2,858	-
Amortization of debt discount into interest expense	395,470	75,000
(Gain) Loss on settlement of accounts payable	(178,779)	-
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	-	6,307
Derivative expense pertaining to convertible note payable	-	418,970
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	4,310,148	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock issuance	-	(620,341)
Change in fair value of derivative liability - convertible notes payable	(14,329)	(37,372)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(106,775)	(374,920)
Accounts receivable - related party	-	17,999
Inventory	16,876	129,585
Prepaid and other current assets	(16,231)	63,786
Increase (decrease) in:
Accounts payable	(340,390)	(145,561)
Accounts payable - related party	-	(24,332)
Accrued expenses	4,583	233,876
Deferred Revenues	-	(389,135)
Net Cash Used In Operating Activities	(1,843,297)	(1,931,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	-	(199,901)
Cash paid to purchase property and equipment	(111,154)	-
Net Cash Used In Investing Activities	(111,154)	(199,901)

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments toward note payable	(35,000)	-
Proceeds from convertible notes payable	-	550,000
Proceeds from sale of convertible Series A preferred stock	3,361,000	-
Proceeds from sale of convertible Series B preferred stock	-	65,000
Cash paid for direct offering costs of preferred stock	(6,713)	(16,676)
Proceeds from exercise of warrants	-	1,081,412
Net Cash Provided By Financing Activities	3,319,287	1,679,736

Net Increase (Decrease) in Cash	1,364,836	(451,598)
Effect of Exchange Rates on Cash	-	(15,047)
Cash - Beginning of Period	1,791,623 #	686,065

Cash - End of Period	$3,156,459	$219,420

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$1,152,900	$-
Property and equipment acquired through issuance of Series D Preferred Stock in connection with acquisition - related party	$500,000	$-
Cash paid after period end to acquire intangible assets	$-	$107,539
Sale of stock for subscriptions receivable	$50,000	$-
Derivative liability arising from issuance of price protection on Series A preferred stock	$220,746	$-
Derivative liability arising from issuance of convertible Series B preferred stock	$-	$65,000
Accrued interest on Convertible Notes Payable contributed to Additional Paid in Capital	$1,770	$-
Derivative liability reclassified to Additional Paid in Capital	$160,693	-
Derivative liability transferred to Additional Paid in Capital upon conversion of Convertible Notes Payable	$15,508	$-
Conversion of Series A preferred stock into common stock	$-	$40

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

Note 1 – Organization and Business

usell.com, Inc., formerly known as Upstream Worldwide, Inc., through our wholly-owned subsidiaries (collectively, “uSell,” “Company,” “we,” “us,” and/or “our”), helps individuals monetize household items, such as small consumer electronics that they are no longer using.  From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. In mid-2010, we diversified our business by introducing a service similar to our precious metals business, for cellular phones. We stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly, although we continued to service packs coming in from prior precious metals and cellular phone advertising campaigns. In July 2011, we created an online marketplace where individuals interested in selling small consumer electronics that they are no longer using (“Consumers”) can educate themselves on current market values and sell their items to electronics buyers.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2011 and 2010. The financial information as of December 31, 2011 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011.  The interim results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of uSell and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position or on the results of operations or cash flows for the periods presented.

Cash

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institutions. At times, our cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On June 30, 2012 and December 31, 2011, our deposits exceeded the FDIC limit by approximately $2.9 million and $1.6 million, respectively.

Accounts Receivable

Accounts receivable represent obligations from our customers. We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. We did not deem it necessary to record an allowance for doubtful accounts at June 30, 2012 or December 31, 2011.

Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets represent amounts paid, in cash or equity instruments, in advance of a service being provided. Amounts are amortized into expense over the contracted or expected service term.

As discussed in Note 6, during June 2012, we granted an aggregate 3,660,000 fully vested shares of common stock, having an aggregate fair value of $1,152,900 to our Co-Chairman of the Board and an outside vendor for services. We recorded the amount as a prepaid expense and are amortizing the expense over the expected remaining service term.

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

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

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

Cost of Revenue

Our cost of revenue pertaining to Consumer Electronics Referral revenue, consists primarily of costs to maintain our website, including depreciation expense on technology platform software. Our cost of revenue pertaining to the sale of cellular phones and precious metals included our cost of acquiring the cellular phones and precious metals, as well as any other direct costs and expenses required to ship, secure, grade, log and process the items internally. In addition, fees and other costs incurred in connection with processing at the Refinery were charged to cost of revenue.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

We recorded $46,907 and $93,813 for the three and six months ended June 30, 2011 as cost of revenue pertaining to prepaid refining services and $14,593 and $29,183 for the three and six months ended June 30, 2011 as amortization expense pertaining to a non-compete agreement, both of which pertain to our service agreement with the Refinery.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $656,385 and $240,809 for the three months ended June 30, 2012 and 2011, respectively, and $941,555 and $1,706,586 for the six months ended June 30, 2012 and 2011, respectively.

Share-Based Payment Arrangements

We account for stock options in accordance with Accounting Standards Codification (“ASC”) 718: Compensation – Stock Compensation. ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in cost of goods sold or general and administrative expense, depending on the nature of the services provided.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. As discussed in Note 6, on June 8, 2012, our shareholders approved an amendment to our Certificate of Incorporation to effect a Reverse Split. All share and per share amounts have been retroactively restated to reflect the Reverse Split.

The computation of basic and diluted loss per share for the three and six month periods ended June 30, 2012 and 2011 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Three and Six Months Ended June 30, 2012	For the Three and Six Months Ended June 30, 2011
Convertible Notes Payable	---	5,500,000
Convertible Series A Preferred Stock	8,250,000	—
Convertible Series B Preferred Stock	2,501,924	2,671,022
Convertible Series C Preferred Stock	28,193	307,540
Stock Warrants	8,305,529	415,360
Stock Options	2,043,647	1,754,091
	21,129,293	10,648,012

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

Commitments

In July 2012, we signed a lease to move our corporate office. Our obligations under this lease total approximately $3,000 per month, and continue through the end of December 2013.

Legal Proceedings

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

Customer and Vendor Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended June 30,		Percentage of Revenue During the Six Months Ended June 30,		Percentage of Accounts Receivable at
	2012	2011	2012	2011	June 30, 2012	December 31, 2011
Customer A	35%	---	36%	---	53%	28%
Customer B	18%	---	18%	---	13%	---
Customer C	13%	---	14%	---	14%	16%
Customer D	14%	---	14%	---	---	---
Customer E	---	64%	---	57%	---	---
Customer F	---	35%	---	43%	---	38%

  Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had a material impact on our unaudited condensed consolidated financial statements.

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

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At June 30, 2012		At December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$—	$—	$—	$—
Level 2
None	—	—	—	—
Level 3
Derivative liability	—	4,372,451	—	29,837
	$—	$4,372,451	$—	$29,837

The following table reflects the change in fair value of our derivative liabilities for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012
	Assets	Liabilities

Balance at beginning of period	$—	$29,837
Derivative liability arising from issuance of convertible notes payable	—	---
Derivative liability arising from sale of Series B preferred stock	—	---
Change in value of derivative liability – convertible notes	—	(14,329)
Elimination of beneficial conversion feature – convertible notes (See Note 5)	—	(15,508)
Derivative liability arising from issuance of price protection on Series A preferred stock	—	222,996
Change in value of derivative liability – Series A preferred stock	—	4,310,148
Change in value of derivative liability – Series B preferred stock	—	—
Elimination of beneficial conversion feature – Series A preferred stock	—	(160,693)
Balance at end of period	$—	$4,372,451

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

Note 4 – Acquisition

On February 29, 2012, EcoSquid Acquisition, Inc. (“Acquisition Corp”), an entity owned predominantly by affiliates of uSell, acquired Fort Knox Recycling, LLC, doing business as EcoSquid.  The purchase price was $500,000 in cash. EcoSquid owned the intellectual property that we licensed in order to implement our comparison technology platform. EcoSquid had revenue and losses during 2011 that were immaterial relative to ours for the same period.  Aside from this transaction, Acquisition Corp. had no other assets, liabilities, revenues or expenses.

On April 24, 2012, we acquired 100% of Acquisition Corp. by issuing 350,000 shares of Series D preferred stock to the Acquisition Corp shareholders including 90,000 shares each to our then Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, and 25,000 shares each to our Co-Chairman and another uSell shareholder.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

We valued the transaction at $500,000, based on the amount of cash paid by Acquisition Corp. for the acquisition of EcoSquid. We ascribed the full $500,000 to the comparison technology platform. This valuation is preliminary. We used the acquisition method of accounting in connection with the acquisition of Acquisition Corp. Accordingly, we recorded the comparison technology platform as software, valued at $500,000, in property and equipment on our unaudited interim condensed consolidated balance sheet.

We incurred $30,924 in legal expenses pertaining to this acquisition during the first quarter of 2012, which is included in our general and administrative expense for that period.

As discussed above, Acquisition Corp had no revenue or expenses. Therefore the only difference between the actual results reported and any pro forma results, as if the transaction had occurred on January 1, 2011, would be the depreciation that would have been incurred on the comparison technology platform. The pro forma depreciation expense would not have a meaningful impact on the losses recognized in 2011 and 2012. We therefore did not present any pro forma information pertaining to this acquisition.

Note 5 – Debt

Notes Payable

In October 2011, we received $70,000 from an investor pursuant to a note payable which we used for working capital purposes.  The note was due the earlier of six-months from the date of the note, or the closing of a financing transaction in which we raise at least $3 million in gross proceeds.  In lieu of interest, the note-holder was issued 19,053 warrants to purchase our common stock.  The warrants are exercisable at $0.74 per share for a period of five years.

We repaid $35,000 in principal on this note in December 2011 and the remaining $35,000 in January 2012.

During the first quarter of 2012, we recorded $5,887 as interest expense pertaining to the discount on the note payable and $2,858 as interest expense pertaining to debt issue costs associated with the note payable.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

Convertible Notes Payable

During 2011, we received $800,000 pursuant to convertible notes payable (the “2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $325,000 was received from a large stockholder, $325,000 was received from our now Co-Chairman of the Board, $50,000 was received from our then Chief Executive Officer, and $100,000 was received from another stockholder.

The 2011 Convertible Notes had a one-year term, an annual interest rate of approximately 0.5%, and, following a qualified financing transaction involving common stock or common stock equivalents in which we received gross proceeds in excess of $500,000 (“Future Financing”), became convertible into our common stock at 50% of the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the financing transaction.  A Future Financing closed and on January 27, 2012, the 2011 Convertible Notes were converted into 1,600,000 shares of our Series A Preferred Stock (as defined in Note 6).

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

In addition, following the Future Financing, holders of the 2011 Convertible Notes received 8,000,000 warrants, which were not subject to the Reverse Split as defined in Note 6, to purchase our common stock at $0.20 per share.

Note 6 – Stockholders’ Equity (Deficit)

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

During December 2011, we sold 4,045,000 shares of 2011 Series A PS for gross proceeds of $4,045,000. Of this amount $2,000,000 was received in January 2012. During the first half of 2012, we sold an additional 1,361,000 shares of our 2011 Series A PS for gross proceeds of $1,361,000, and converted $800,000 of our convertible notes payable into 1,600,000 shares of 2011 Series A PS (Note 5). In connection with the sale of the 2011 Series A PS, we incurred direct offering costs totaling $6,713. After the Reverse Split (as defined below), and without giving effect to certain blocker provisions limiting conversions, the 7,006,000 outstanding shares of 2011 Series A PS would convert into 35,030,000 shares, or approximately 86%, of our then outstanding common stock.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

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

At that time, we determined that the price protection feature constituted a derivative liability and estimated the fair value of such liability to be $220,746 using the Black-Scholes option pricing model using the following weighted average assumptions:

Risk-free interest rate	0.76%
Expected dividend yield	0.0%
Expected volatility	357.47%
Expected life	5-Years
Expected forfeitures	0%

We recorded the $220,746 liability and a corresponding debit to accumulated deficit on January 27, 2012.

On March 31, 2012, we determined that the fair value of the derivative liability pertaining to the 2011 Series A PS was $347,768 using the Black-Scholes option pricing model based on the following weighted average variables:

Expected dividends	0%
Expected volatility	379.08%
Expected term	5-years
Risk free interest rate	1.04%

We recorded a loss of $127,022 during the first quarter of 2012, representing the net change in the fair value of the derivative liability pertaining to the 2011 Series A PS from January 27, 2012 through March 31, 2012.

We estimated the fair value of the derivative liability pertaining to the price protection feature for the Series A PS sold in April 2012 to be $2,250 using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	0.88%
Expected dividend yield	0.0%
Expected volatility	380.49%
Expected life	5-Years
Expected forfeitures	0%

We recorded the $2,250 liability and a corresponding debit to accumulated deficit in April 2012.

On June 8, 2012, our Reverse Split (as defined below) became effective and, subject to certain blocker agreements limiting the common stock ownership percentages of certain investors to 9.99% of the outstanding common stock, the 2011 Series A PS automatically converted into common stock. As a result, 5,356,000 shares of 2011 Series A PS were converted into 26,780,000 shares of our common stock.

We determined that the fair value of the derivative liability pertaining to the 2011 Series A PS immediately prior to the conversion was $210,197 using the Black-Scholes option pricing model based on the following weighted average variables:

Expected dividends	0%
Expected volatility	383.69%
Expected term	4.57-years
Risk free interest rate	0.72%

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

We recorded a gain of $139,821 at that time, representing the net change in the fair value of the derivative liability pertaining to the 2011 Series A PS from March 31, 2012 through the date of conversion. We then wrote off $160,693 of the $210,197 derivative liability, representing the value of the 5,356,000 shares of 2011 Series A PS that converted as described above, to additional paid in capital.

On June 30, 2012, we determined that the fair value of the derivative liability pertaining to the outstanding 2011 Series A PS was $4,372,451 using the Black-Scholes option pricing model based on the following weighted average variables:

Expected dividends	0%
Expected volatility	403.96%
Expected term	4.5-years
Risk free interest rate	0.72%

We recorded a loss of $4,322,947 during the second quarter of 2012, representing the net change in the fair value of the derivative liability pertaining to the 2011 Series A PS from the date of conversion through June 30, 2012.

On July 31, 2012, 676,198 shares of 2011 Series A PS were converted into 3,380,990 shares of common stock.

Convertible Series B Preferred Stock

On August 3, 2010, our Board authorized the sale of up to $4,000,000 of Units in a private placement (the “August 2010 PP”), whereby each Unit consisted of 100,000 shares of Convertible Series B Preferred Stock (“2010 Series B PS”) and 47,633 warrants to purchase our common stock. The 2010 Series B PS have:

a)	Seniority to all classes of common and preferred stock existing or issued in the future;

b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2010 Series B PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

c)	A stated liquidation value of $1 per share, and a liquidation preference of the greater of $1 per share, or the amount that would be due if all 2010 Series B PS shares had been converted to common stock immediately prior to the liquidation event;

d)	No stated dividends; and

e)	An option by the holder to convert each share into common shares at a rate of 0.9527 shares of common for each share of 2010 Series B PS.

During July 2012, a shareholder converted 100,000 shares of 2010 Series B PS into 95,266 shares of our common stock.

Convertible Series C Preferred Stock

On March 25, 2011, our Board authorized the sale of up to 1,000,000 shares of Convertible Series C Preferred Stock (“2011 Series C PS”), with a par value of $0.0001 per share.  The 2011 Series C PS have:

a)	Seniority to all classes of common stock and all preferred stock issued in the future with a liquidation preference senior to the common stock;

b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2011 Series C PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

c)	A liquidation preference of the greater of the original issue price, or the amount that would be due if all 2011 Series C PS shares had been converted to common stock immediately prior to the liquidation event;

d)	No stated dividends; and

e)	Automatic conversion (subject to blocking provisions for certain significant shareholders) into common shares at a rate of 1.9053 shares of common for each share of 2011 Series C PS.

On July 31, 2012, the remaining 14,797 outstanding shares of 2011 Series C PS were converted into 28,192 shares of common stock; therefore, there are no longer any shares of 2011 Series C PS that are outstanding.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

Series D Preferred Stock

On April 24, 2012, our Board authorized the sale of up to 350,000 shares of Series D Preferred Stock (“2012 Series D PS”), with a par value of $0.0001 per share.  The 2012 Series D PS have:

a)	A liquidation preference equal to $10.00 per share;

b)	No voting rights; and

c)	No stated dividends; and

d)	Are not convertible into common stock.

On April 24, 2012, we acquired 100% of Acquisition Corp. by issuing 350,000 shares of Series D preferred stock to the Acquisition Corp shareholders including 90,000 shares each to our then Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, and 25,000 shares each to our Co-Chairman and another uSell shareholder. The shares were sold without registration to accredited investors under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder

Common Stock

On June 8, 2012, our shareholders approved an amendment to our Certificate of Incorporation to effect a 1-for-52.4846 reverse stock split, which reduced our fully-diluted outstanding common share count to approximately 10,000,000 common shares (the “Reverse Split”). Certain securities that were outstanding at the time of the Reverse Split were not subject to the Reverse Split including our 2011 Series A PS; warrants to purchase our common stock that were issued in connection with our 2011 Series A PS; shares and warrants issued to shareholders in connection with the conversion of our 2011 Convertible Notes; and certain stock options. All share and per share amounts reported throughout this document have been retroactively restated to reflect the Reverse Split.

Shares Granted to Directors, Consultants and Employees

During June 2012, we granted 2,500,000 fully vested shares of common stock, having a fair value of $787,500 based on the quoted closing trading price of our common stock as of the grant date, to our Co-Chairman of the Board. The shares were issued as compensation for service on our board of directors for a one-year period. We recorded the amount as a prepaid expense and are amortizing the expense over the expected remaining service term. We recorded $328,125 during the second quarter of 2012 as expense pertaining to this grant.

During June 2012, we granted 1,160,000 fully vested shares of common stock, having a fair value of $365,400 based on the quoted closing trading price of our common stock as of the grant date, to a contractor for services to be provided over a one-year period. We recorded the amount as a prepaid expense and are amortizing the expense over the expected remaining service term. We recorded $152,250 during the second quarter of 2012 as expense pertaining to this grant.

Including the above grants, we recorded non-cash compensation expense of $478,083 and $71,853 for the three months ended June 30, 2012 and 2011, respectively, and $490,561 and $144,956 for the six months ended June 30, 2012 and 2011, respectively, pertaining to stock grants.

During July 2012, we granted a total of 2,000,000 fully vested shares of common stock, having a fair value of $700,000 based on the quoted closing trading price of our common stock as of the grant date, to our Co-Chairmen of the Board and 500,000 fully vested shares of common stock, having a fair value of $130,000 based on the quoted closing trading price of our common stock as of the grant date, to a consultant for future services.

Warrants

In connection with a settlement of an outstanding balance in our accounts payable, we issued 25,000 warrants to purchase our 2011 Series A PS. In connection with the Reverse Split, these warrants were converted into warrants to purchase 125,000 shares of our common stock. The warrants have an exercise price of $0.20 and are exercisable for five years. The estimated fair value of these stock warrants on their date of grant was $25,000, which we estimated using the Black-Scholes option pricing model using the following assumptions:

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

Risk-free interest rate	1.06%
Expected dividend yield	0.0%
Expected volatility	374.05%
Expected life	5-Years
Expected forfeitures	0%

The $25,000 value of these warrants was included in the calculation of our gain on the settlement of accounts payable during the three months ended March 31, 2012.

In January 2012, we granted 8,000,000 warrants to purchase our common stock to the holders of our Convertible Notes Payable (these warrants were not subject to the Reverse Split). The warrants have an exercise price of $0.20 and are exercisable for five years. The estimated fair value of these stock warrants on their date of grant was $50,383, which we estimated using the Black-Scholes option pricing model using the following assumptions:

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

During the six months ended June 30, 2012, 101,458 warrants with a weighted average exercise price of $17.96 expired unexercised.

The aggregate intrinsic value of the warrants at June 30, 2012 and December 31, 2012 was $2,681,250 and $0, respectively.

The following summarizes our warrant activity for the six months ended June 30, 2012:

	Series A Preferred Stock			Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2011	-	$-	---	281,988	$12.96	1.1
Granted	25,000	0.200		8,125,000	0.20
Exercised	-	-		-	-
Cancelled/Forfeited	(25,000)	0.200		(101,458)	17.96
Outstanding - June 30, 2012	-	$-	-	8,305,529	$0.42	4.5

Exercisable - June 30, 2012	-	$-	-	8,305,529	$0.42	4.5

 Stock Option Grants

During the first quarter of 2012, we granted 500,000 stock options, which were not subject to the Reverse Split, to our former Chief Operating Officer in connection with his separation from the Company. These options had a fair value of $3,150 using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.90%
Expected dividend yield	0%
Expected volatility	356.11%
Expected life	10 years
Expected forfeitures	0%

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

The options have an exercise price of $0.20 per share over a ten-year term and were completely vested at the time of the grant. We recorded $3,150 during the three months ended March 31, 2012 as expense pertaining to this grant.

During the second quarter of 2012, we granted 100,000 stock options to employees for future services. These options had a fair value of $650 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	1.91%
Expected dividend yield	0%
Expected volatility	381.44%
Expected life	10 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.20 per share over a ten-year term and vest over 4-years. We recorded $28 during the second quarter of 2012 as expense pertaining to this grant.

During the second quarter of 2012, we granted 150,000 stock options to a vendor for future services. These options had a fair value of $1,050 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	1.67%
Expected dividend yield	0%
Expected volatility	384.10%
Expected life	10 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.20 per share over a ten-year term and vest over a six month period. We recorded $683 during the second quarter of 2012 as expense pertaining to this grant.

Including the above grants, we recorded non-cash compensation expense of $275,775 and $512,263 for the three months ended June 30, 2012 and 2011, respectively, and $353,361 and $1,067,000 for the six months ended June 30, 2012 and 2011, respectively, pertaining to stock option grants.

The following table summarizes our stock option activity for the period from December 31, 2011 through June 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2011	5,554,064	$1.00	8.0	$-
Granted	750,000	0.20
Forfeited or Canceled	(4,260,418)	0.88
Outstanding – June 30, 2012	2,043,647	$0.95	6.0	$253,938

Exercisable – June 30, 2012	1,403,057	$1.02	6.8	$203,613

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2012

(Unaudited)

 The following table summarizes our stock option activity for non-vested options for the period from December 31, 2011 through June 30, 2012:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	4,693,738	$1.15
Granted	750,000
Vested	(740,535)
Cancelled or Forfeited	(4,062,614)
Balance at June 30, 2012	640,590	$2.87

During July 2012, we granted 2,400,000 stock options to members of our board of directors and our executive officers for future services. These options had an aggregate fair value of $750,000 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	0.61%
Expected dividend yield	0%
Expected volatility	409.58%
Expected life	5 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.20 per share over a five-year term. Of the stock options granted, 1,000,000 vested immediately upon grant, 1,000,000 vest over a one-year period, and 400,000 vest over a four-year period.

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

Company Overview

usell.com, Inc., formerly known as Upstream Worldwide, Inc., is a technology based company focused on creating an online marketplace where individuals interested in selling small consumer electronics that they are no longer using (“Consumers”) can:

·	Research the current market value for their items, based on the make, model and condition of each item,
·	Efficiently find and compare offers for those items from top-rated buyers,
·	Review satisfaction ratings and customer reviews of each buyer,
·	Determine the offer they wish to accept, and
·	Immediately complete their transaction directly with the buyer of their choice.

We have a low cost, highly scalable and flexible business model that allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors. We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of internet advertising, to attract individuals to our website. Our services are free for Consumers. We partner with reputable electronics buying companies that require a cost efficient customer acquisition model. The economies of scale that we generate by combining the buying power of multiple companies allow us to pass savings on to our partners which, in turn, allows them to offer the highest possible prices to Consumers.

Our corporate headquarters are located at 245 North Ocean Blvd., Suite 306, Deerfield Beach, Florida 33441 and our phone number is (954) 915-1550. Our consumer facing website can be found at www.usell.com and our corporate website can be found at www.UpstreamWorldwide.com. The information on our websites is not incorporated in this report.

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

Our more significant accounting policies can be found in Note 2 of our unaudited interim condensed consolidated financial statements found elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. There have been no material changes to our Critical Accounting Policies during the period covered by this report.

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

In July 2011, we began to focus more intently on our core strength of cost-effective customer acquisition, by creating an online marketplace where individuals interested in selling small consumer electronics that they are no longer using can educate themselves on current market values and sell their items to top-rated, reputable buyers. This strategy also allows us to quickly expand into new product categories beyond cellular phones, such as smartphones, digital cameras, MP3 players, handheld game consoles, etc.

Results for the Three and Six Months Ended June 30, 2012, Compared to the Three and Six Months Ended June 30, 2011

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Three Months Ended June 30,		Change	Change
	2012	2011	(Dollars)	(Percentage)
Revenue	$591,432	$1,789,048	$(1,197,616)	-67%
Cost of Revenue	47,592	877,937	(830,345)	-95%
Gross Profit	543,840	911,111	(367,271)	-40%
Sales and Marketing	680,260	488,575	191,685	39%
General and Administrative	1,376,290	1,435,824	(59,534)	-4%
Operating Loss	(1,512,710)	(1,013,288)	(499,422)	49%
Other (Expense) Income	(4,177,900)	56,573	(4,234,473)	-7,485%
Net Loss	$(5,690,610)	$(956,715)	$(4,733,895)	495%

	For the Six Months Ended June 30,		Change	Change
	2012	2011	(Dollars)	(Percentage)
Revenue	$836,039	$5,510,759	$(4,674,720)	-85%
Cost of Revenue	78,916	2,754,751	(2,675,835)	-97%
Gross Profit	757,123	2,756,008	(1,998,885)	-73%
Sales and Marketing	1,008,030	2,606,397	(1,598,367)	-61%
General and Administrative	2,042,793	2,971,372	(928,579)	-31%
Operating Loss	(2,293,700)	(2,821,761)	528,061	-19%
Other (Expense) Income	(4,511,710)	165,185	(4,676,895)	-2,831%
Net Loss	$(6,805,410)	$(2,656,576)	$(4,148,834)	156%

Our revenue demonstrates a strong correlation to our level of spending on advertising and marketing. Comparison of revenue, cost of revenue and the resulting gross margins for the three and six month periods ended June 30, 2012 to the same periods in 2011 highlights the effects of the changes to our business over the last year, as discussed above. During 2012, our revenue was generated by earning fees for providing our partners with customers. During 2011, our revenue was generated by selling precious metals and cellular phones that we had purchased from the public. During the transition of our approach, we lowered our advertising expenses considerably while we tested our new message to Consumers and adjusted based on feedback and results. This resulted in lower revenue during 2012, as compared with 2011.

Our direct cost of revenue for generating leads for our partners consists primarily of costs to access and maintain our website, as well as depreciation expense on our technology platform software. During 2011, we paid individuals a percentage of the market value of the items we purchased from them. In addition, we had to maintain facilities and personnel to ship, secure, grade, log and process the items we purchased. In connection with the change in approach, we were able to eliminate these costs. As a result, we have a higher gross margin, on a percentage basis, during 2012, as compared to the same period in 2011.

Our sales and marketing expenditures represent one of our most significant costs, amounting to 115% and 27% of revenue for the three months ended June 30, 2012 and 2011, respectively, and 121% and 47% of revenue for the six months ended June 30, 2012 and 2011, respectively.  We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract Consumers to our website. Our sales and marketing costs include production costs to produce and edit advertisements as well as the costs to run them. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness based on a variety of metrics, including response rates, conversion rates and average revenue statistics. During 2012, our advertising and marketing costs exceeded our revenue as we incurred significant production costs to generate advertisements promoting our new online marketplace and optimized the placement of those advertisements. We have seen improvement in the return on our advertising and marketing expenses through 2012, as evidenced by the decline in total sales and marketing costs as a percentage of revenue from 134% during the first quarter of 2012 to 115% during the second quarter of 2012. In addition, this percentage declined each month within the second quarter of 2012, to the point where our revenue exceeded our total sales and marketing costs at the end of the second quarter. Factors such as the time of year and significant local or nationally televised events can influence the effectiveness of our advertising campaigns.  We expect the Olympics in August and the presidential election later this year to have an impact on viewership patterns and to increase the cost of advertising.  As such, we have adjusted our advertising plans in an attempt to reduce the potential negative impact that these events might have on the cost of our media campaigns, and maximize the returns on our advertising spending.

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. In general, our general and administrative expenses for 2012, as compared to 2011, decreased as we scaled back our investments in our technology infrastructure, reduced our headcount, relocated to less expensive facilities, and reduced other expenses, such as travel, wherever practical. Offsetting the decrease, in part, is an increase in non-cash compensation expense pertaining to share grants for services to our co-chairman of the board and an outside vendor. We are continuing to diligently seek out ways to reduce our overhead costs and to maintain them at minimal levels.

Other expense during the three and six months ended June 30, 2012 was attributable predominantly to a charge resulting from the change in the market value of the derivative liability pertaining to our 2011 Series A PS (as defined below). During the six months ended June 30, 2012, we also incurred interest expense associated with our 2011 Convertible Notes (as defined below), partially offset by a gain on the settlement of certain accounts payable.

Other income during the three and six months ended June 30, 2011 was attributable primarily to gains on the changes in the market values of the derivative liabilities pertaining to our 2010 Series B preferred stock and our 2011 Convertible Notes, partially offset by derivative expense and interest expense associated with our 2011 Convertible Notes.

Liquidity and Capital Resources

We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract Consumers to our website where we help them monetize household items, such as small consumer electronics that they are no longer using. These advertising and marketing campaigns are our most significant use of cash from operations. Payment policies for these campaigns vary by advertising medium and by vendor. Payment terms vary as well, but in general payment for our advertisements is due within two-weeks or less of when the advertisement airs. Other significant uses of cash include production costs to create our advertisements, salary expense for our employees, and professional fees.

Cash receipts from our partners, for providing them with customers, are generally received by us within seven to 10 days of the order being placed with the partner by the Consumer.

We incurred a loss from operations of $2,293,700 during the six months ended June 30, 2012 (including non-cash charges for stock based compensation of $843,926). We used $1,843,297 in cash from operations during the six months ended June 30, 2012. As of June 30, 2012 we had an accumulated deficit of $38,478,682, and a working capital deficit of $1,478,100 (including our derivative liability of $4,372,451).

In general, we do not require significant capital to make purchases of property and equipment. We do however employ several people, and use outside contractors, to develop our website and technology platform. The costs incurred pertaining to this software development are capitalized as property and equipment.

Our investing activities used net cash of $111,154 to purchase property and equipment. During the same period, our financing activities generated $3,319,287 in net proceeds, mainly comprised of proceeds from the sale of our preferred stock, partially offset by the repayment of an outstanding note payable to an investor in the amount of $35,000.

During 2011, we received $800,000 ($550,000 during the first half of 2011 and $250,000 during the second half of 2011) pursuant to convertible notes payable (the “2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $325,000 was received from a large stockholder, $325,000 was received from our now Co-Chairman of the Board, and $50,000 was received from our then Chief Executive Officer, and $100,000 was received from another stockholder.

In 2011, our Board authorized the sale of up to 10,000,000 shares of Convertible Series A Preferred Stock (“2011 Series A PS”). From December 2011 through April 2012, we sold 5,406,000 shares of 2011 Series A PS for gross proceeds of $5,406,000 and converted the 2011 Convertible Notes into 1,600,000 shares of 2011 Series A PS.

In January 2012, we offered price protection to the purchasers of the 2011 Series A PS which are triggered if we sell securities with the purpose of raising capital from investors, at a price less than $0.20 per common share. All of the 2011 Series A PS, other than shares subject to 9.99% conversion blockers, automatically converted into common stock when on June 8, 2012, in connection with the Reverse Split (as defined below).

On June 8, 2012, our shareholders approved an amendment to our Certificate of Incorporation to effect a 1-for-52.4846 reverse stock split, which reduced our fully-diluted outstanding common share count to approximately 10,000,000 common shares (the “Reverse Split”). Certain securities that were outstanding at the time of the Reverse Split were not subject to the Reverse Split including our 2011 Series A PS; warrants to purchase our common stock that were issued in connection with our 2011 Series A PS; shares and warrants issued to shareholders in connection with the conversion of our 2011 Convertible Notes; and certain stock options.

On February 29, 2012, EcoSquid Acquisition, Inc. (“Acquisition Corp”), an entity owned predominantly by affiliates of uSell, acquired Fort Knox Recycling, LLC, doing business as EcoSquid.  The purchase price was $500,000 in cash. EcoSquid owned the intellectual property that we licensed in order to implement our comparison technology platform. Acquisition Corp. had no other assets, liabilities, revenues or expenses. On April 24, 2012, we acquired 100% of Acquisition Corp. by issuing 350,000 shares of Series D preferred stock to the Acquisition Corp shareholders. We valued the transaction at $500,000, based on the amount of cash paid by Acquisition Corp. for the acquisition of EcoSquid. We ascribed the full $500,000 to the comparison technology platform.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to June 30, 2012. We anticipate that we will continue to generate significant losses from operations in the near future. We believe that our current available cash, along with anticipated revenues, will be sufficient to meet our cash needs for the next twelve months.  There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds through the issuance of debt and/or equity securities may not be successful or, in the event additional sources of funds are needed to continue operations, they may not be available on acceptable terms, if at all.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity, anticipated revenues and cash flows.

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

As previously reported on Form 8-K, the Company issued 7,006,000 shares of Series A preferred stock (“Series A”) which would automatically convert into five shares of common stock per Series A upon the Company effectuating the Reverse Split. On June 8, 2012, the Company filed a Certificate of Amendment to the Certificate of Incorporation effectuating the Reverse Split. As a result, the Series A (not subject to a conversion blocker) automatically converted into 26,780,000 shares common stock.

The securities reported under this Item have not been registered under the Securities Act of 1933 (the “Act”) and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

  See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

usell.com, Inc.

August 13, 2012	/s/ Daniel Brauser
Daniel Brauser
Chief Executive Officer (Principal Executive Officer)

August 13, 2012	/s/ Michael Brachfeld
Michael Brachfeld
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.I
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Rights	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1	6/24/10	3.8
3.9	Certificate of Amendment – Increase in Capital	10-Q	8/15/11	3.12
3.10	Certificate of Amendment – Reverse Split	8-K	6/11/12	3.1
3.11	Certificate of Amendment – usell.com, Inc.				Filed
3.12	Amended and Restated Certificate of Designation – Series A	10-K	3/30/12	3.10
3.13	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.14	Certificate of Designation – Series C	10-K	3/31/11	3.10
3.15	Certificate of Designation - Series D	10-Q	5/15/12	3.13
3.16	Amended and Restated Bylaws	10-Q	5/20/09	3.3
3.17	Amendment to the Amended and Restated Bylaws - Voting	10-K	3/30/12	3.14
3.18	Amendment No. 2 to the Amended and Restated Bylaws – Executive Chairman				Filed
10.1	Form of Convertible Note	10-Q	11/21/11	10.2
10.2	Form of Subscription Agreement – Series A Offering	10-K	3/30/12	10.16
10.3	Stockholders Agreement	10-Q	8/19/09	10.3
10.4	EcoSquid Note	10-K	3/30/12	10.18
10.5	EcoSquid License	10-K	3/30/12	10.19
10.6	Amendment to EcoSquid License	10-K	3/30/12	10.20
10.7	Summary of Agreement – EcoSquid Acquisition				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*A management contract or compensation plan.

**Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to usell.com, Inc., 245 North Ocean Blvd., Suite 306, Deerfield Beach, Florida 33441 Attention: Mr. Michael Brachfeld.

