Form 10-Q/A
period 2012-06-30
usell.com, Inc.
filed 2012-11-15
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 (Form 10-Q/A) to our Quarterly report on Form 10-Q for the quarter ended June 30, 2012 as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on August 13, 2012 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited interim condensed consolidated financial statements (and related disclosures) as of June 30, 2012 and for three and six months ended June 30, 2012, as described below. With this Form 10-Q/A, we are amending:

•	Part I, Item 1 “Financial Statements”
•	Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

This Form 10-Q/A also amends Part II, Item 6, “Exhibits,” and includes updated certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Except as otherwise stated herein, this Form 10-Q/A does not reflect any other events occurring after August 13, 2012, the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q.

With the filing of this Form 10-Q/A, we are filing amendments to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as originally filed with the SEC, to restate our unaudited interim condensed consolidated financial statements as a result of management’s determination that 2,500,000 fully-vested shares issued to the Company’s then Co-Chairman of the Board of Directors should have been expensed during the second quarter of 2012. In the Initial 10-Q, the Company recorded a prepaid expense in connection with the stock grant.

The effect of the restatement on the consolidated balance sheet of the Company as of June 30, 2012 includes a decrease in the value of prepaid expenses and other current assets by $459,375 and an increase in total stockholders’ deficit of $459,375.The effect of the restatement on the consolidated statements of operations resulted in an increase in the Company’s net loss as originally reported for three and six months ended June 30, 2012 by $459,375 to a net loss of $6,149,985 and $7,264,785, respectively. The effect of the restatement had no effect on the Company’s cash or net cash used in operations for the three and six months ended June 30, 2012.

2

usell.com, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

usell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
	(Restated)
Assets
Current Assets:
Cash	$3,156,459	$1,791,623
Accounts receivable	129,052	22,277
Inventory	-	16,876
Prepaid expenses and other current assets	253,836	24,456
Debt issue costs	-	2,858
Total Current Assets	3,539,347	1,858,090

Property and Equipment - net	603,045	34,980

Other Assets:
Intangible assets - net	3,889	5,556
Total Other Assets	3,889	5,556

Total Assets	$4,146,281	$1,898,626

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$520,108	$1,064,276
Accrued expenses	584,263	581,451
Note payable, net of discount	-	29,113
Convertible notes payable, net of discount	-	410,417
Derivative liability	4,372,451	29,837
Total Current Liabilities	5,476,822	2,115,094

Stockholders' Deficit:
Convertible Series A preferred stock, ($0.0001 par value, 10,000,000 shares authorized, 1,650,000 and 4,045,000 issued and outstanding, respectively)	165	405

Convertible Series B preferred stock, ($0.0001 value per share, 4,000,000 shares authorized, 2,626,250 shares issued and outstanding) Liquidation preference $2,626,250	263	263

Convertible Series C preferred stock, ($0.0001 value per share, 1,000,000 shares authorized, 14,797 shares issued and outstanding)	1	1

Convertible Series D preferred stock, ($0.0001 value per share, 350,000 and -0- shares authorized, issued and outstanding, respectively)	35	-

Common stock, ($0.0001 par value, 650,000,000 shares authorized, 36,233,608 and 5,790,266 shares issued and outstanding)	3,624	579

Subscriptions receivable - Convertible Series A preferred stock	-	(2,000,000)
Additional paid in capital	37,603,428	33,232,560
Accumulated deficit	(38,938,057)	(31,450,276)
Total Stockholders' Deficit	(1,330,541)	(216,468)

Total Liabilities and Stockholders' Deficit	$4,146,281	$1,898,626

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Restated)		(Restated)

Revenue	$591,432	$1,789,048	$836,039	$5,510,759
Cost of revenue	47,592	877,937	78,916	2,754,751
Gross Profit	543,840	911,111	757,123	2,756,008
Sales and marketing expenses	680,260	488,575	1,008,030	2,606,397
General and administrative expenses	1,835,665	1,435,824	2,502,168	2,971,372
Loss from Operations	(1,972,085)	(1,013,288)	(2,753,075)	(2,821,761)

Other Income (Expense):
Interest income	4,055	9,911	4,055	9,911
Interest expense	(1,942)	(75,411)	(398,725)	(75,411)
Gain on settlements of accounts payable	3,113	-	178,779	-
Loss on foreign exchange	-	(653)	-	(1,751)
Derivative expense - embedded conversion feature of convertible Series B preferred stock issuance	-	-	-	(6,307)
Derivative expense - convertible notes payable	-	(418,970)	-	(418,970)
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock	(4,183,126)	-	(4,310,148)	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock	-	504,324	-	620,341
Change in fair value of derivative liability - convertible notes payable	-	37,372	14,329	37,372
Total Other Income (Expense) - Net	(4,177,900)	56,573	(4,511,710)	165,185
Net Loss	$(6,149,985)	$(956,715)	$(7,264,785)	$(2,656,576)

Basic and Diluted Loss per Common Share:
Net loss	$(6,149,985)	$(956,715)	$(7,264,785)	$(2,656,576)
Preferred stock dividends - Series B	-	-	-	(65,000)
Net loss available to common stockholders	(6,149,985)	(956,715)	(7,264,785)	(2,721,576)

Net loss per common share - basic and diluted	$(0.47)	$(0.23)	$(0.77)	$(0.66)

Weighted average number of common shares outstanding during the period - basic and diluted	13,149,571	4,246,002	9,469,919	4,137,050

Comprehensive Loss:
Net loss	$(6,149,985)	$(956,715)	$(7,264,785)	$(2,656,576)
Foreign currency translation adjustment	-	(3,973)	-	(25,551)
Comprehensive Loss	$(6,149,985)	$(960,688)	$(7,264,785)	$(2,682,127)

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,264,785)	$(2,656,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,756	65,512
Stock based compensation expense	1,303,301	1,211,956
Amortization of prepaid asset - related party	-	93,813
Amortization of debt issue costs into interest expense	2,858	-
Amortization of debt discount into interest expense	395,470	75,000
(Gain) Loss on settlement of accounts payable	(178,779)	-
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	-	6,307
Derivative expense pertaining to convertible note payable	-	418,970
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	4,310,148	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock issuance	-	(620,341)
Change in fair value of derivative liability - convertible notes payable	(14,329)	(37,372)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(106,775)	(374,920)
Accounts receivable - related party	-	17,999
Inventory	16,876	129,585
Prepaid and other current assets	(16,231)	63,786
Increase (decrease) in:
Accounts payable	(340,390)	(145,561)
Accounts payable - related party	-	(24,332)
Accrued expenses	4,583	233,876
Deferred Revenues	-	(389,135)
Net Cash Used In Operating Activities	(1,843,297)	(1,931,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	-	(199,901)
Cash paid to purchase property and equipment	(111,154)	-
Net Cash Used In Investing Activities	(111,154)	(199,901)

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments toward note payable	(35,000)	-
Proceeds from convertible notes payable	-	550,000
Proceeds from sale of convertible Series A preferred stock	3,361,000	-
Proceeds from sale of convertible Series B preferred stock	-	65,000
Cash paid for direct offering costs of preferred stock	(6,713)	(16,676)
Proceeds from exercise of warrants	-	1,081,412
Net Cash Provided By Financing Activities	3,319,287	1,679,736

Net Increase (Decrease) in Cash	1,364,836	(451,598)
Effect of Exchange Rates on Cash	-	(15,047)
Cash - Beginning of Period	1,791,623	686,065

Cash - End of Period	$3,156,459	$219,420

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$365,400	$-
Property and equipment acquired through issuance of Series D Preferred Stock in connection with acquisition	$500,000	$-
Cash paid after period end to acquire intangible assets	$-	$107,539
Sale of stock for subscriptions receivable	$50,000	$-
Derivative liability arising from issuance of price protection on Series A preferred stock	$220,746	$-
Derivative liability arising from issuance of convertible Series B preferred stock	$-	$65,000
Accrued interest on Convertible Notes Payable contributed to Additional Paid in Capital	$1,770	$-
Derivative liability reclassified to Additional Paid in Capital	$160,693	$-
Derivative liability transferred to Additional Paid in Capital upon conversion of Convertible Notes Payable	$15,508	$-
Conversion of Series A preferred stock into common stock	$-	$40

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

(Restated)

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

Note 2 – Restatement of Financial Statements

The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 filed with the SEC on August 13, 2012, have been restated as a result of management’s determination that the Company should have expensed a 2,500,000 fully vested stock grant to the Company’s then Co-Chairman rather than reporting the amount as a prepaid expense and amortizing it over the service term.

The effect of the restatement on the unaudited interim condensed consolidated balance sheet of the Company as of June 30, 2012 includes a decrease in the value of prepaid expenses and other current assets by $459,375 and an increase in total stockholders’ deficit of $459,375.The effect of the restatement on the unaudited interim condensed consolidated statements of operations resulted in an increase in the Company’s net loss as originally reported for three and six months ended June 30, 2012 by $459,375 to a net loss of $6,149,985 and $7,264,785, respectively. The effect of the restatement had no effect on the Company’s cash or net cash used in operations for the three and six months ended June 30, 2012. Certain applicable portions of Notes 3 and 7 have also been revised accordingly.

The effect of the restatement on our previously issued unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 is as follows:

	Restated Consolidated Balance Sheet as of June 30, 2012
	As Reported	Adjustments	Restated
ASSETS
Cash	$3,156,459	$-	$3,156,459
Accounts receivable	129,052	-	129,052
Prepaid expenses and other current assets	713,211	(459,375)	253,836
Total Current Assets	3,998,722	(459,375)	3,539,347
TOTAL ASSETS	$4,605,656	$(459,375)	$4,146,281

LIABILITIES AND STOCKHOLDERS' DEFICIT
Total Current Liabilities	$5,476,822	$-	$5,476,822
Accumulated deficit	(38,478,682)	(459,375)	(38,938,057)
Total Stockholders' Deficit	(871,166)	(459,375)	(1,330,541)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,605,656	$(459,375)	$4,146,281

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

(Restated)

	Restated Consolidated Statements of Operations and Other Comprehensive Loss
	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue	$591,432	$-	$591,432	$836,039	$-	$836,039
Cost of revenue	47,592	-	47,592	78,916	-	78,916
Gross Profit	543,840	-	543,840	757,123	-	757,123
Sales and marketing expenses	680,260	-	680,260	1,008,030	-	1,008,030
General and administrative expenses	1,376,290	459,375	1,835,665	2,042,793	459,375	2,502,168
Loss from Operations	(1,512,710)	(459,375)	(1,972,085)	(2,293,700)	(459,375)	(2,753,075)
Total Other Income (Expense) - Net	(4,177,900)	-	(4,177,900)	(4,511,710)	-	(4,511,710)
Net Loss	$(5,690,610)	$(459,375)	$(6,149,985)	$(6,805,410)	$(459,375)	$(7,264,785)
Net loss per common share - basic and diluted	$(0.43)		$(0.47)	$(0.72)		$(0.77)
Weighted average number of common shares outstanding during the period - basic and diluted	13,149,571		13,149,571	9,469,919		9,469,919

Comprehensive Loss	$(5,690,610)	$(459,375)	$(6,149,985)	$(6,805,410)	$(459,375)	$(7,264,785)

	Restated Consolidated Statement of Cash Flows
	For the Six Months Ended June 30, 2012
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,805,410)	$(459,375)	$(7,264,785)
Stock based compensation expense	843,926	459,375	1,303,301
Net Cash Used In Operating Activities	(1,843,297)	-	(1,843,297)

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$1,152,900	$(787,500)	$365,400

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

(Restated)

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

As discussed in Note 7, during June 2012, we granted an aggregate 1,160,000 fully vested shares of common stock, having an aggregate fair value of $365,400 to an outside vendor for services. We recorded the amount as a prepaid expense and are amortizing the expense over the expected remaining service term.

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

(Restated)

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

(Restated)

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

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

(Restated)

Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. As discussed in Note 7, on June 8, 2012, our shareholders approved an amendment to our Certificate of Incorporation to effect a Reverse Split. All share and per share amounts have been retroactively restated to reflect the Reverse Split.

The computation of basic and diluted loss per share for the three and six month periods ended June 30, 2012 and 2011 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Three and Six Months Ended June 30, 2012	For the Three and Six Months Ended June 30, 2011
Convertible Notes Payable	—	5,500,000
Convertible Series A Preferred Stock	8,250,000	—
Convertible Series B Preferred Stock	2,501,924	2,671,022
Convertible Series C Preferred Stock	28,193	307,540
Stock Warrants	8,305,529	415,360
Stock Options	2,043,647	1,754,091
	21,129,293	10,648,012

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

Customer and Vendor Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended June 30,		Percentage of Revenue During the Six Months Ended June 30,		Percentage of Accounts Receivable at
	2012	2011	2012	2011	June 30, 2012	December 31, 2011
Customer A	35%	—	36%	—	53%	28%
Customer B	18%	—	18%	—	13%	—
Customer C	13%	—	14%	—	14%	16%
Customer D	14%	—	14%	—	—	—
Customer E	—	64%	—	57%	—	—
Customer F	—	35%	—	43%	—	38%

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

(Restated)

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

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At June 30, 2012		At December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$—	$—	$—	$—
Level 2
None	—	—	—	—
Level 3
Derivative liability	—	4,372,451	—	29,837
	$—	$4,372,451	$—	$29,837

The following table reflects the change in fair value of our derivative liabilities for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012
	Assets	Liabilities

Balance at beginning of period	$—	$29,837
Derivative liability arising from issuance of convertible notes payable	—	—
Derivative liability arising from sale of Series B preferred stock	—	—
Change in value of derivative liability – convertible notes	—	(14,329)
Elimination of beneficial conversion feature – convertible notes (See Note 5)	—	(15,508)
Derivative liability arising from issuance of price protection on Series A preferred stock	—	222,996
Change in value of derivative liability – Series A preferred stock	—	4,310,148
Change in value of derivative liability – Series B preferred stock	—	—
Elimination of beneficial conversion feature – Series A preferred stock	—	(160,693)
Balance at end of period	$—	$4,372,451

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

(Restated)

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

Note 5 – Acquisition

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

The 2011 Convertible Notes had a one-year term, an annual interest rate of approximately 0.5%, and, following a qualified financing transaction involving common stock or common stock equivalents in which we received gross proceeds in excess of $500,000 (“Future Financing”), became convertible into our common stock at 50% of the lower of (a) the price per share of common stock, or (ii) the exercise or conversion price of any common stock equivalents used in the financing transaction.  A Future Financing closed and on January 27, 2012, the 2011 Convertible Notes were converted into 1,600,000 shares of our Series A Preferred Stock (as defined in Note 7).

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

(Restated)

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

In addition, following the Future Financing, holders of the 2011 Convertible Notes received 8,000,000 warrants, which were not subject to the Reverse Split as defined in Note 7, to purchase our common stock at $0.20 per share.

Note 7 – Stockholders’ Equity (Deficit)

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

During December 2011, we sold 4,045,000 shares of 2011 Series A PS for gross proceeds of $4,045,000. Of this amount $2,000,000 was received in January 2012. During the first half of 2012, we sold an additional 1,361,000 shares of our 2011 Series A PS for gross proceeds of $1,361,000, and converted $800,000 of our convertible notes payable into 1,600,000 shares of 2011 Series A PS (Note 6). In connection with the sale of the 2011 Series A PS, we incurred direct offering costs totaling $6,713. After the Reverse Split (as defined below), and without giving effect to certain blocker provisions limiting conversions, the 7,006,000 outstanding shares of 2011 Series A PS would convert into 35,030,000 shares, or approximately 86%, of our then outstanding common stock.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

(Restated)

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

(Restated)

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

(Restated)

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

Shares Granted to Directors, Consultants and Employees

During June 2012, we granted 2,500,000 fully vested shares of common stock, having a fair value of $787,500 based on the quoted closing trading price of our common stock as of the grant date, to our Co-Chairman of the Board. The shares were issued as compensation for service on our board of directors for a one-year period. We recorded $787,500 during the second quarter of 2012 as expense pertaining to this grant.

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

Including the above grants, we recorded non-cash compensation expense of $937,458 and $71,853 for the three months ended June 30, 2012 and 2011, respectively, and $949,936 and $144,956 for the six months ended June 30, 2012 and 2011, respectively, pertaining to stock grants.

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

(Restated)

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

During the six months ended June 30, 2012, 101,458 warrants with a weighted average exercise price of $17.96 expired unexercised.

The aggregate intrinsic value of the warrants at June 30, 2012 and December 31, 2012 was $2,681,250 and $0, respectively.

The following summarizes our warrant activity for the six months ended June 30, 2012:

	Series A Preferred Stock			Common Stock
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Warrants	Price	Life (in Years)	Warrants	Price	Life (in Years)
Outstanding - December 31, 2011	-	$-	—	281,988	$12.96	1.1
Granted	25,000	0.200		8,125,000	0.20
Exercised	-	-		-	-
Cancelled/Forfeited	(25,000)	0.200		(101,458)	17.96
Outstanding - June 30, 2012	-	$-	-	8,305,529	$0.42	4.5

Exercisable - June 30, 2012	-	$-	-	8,305,529	$0.42	4.5

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

(Restated)

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

(Restated)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q/A. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC.

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

Our corporate headquarters are located at 245 North Ocean Blvd., Suite 306, Deerfield Beach, Florida 33441 and our phone number is (954) 915-1550. Our website can be found at www.usell.com. The information on our websites is not incorporated in this report.

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

Our more significant accounting policies can be found in Note 3 of our unaudited interim condensed consolidated financial statements found elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. There have been no material changes to our Critical Accounting Policies during the period covered by this report.

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

Results for the Three and Six Months Ended June 30, 2012, Compared to the Three and Six Months Ended June 30, 2011

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Three Months Ended June 30,		Change	Change
	2012	2011	(Dollars)	(Percentage)
	(Restated)
Revenue	$591,432	$1,789,048	$(1,197,616)	-67%
Cost of Revenue	47,592	877,937	(830,345)	-95%
Gross Profit	543,840	911,111	(367,271)	-40%
Sales and Marketing	680,260	488,575	191,685	39%
General and Administrative	1,835,665	1,435,824	399,841	28%
Operating Loss	(1,972,085)	(1,013,288)	(958,797)	95%
Other (Expense) Income	(4,177,900)	56,573	(4,234,473)	-7485%
Net Loss	$(6,149,985)	$(956,715)	$(5,193,270)	543%

	For the Six Months Ended June 30,		Change	Change
	2012	2011	(Dollars)	(Percentage)
	(Restated)
Revenue	$836,039	$5,510,759	$(4,674,720)	-85%
Cost of Revenue	78,916	2,754,751	(2,675,835)	-97%
Gross Profit	757,123	2,756,008	(1,998,885)	-73%
Sales and Marketing	1,008,030	2,606,397	(1,598,367)	-61%
General and Administrative	2,502,168	2,971,372	(469,204)	-16%
Operating Loss	(2,753,075)	(2,821,761)	68,686	-2%
Other (Expense) Income	(4,511,710)	165,185	(4,676,895)	-2831%
Net Loss	$(7,264,785)	$(2,656,576)	$(4,608,209)	173%

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

We incurred a loss from operations of $2,753,075 during the six months ended June 30, 2012 (including non-cash charges for stock based compensation of $1,303,301). We used $1,843,297 in cash from operations during the six months ended June 30, 2012. As of June 30, 2012 we had an accumulated deficit of $38,938,057, and a working capital deficit of $1,937,475 (including our derivative liability of $4,372,451). The significant components which affect our working capital are revenues derived from the leads to our partners, capital raised in private offerings, offset by marketing expenses, expenses spent on our technology infrastructure and public company expenses including audit and legal expenses.

In general, we do not require significant capital to make purchases of property and equipment. We do, however, employ several people, and use outside contractors, to develop our website and technology platform. The costs incurred pertaining to this software development are capitalized as property and equipment. Additionally, we currently do not have any capital obligations or commitments that will require a significant amount of capital.

Our investing activities used net cash of $111,154 to purchase property and equipment. During the same period, our financing activities generated $3,319,287 in net proceeds, mainly comprised of proceeds from the sale of our preferred stock, partially offset by the repayment of an outstanding note payable to an investor in the amount of $35,000.

Because we have continued to operate at a loss, we have relied on raising funds through the issuance of debt and equity securities in order to run our operations. During 2011, we received $800,000 ($550,000 during the first half of 2011 and $250,000 during the second half of 2011) pursuant to convertible notes payable (the “2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $325,000 was received from a large stockholder, $325,000 was received from a director, and $50,000 was received from our then Chief Executive Officer, and $100,000 was received from another stockholder.

In 2011, our Board authorized the sale of up to 10,000,000 shares of Convertible Series A Preferred Stock (“2011 Series A PS”). From December 2011 through April 2012, we sold 5,406,000 shares of 2011 Series A PS for gross proceeds of $5,406,000 and converted the 2011 Convertible Notes into 1,600,000 shares of 2011 Series A PS.

We determined based on our negotiations with investors that we would be unable to raise any additional capital without offering price protection to investors. In January 2012, we offered price protection to the purchasers of the 2011 Series A PS which are triggered if we sell securities with the purpose of raising capital from investors, at a price less than $0.20 per common share. Investors who invested prior to January 2012 were given the same rights. All of the 2011 Series A PS, other than shares subject to 9.99% conversion blockers, automatically converted into common stock when on June 8, 2012, in connection with the Reverse Split (as defined below). The issuance of the 2011 Series A PS was very dilutive to our shareholders but was necessary to raise capital in order to continue operating and implementing our new business.

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

On September 14, 2012, our Board authorized the sale of 35,000,000 shares of our common stock in a primary offering. We intend to use the net proceeds of this offering for marketing, improving our platform technology, working capital and general corporate purposes.

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to June 30, 2012. We anticipate that we will continue to generate significant losses from operations in the near future. If we are unable to raise any funds in the proposed public offering or any other type of financing, we believe that, with our current available cash along with anticipated revenues, we will have sufficient funds to meet our anticipated cash needs for the next twelve months. If necessary, we will reduce operating expenses other than marketing and advertising expenses. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the number of buyers on our site; which will allow us to increase our marketing spend and, accordingly, increase our revenues. There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds through the issuance of debt and/or equity securities may not be successful or, in the event additional sources of funds are needed to continue operations, they may not be available on acceptable terms, if at all.

Recent Accounting Pronouncements

See Note 3 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include providing consumers with a sufficient number of partners that furnish offers on our site, the effectiveness of our advertising campaigns and the willingness of people to use us to help them monetize and recycle their small consumer electronic items. Further information on our risk factors is contained in our filings with the SEC, including the Form S-1 filed on September 21, 2012. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Upon our determination to restate the June 30, 2012 condensed consolidated financial statements, we reevaluated our disclosure controls and procedures and, upon doing so, our original conclusion that our disclosure controls and procedures are effective as of the end of the period covered by this report remains unchanged.

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

usell.com, Inc.

November 15, 2012	/s/ Sergio Zyman
Sergio Zyman
Chief Executive Officer
(Principal Executive Officer)

November 15, 2012	/s/ Michael Brachfeld
Michael Brachfeld
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.I
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Rights	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1	6/24/10	3.8
3.9	Certificate of Amendment – Increase in Capital	10-Q	8/15/11	3.12
3.10	Certificate of Amendment – Reverse Split	8-K	6/11/12	3.1
3.11	Certificate of Amendment – usell.com, Inc.	10-Q	8/13/12	3.11
3.12	Amended and Restated Certificate of Designation – Series A	10-K	3/30/12	3.10
3.13	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.14	Certificate of Designation – Series C	10-K	3/31/11	3.10
3.15	Certificate of Designation - Series D	10-Q	5/15/12	3.13
3.16	Amended and Restated Bylaws	10-Q	5/20/09	3.3
3.17	Amendment to the Amended and Restated Bylaws - Voting	10-K	3/30/12	3.14
3.18	Amendment No. 2 to the Amended and Restated Bylaws – Executive Chairman	10-Q	8/13/12	3.18
10.1	Form of Convertible Note	10-Q	11/21/11	10.2
10.2	Form of Subscription Agreement – Series A Offering	10-K	3/30/12	10.16
10.3	Stockholders Agreement	10-Q	8/19/09	10.3
10.4	EcoSquid Note	10-K	3/30/12	10.18
10.5	EcoSquid License	10-K	3/30/12	10.19
10.6	Amendment to EcoSquid License	10-K	3/30/12	10.20
10.7	Summary of Agreement – EcoSquid Acquisition	10-Q	8/13/12	10.7
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

* A management contract or compensation plan.

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

