Form 10-Q
period 2012-09-30
usell.com, Inc.
filed 2012-11-15
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2012
Common Stock, $0.0001 par value per share	46,646,233 shares

Explanatory Note: Relying on the Securities and Exchange Commission’s Order (Securities Exchange Act of 1934 Release No. 68224, November 14, 2012), usell.com, Inc. (the “Company”) is filing this Form 10-Q for the three and nine months ended September 30, 2012 (the “Report”) one day after the filing deadline. As a result of Hurricane Sandy, the Company’s key accounting consultant had no electricity and a limited ability to communicate with the Company’s management for an extended period of time which hindered the Company’s ability to file the Report on a timely basis.

usell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

usell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,385,300	$1,791,623
Accounts receivable - net	126,309	22,277
Prepaid expenses and other current assets	283,835	24,456
Inventory	-	16,876
Debt issue costs	-	2,858
Total Current Assets	2,795,444	1,858,090

Equipment - net	619,581	34,980

Other Assets:
Intangible assets - net	3,056	5,556
Other assets	9,000	-
Total Other Assets	12,056	5,556

Total Assets	$3,427,081	$1,898,626

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$524,589	$1,064,276
Accrued expenses	633,265	581,451
Note payable, net of discount	-	29,113
Convertible notes payable, net of discount	-	410,417
Derivative liability	151,218	29,837
Total Current Liabilities	1,309,072	2,115,094

Stockholders' Equity (Deficit):
Convertible Series A preferred stock, ($0.0001 par value, 10,000,000 shares authorized, 177,906 and 4,045,000 shares issued and outstanding, respectively)	18	405
Convertible Series B preferred stock, ($0.0001 value per share, 4,000,000 shares authorized, 2,076,250 and 2,626,250 shares issued and outstanding, respectively) Liquidation preference $2,076,250 and $2,626,250, respectively	208	263
Convertible Series C preferred stock, ($0.0001 value per share, 1,000,000 shares authorized, -0- and 14,797 shares issued and outstanding, respectively)	-	1
Series D preferred stock, ($0.0001 value per share, 350,000 and -0- shares authorized, issued and outstanding, respectively) Liquidation preference $3,500,000	35	-
Common stock, ($0.0001 par value, 650,000,000 shares authorized, 46,646,233 and 5,790,266 shares issued and outstanding, respectively)	4,666	579
Subscriptions receivable - Convertible Series A preferred stock	-	(2,000,000)
Additional paid in capital	41,443,244	33,232,560
Accumulated deficit	(39,330,162)	(31,450,276)
Total Stockholders' Equity (Deficit)	2,118,009	(216,468)

Total Liabilities and Stockholders' Equity (Deficit)	$3,427,081	$1,898,626

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$729,297	$248,208	$1,565,336	$5,758,967
Cost of revenue	68,804	291,032	147,720	3,045,783
Impairment of prepaid expenses - related party	-	312,712	-	312,712
Gross Profit (Loss)	660,493	(355,536)	1,417,616	2,400,472
Sales and marketing expenses	779,681	93,779	1,787,711	2,700,176
General and administrative expenses	2,329,799	1,163,425	4,831,967	4,134,797
Impairment of goodwill and intangible assets	-	448,734	-	448,734
Loss from Operations	(2,448,987)	(2,061,474)	(5,202,062)	(4,883,235)

Other Income (Expense):
Interest income	1,694	-	5,749	-
Interest expense	(26)	(164,764)	(398,751)	(230,264)
Gain on settlements of accounts payable	11,424	-	190,203	-
Loss on foreign exchange	-	(37)	-	(1,788)
Derivative expense - embedded conversion feature of convertible Series B preferred stock issuance	-	-	-	(6,307)
Derivative expense - convertible notes payable	-	(78,375)	-	(497,345)
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock	2,043,790	-	(2,266,358)	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock	-	147,629	-	767,970
Change in fair value of derivative liability - convertible notes payable	-	16,472	14,329	53,844
Total Other Income (Expense) - Net	2,056,882	(79,075)	(2,454,828)	86,110
Net Loss	$(392,105)	$(2,140,549)	$(7,656,890)	$(4,797,125)

Basic and Diluted Loss per Common Share:
Net loss	$(392,105)	$(2,140,549)	$(7,656,890)	$(4,797,125)
Preferred stock dividends - Series A	-	-	(222,996)	-
Preferred stock dividends - Series B	-	-	-	(65,000)
Net loss available to common stockholders	(392,105)	(2,140,549)	(7,879,886)	(4,862,125)

Net loss per common share - basic and diluted	$(0.01)	$(0.39)	$(0.39)	$(1.06)

Weighted average number of common shares outstanding during the period - basic and diluted	41,061,091	5,436,567	20,077,174	4,574,495

Comprehensive Loss:
Net loss	$(392,105)	$(2,140,549)	$(7,656,890)	$(4,797,125)
Foreign currency translation adjustment	-	5,389	-	(20,162)
Comprehensive Loss	$(392,105)	$(2,135,160)	$(7,656,890)	$(4,817,287)

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,656,890)	$(4,797,125)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	101,829	98,102
Provision for bad debt	68,877	-
Stock based compensation expense	2,935,361	1,705,571
Amortization of prepaid asset - related party	-	140,720
Amortization of debt issue costs into interest expense	2,858	-
Amortization of debt discount into interest expense	395,470	229,166
Impairment of prepaid asset - related party	-	312,712
Impairment of goodwill and intangible assets	-	448,734
Gain on settlement of accounts payable	(190,203)	-
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	-	6,307
Derivative expense pertaining to convertible note payable	-	497,345
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	2,266,358	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock issuance	-	(767,970)
Change in fair value of derivative liability - convertible notes payable	(14,329)	(53,844)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(172,909)	195,427
Accounts receivable - related party	-	24,014
Inventory	16,876	135,613
Prepaid and other current assets	(15,079)	72,939
Other assets	(9,000)	-
Increase (decrease) in:
Accounts payable	(324,485)	(7,208)
Accounts payable - related party	-	(24,332)
Accrued expenses	53,586	157,027
Deferred revenues	-	(420,186)
Net Cash and Cash Equivalents Used In Operating Activities	(2,541,680)	(2,046,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire intangible assets	-	(251,631)
Cash paid to purchase property and equipment	(183,930)	-
Net Cash and Cash Equivalents Used In Investing Activities	(183,930)	(251,631)

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments toward note payable	(35,000)	-
Proceeds from convertible notes payable	-	650,000
Proceeds from sale of convertible Series A preferred stock	3,361,000	-
Proceeds from sale of convertible Series B preferred stock	-	65,000
Cash paid for direct offering costs of Series A preferred stock	(6,713)	(22,379)
Proceeds from exercise of warrants	-	1,081,412
Net Cash and cash Equivalents Provided By Financing Activities	3,319,287	1,774,033

Net Increase (Decrease) in Cash and Cash Equivalents	593,677	(524,586)
Effect of Exchange Rates on Cash and Cash Equivalents	-	(16,582)
Cash and Cash Equivalents - Beginning of Period	1,791,623	686,065

Cash and Cash Equivalents - End of Period	$2,385,300	$144,897

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid services	$610,400	$-
Equipment acquired through issuance of Series D Preferred Stock in connection with acquisition - related party	$500,000	$-
Derivative liability arising from convertible Series A preferred stock	$222,996	$-
Derivative liability arising from convertible Series B preferred stock	$-	$65,000
Derivative liability reclassified to Additional Paid in Capital upon conversion of Series A preferred stock	$2,338,136	$-
Derivative liability transferred to Additional Paid in Capital upon conversion of Convertible Notes Payable	$15,508	$-
Warrants issued in connection with settlement of accounts payable	$24,999	$-
Conversion of Convertible Notes Payable to Series A preferred stock	$800,000	$-
Accrued interest on Convertible Notes Payable contributed to Additional Paid in Capital	$1,770	$-
Conversion of Series A preferred stock into common stock	$683	$40
Conversion of Series B preferred stock into common stock	$55	$38
Conversion of Series C preferred stock into common stock	$1	$56

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

Note 1 - Organization and Business

usell.com, Inc., formerly known as Upstream Worldwide, Inc., through our wholly-owned subsidiaries (collectively, “uSell,” “Company,” “we,” “us,” and/or “our”), helps individuals monetize household items, such as small consumer electronics that they are no longer using.  From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. In mid-2010, we diversified our business by introducing a service similar to our precious metals business, for cellular phones. We stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly, although we continued to service packs coming in from prior precious metals and cellular phone advertising campaigns. In July 2011, we created an online marketplace where individuals interested in selling small consumer electronics that they are no longer using (“Consumers”) can educate themselves on current market values and sell their items to electronics buyers.

We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of internet advertising, to attract individuals to our website. Our services are free for Consumers and we partner with electronics buying companies to offer them a cost efficient customer acquisition model.

Note 2 - Significant Accounting Policies

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2011 and 2010. The financial information as of December 31, 2011 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011.  The interim results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of uSell and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount allocated to intangible assets; the estimated useful lives for amortizable intangible assets, equipment; accrued expenses; the fair value of warrants granted in connection with various financing transactions; share-based payment arrangements; and the fair value of derivative liabilities.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents generally consist of money market accounts.

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institution. At times, our cash may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On September 30, 2012 and December 31, 2011, our deposits exceeded the FDIC limit by approximately $2.2 million and $1.6 million, respectively.

Accounts Receivable

Accounts receivable represent obligations from our customers. We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. Our allowance for doubtful accounts was $68,877 and $0 at September 30, 2012 and December 31, 2011, respectively.

Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets represent amounts paid, in cash or equity instruments, in advance of a service being provided. Amounts are amortized into expense over the contracted or expected service term.

As discussed in Note 6, in June and September 2012, we granted 1,660,000 fully vested shares of common stock, having an aggregate fair value of $610,400, to two outside vendors for future services. We recorded the amount as a prepaid expense and are amortizing the expense over the expected remaining service terms.

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

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

Consumer Electronics Referrals

Individuals responding to our advertising campaigns come to our website where they search our database for the item they wish to sell. They are prompted to answer a number of questions regarding the condition of the item and which associated accessories they have, if any. Upon completion of the appraisal questions, they are presented with a listing of offers to purchase their item from our partners. We earn a fee for providing our partners with customers and recognize revenue upon acceptance of the partner’s offer by the Consumer. All of our partners pay similar fees per referral, which is based on a tiered structure. The Company receives a higher fee for premium phones, such as smartphones and iphones, and a lower fee for non-premium phones. We receive this fee regardless of whether the Consumer ultimately sends in the device.

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

September 30, 2012

(Unaudited)

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

We did not have significant revenues from precious metals during the three and nine months ended September 30, 2012.

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

We recorded $68,067 and $127,619 for the three and nine months ended September 30, 2012 as cost of revenue pertaining to Consumer Electronics Referral revenue.

We recorded $46,907 and $140,720 for the three and nine months ended September 30, 2011 as cost of revenue pertaining to prepaid refining services and $14,593 and $43,779 for the three and nine months ended September 30, 2011 as amortization expense pertaining to a non-compete agreement, both of which pertain to our service agreement with the Refinery.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $699,148 and $21,821 for the three months ended September 30, 2012 and 2011, respectively, and $1,640,702 and $1,728,407 for the nine months ended September 30, 2012 and 2011, respectively.

Share-Based Payment Arrangements

We account for stock options in accordance with Accounting Standards Codification (“ASC”) 718: Compensation - Stock Compensation. ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

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

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. As discussed in Note 6, on June 8, 2012, our shareholders approved an amendment to our Certificate of Incorporation to effect a 1-for-52.4846 Reverse Split. All share and per share amounts have been retroactively restated to reflect the Reverse Split.

The computation of basic and diluted loss per share at September 30, 2012 and 2011 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2012	September 30, 2011
Convertible Notes Payable	-	6,500,000
Convertible Series A Preferred Stock	889,530	-
Convertible Series B Preferred Stock	1,977,961	2,501,924
Convertible Series C Preferred Stock	-	307,540
Stock Warrants	8,254,562	262,934
Stock Options	6,309,147	5,556,575
	17,431,200	15,128,973

Commitments

In July 2012, we signed a lease to move our corporate office. Our obligations under this lease total approximately $3,000 per month, and continue through the end of December 2013.

Legal Proceedings

In August 2011, the Florida Attorney General (the “AG”) initiated an official investigation into whether or not we engaged in unfair trade practices in violation of its “Little FTC Act.”  The investigation is due to consumer complaints.  We generally relied on third parties to handle the products we sold, the Refinery for precious metals and ReCellular for phones and smart phones.  Under Florida law, the remedies include actual damages, civil penalties, and attorneys’ fees.  We have provided a comprehensive response to the AG demonstrating that we acted properly. Although we believe that we have not violated any laws, there can be no assurance that the Attorney General will agree. In April 2012, we met with the AG to discuss the matter and address their concerns. Though the AG’s investigation is ongoing, we believe that we will be able to reach a resolution that will not have a material impact on our financial statements and accordingly, we have not accrued a liability for this matter.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

Customer and Vendor Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended September 30,		Percentage of Revenue During the Nine Months Ended September 30,		Percentage of Accounts Receivable at
	2012	2011	2012	2011	September 30, 2012	December 31, 2011
Customer A	4%	-	21%	-	36%	28%
Customer B	20%	-	19%	-	11%	-
Customer C	15%	-	14%	-	11%	16%
Customer D	19%	-	16%	-	8%	-
Customer E	11%	-	5%	-	18%	-
Customer F	11%	-	5%	-	7%	-
Customer G	-	5%	-	55%	-	8%
Customer H	-	65%	-	43%	-	38%

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had a material impact on our unaudited condensed consolidated financial statements.

Note 3 - Fair Value

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

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At September 30, 2012		At December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$-	$-	$-	$-
Level 2
None	-	-	-	-
Level 3
Derivative liability	-	151,218	-	29,837
	$-	$151,218	$-	$29,837

The following table reflects the change in fair value of our derivative liabilities for the nine months ended September 30, 2012:

	Assets	Liabilities

Balance at beginning of period	$-	$29,837
Change in value of derivative liability - convertible notes	-	(14,329)
Elimination of beneficial conversion feature - convertible notes	-	(15,508)
Derivative liability arising from Series A preferred stock	-	222,996
Change in value of derivative liability - Series A preferred stock	-	2,266,358
Elimination of beneficial conversion feature - Series A preferred stock	-	(2,338,136)
Balance at end of period	$-	$151,218

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

Note 4 - Acquisition

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

We valued the transaction at $500,000, based on the amount of cash paid by Acquisition Corp. for the acquisition of EcoSquid. We ascribed the full $500,000 to the comparison technology platform. We used the acquisition method of accounting in connection with the acquisition of Acquisition Corp. Accordingly; we recorded the comparison technology platform as software, valued at $500,000, in property and equipment on our unaudited interim condensed consolidated balance sheet.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

We incurred $30,924 in legal expenses pertaining to this acquisition during the first quarter of 2012, which is included in our general and administrative expense for that period.

As discussed above, Acquisition Corp had no revenue or expenses. Therefore the only difference between the actual results reported and any pro forma results, as if the transaction had occurred on January 1, 2011, would be the depreciation that would have been incurred on the comparison technology platform. The pro forma depreciation expense would not have a meaningful impact on the losses recognized in 2011 and 2012. We therefore did not present any pro forma information pertaining to this acquisition. Management evaluated the acquisition and determined that it was not significant to our overall financial statements. Accordingly, an audit of Acquisition Corp. was not performed.

Note 5 - Debt

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

Convertible Notes Payable

During 2011, we received $800,000 pursuant to convertible notes payable (the “2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $325,000 was received from a stockholder, $325,000 was received from our now Co-Chairman of the Board, $50,000 was received from our then Chief Executive Officer, and $100,000 was received from another stockholder.

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

We evaluated the conversion feature embedded in the 2011 Convertible Notes and determined that since the exercise price of the convertible debt contained a variable conversion feature, such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative liability at fair value.

At December 31, 2011, we determined that the fair value of the derivative liability pertaining to the 2011 Convertible Notes was $29,837 using the Black-Scholes pricing model.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

In addition, following the Future Financing, holders of the 2011 Convertible Notes received 8,000,000 warrants, which were not subject to the Reverse Split, to purchase our common stock at $0.20 per share (see Note 6).

Note 6 - Stockholders’ Equity (Deficit)

Convertible Series A Preferred Stock

On November 18, 2011, our Board authorized the sale of up to 10,000,000 shares of Convertible Series A Preferred Stock (“2011 Series A PS”), with a par value of $0.0001 per share.  The 2011 Series A PS have:

a)	Seniority and a liquidation preference over all classes of common stock, but subordinate to our Series B Preferred Stock and Series C Preferred Stock;

b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2011 Series A PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

c)	A stated liquidation value of $1 per share;

d)	No stated dividends; and

e)	Automatic conversion (subject to blocking provisions for certain significant shareholders, as described below) into common shares upon the consummation of the Reverse Split (as defined below) at a rate of five common shares for each share of 2011 Series A PS. Shares of the 2011 Series A PS were not subject to the Reverse Split.

During December 2011, we sold 4,045,000 shares of 2011 Series A PS for gross proceeds of $4,045,000 ($1 per share). Of this amount, $2,000,000 was received in January 2012. During the first half of 2012, we sold an additional 1,361,000 shares of our 2011 Series A PS for gross proceeds of $1,361,000 ($1 per share), and converted $800,000 of our convertible notes payable into 1,600,000 shares of 2011 Series A PS (Note 5). In connection with the sale of the 2011 Series A PS, we incurred direct offering costs totaling $6,713. After the Reverse Split (as defined below), and without giving effect to certain blocker provisions limiting conversions, the 7,006,000 outstanding shares of 2011 Series A PS would convert into 35,030,000 shares, or approximately 86%, of our then outstanding common stock.

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

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

At that time, we determined that the price protection feature on the 6,956,000 shares of 2011 Series A PS constituted a derivative liability and estimated the fair value of such liability to be $220,746 using the Black-Scholes option pricing model using the following weighted average assumptions:

Risk-free interest rate	0.76%
Expected dividend yield	0.0%
Expected volatility	357.47%
Expected life	5-Years
Expected forfeitures	0%

We recorded the fair value of the liability of $220,746 as a preferred stock dividend since the price protection feature of the 2011 Series A PS represents a variable conversion feature.

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

We estimated the fair value of the derivative liability pertaining to the price protection feature on the 50,000 shares of 2011 Series A PS sold in April 2012 to be $2,250 using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	0.88%
Expected dividend yield	0.0%
Expected volatility	380.49%
Expected life	5-Years
Expected forfeitures	0%

We recorded the fair value of the liability of $2,250 as a preferred stock dividend since the price protection feature of the 2011 Series A PS represents a variable conversion feature.

As a result of our Reverse Split (as defined below) on June 8, 2012 and, subject to certain blocker agreements limiting the common stock ownership percentages of certain investors to 9.99% of the outstanding common stock, the 2011 Series A PS automatically converted into common stock. Accordingly, 5,356,000 shares of 2011 Series A PS were converted into 26,780,000 shares of our common stock.

We determined that the fair value of the derivative liability pertaining to the 7,006,000 shares of 2011 Series A PS immediately prior to the conversion was $210,197 using the Black-Scholes option pricing model based on the following weighted average variables:

Expected dividends	0%
Expected volatility	383.69%
Expected term	4.57-years
Risk free interest rate	0.72%

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

We recorded a gain of $139,821, representing the net change in the fair value of the derivative liability pertaining to the 2011 Series A PS from March 31, 2012 through June 8, 2012. We then reclassified $160,693 of the $210,197 derivative liability, representing the value of the 5,356,000 shares of 2011 Series A PS that converted as described above, to additional paid in capital.

On June 30, 2012, we determined that the fair value of the derivative liability pertaining to the outstanding 2011 Series A PS was $4,372,451 using the Black-Scholes option pricing model based on the following weighted average variables:

Expected dividends	0%
Expected volatility	403.96%
Expected term	4.5-years
Risk free interest rate	0.72%

We recorded a loss of $4,322,947 during the second quarter of 2012, representing the net change in the fair value of the derivative liability pertaining to the 1,650,000 shares of 2011 Series A PS that were not converted on June 8, 2012 in connection with the Reverse Split and remained outstanding at June 30, 2012.

During the quarter ended September 30, 2012, shareholders converted 1,472,094 shares of 2011 Series A PS into 7,360,470 shares of our common stock. Accordingly, we reclassified $2,177,443 of the derivative liability, representing the value of the 1,472,094 shares of 2011 Series A PS that converted, to additional paid in capital.

On September 30, 2012, we determined that the fair value of the derivative liability pertaining to the outstanding 2011 Series A PS was $151,218 using the Black-Scholes option pricing model based on the following weighted average variables:

Expected dividends	0%
Expected volatility	425.88%
Expected term	4 years
Risk free interest rate	0.62%

We recorded a gain of $2,043,790 during the quarter ended September 30, 2012, representing the net change in the fair value of the derivative liability pertaining to the 2011 Series A PS from June 30, 2012 through September 30, 2012.

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

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

During the quarter ended September 30, 2012, two shareholders converted an aggregate of 550,000 shares of 2010 Series B PS into 523,963 shares of our common stock.

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

Series D Preferred Stock

On April 24, 2012, our Board authorized the sale of up to 350,000 shares of Series D Preferred Stock (“2012 Series D PS”), with a par value of $0.0001 per share.  The 2012 Series D PS have:

a)	A liquidation preference equal to $10.00 per share;

b)	No voting rights; and

c)	No stated dividends; and

d)	Are convertible into common shares at a rate of 50 shares of common for each share of 2012 Series D PS (see below).

During the third quarter of 2012, our Board amended the conversion rights on the 2012 Series D PS such that it becomes convertible immediately prior to the closing of a Combined Transaction or the occurrence of the Liquidation Event, both as defined in the Certificate of Designation, as amended.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

Common Stock

On June 8, 2012, our shareholders approved an amendment to our Certificate of Incorporation to effect a 1-for-52.4846 reverse stock split (the “Reverse Split”). Certain securities that were outstanding at the time of the Reverse Split were not subject to the Reverse Split including:

•	our 2011 Series A PS;
•	warrants to purchase our common stock that were issued in connection with our 2011 Series A PS;
•	shares and warrants issued to shareholders in connection with the conversion of our 2011 Convertible Notes; and
•	certain stock options.

All share and per share amounts reported throughout this document have been retroactively restated to reflect the Reverse Split.

On September 14, 2012, our Board authorized the sale of 35,000,000 shares of our common stock in an offering. We intend to use the net proceeds of this offering for marketing, improving our platform technology, working capital and general corporate purposes.

Shares Granted to Directors, Consultants and Employees

During June 2012, we granted 2,500,000 fully vested shares of common stock, having a fair value of $787,500 based on the quoted closing trading price of our common stock as of the grant date, to our Co-Chairman of the Board. The shares were issued as compensation for service on our board of directors for a one-year period. We recorded $787,500 as compensation expense pertaining to this grant during the nine months ended September 30, 2012.

During June 2012, we granted 1,160,000 fully vested shares of common stock, having a fair value of $365,400 based on the quoted closing trading price of our common stock as of the grant date, to a third party consultant for services to be provided over a one-year period. We recorded the amount as a prepaid expense and are amortizing the expense over the expected remaining service term. We recorded $91,350 and $243,600 during the three and nine months ended September 30, 2012, respectively, as compensation expense pertaining to this grant.

During July 2012, we granted a total of 2,000,000 fully vested shares of common stock, having a fair value of $700,000 based on the quoted closing trading price of our common stock as of the grant date, to our current Chairman and former Chairman of the Board. We recorded $700,000 during the third quarter of 2012 as compensation expense pertaining to this grant.

During July 2012, we granted 500,000 fully vested shares of common stock, having a fair value of $245,000 based on the quoted closing trading price of our common stock as of the grant date, to a third party consultant for services to be provided over a six-month period. We recorded the amount as a prepaid expense and are amortizing the expense over the expected remaining service term. We recorded $122,500 during the third quarter of 2012 as compensation expense pertaining to this grant.

Including the above grants, we recorded non-cash compensation expense of $917,161 and $12,478 for the three months ended September 30, 2012 and 2011, respectively, and $1,867,097 and $157,434 for the nine months ended September 30, 2012 and 2011, respectively, pertaining to stock grants.

Warrants

In March 2012, in connection with a settlement of an outstanding balance in our accounts payable, we issued 25,000 warrants to a third party service provider to purchase our 2011 Series A PS. In connection with the Reverse Split, these warrants were converted into warrants to purchase 125,000 shares of our common stock. The warrants have an exercise price of $0.20 and are exercisable for five years. The estimated fair value of these stock warrants on their date of grant was $25,000, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	1.06%
Expected dividend yield	0.0%
Expected volatility	374.05%
Expected life	5-Years
Expected forfeitures	0%

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

During the nine months ended September 30, 2012, 152,426 warrants with a weighted average exercise price of $17.22 expired unexercised.

The aggregate intrinsic value of the warrants at September 30, 2012 and December 31, 2011 was $0.

The following summarizes our warrant activity for the nine months ended September 30, 2012:

	Series A Preferred Stock			Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2011	-	$-	-	281,988	$12.96	1.1
Granted	25,000	0.20		8,125,000	0.20
Exercised	-	-		-	-
Cancelled/Forfeited	(25,000)	0.20		(152,426)	17.22
Outstanding - September 30, 2012	-	$-	-	8,254,562	$0.32	4.3

Exercisable - September 30, 2012	-	$-	-	8,254,562	$0.32	4.3

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

The options have an exercise price of $0.20 per share over a ten-year term and were completely vested at the time of the grant. We recorded $3,150 during the three months ended March 31, 2012 as compensation expense pertaining to this grant.

During the second quarter of 2012, we granted 100,000 stock options to employees for future services. These options had a fair value of $650 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	1.91%
Expected dividend yield	0%
Expected volatility	381.44%
Expected life	10 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.20 per share over a ten-year term and vest over 4-years. We recorded $41 and $69 during the three and nine months ended September 30, 2012, respectively, as compensation expense pertaining to this grant.

During the second quarter of 2012, we granted 150,000 stock options to a vendor for future services. These options had a fair value of $1,050 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	1.67%
Expected dividend yield	0%
Expected volatility	384.10%
Expected life	10 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.20 per share over a ten-year term and vest over a six month period. We recorded $368 and $1,050 during the three and nine months ended September 30, 2012, respectively, as compensation expense pertaining to this grant.

During the third quarter of 2012, we granted 230,529 stock options to employees for future services. These options had a fair value of $64,791 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	0.83%
Expected dividend yield	0%
Expected volatility	413.20%
Expected life	5 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.20 per share over a five-year term and vest over 4-years. We recorded $8,075 during the three months ended September 30, 2012 as compensation expense pertaining to this grant.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

During the third quarter of 2012, we granted 4,135,000 stock options to members of our board of directors and our executive officers for future services. These options had an aggregate fair value of $1,289,250 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	0.60% – 0.69%
Expected dividend yield	0%
Expected volatility	408.90% - 413.63%
Expected life	5 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.20 per share over a five-year term. Of the stock options granted, 1,035,000 vested immediately upon grant, 1,000,000 vest after one-year, and 2,100,000 vest over a four-year period. We recorded $446,979 during the three months ended September 30, 2012 as compensation expense pertaining to this grant.

Including the above grants, we recorded non-cash compensation expense of $714,903 and $481,137 for the three months ended September 30, 2012 and 2011, respectively, and $1,068,264 and $1,548,137 for the nine months ended September 30, 2012 and 2011, respectively, pertaining to stock option grants.

The following table summarizes our stock option activity for the period from December 31, 2011 through September 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2011	5,554,064	$1.00	8.0	$-
Granted	5,115,529	0.20
Forfeited or Canceled	(4,360,446)	0.88
Outstanding - September 30, 2012	6,309,147	$0.43	5.1	$-

Exercisable - September 30, 2012	2,523,567	$0.66	5.7	$-

 The following table summarizes our stock option activity for non-vested options for the period from December 31, 2011 through September 30, 2012:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	4,693,738	$1.15
Granted	5,115,529
Vested	(1,907,487)
Cancelled or Forfeited	(4,116,201)
Balance at September 30, 2012	3,785,579	$0.65

During October 2012, we granted 250,000 stock options to an advisor of the Company for future services. The options are exercisable at a weighted average exercise price of $0.20 per share over a five-year term and vest over a two-year period.

Note 7 – Subsequent Events

On October 10, 2012, we appointed Sergio Zyman as the Chief Executive Officer of the Company. See the Form 8-K filed with the SEC on October 16, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, as well as the Form S-1 Registration Statement filed on September 21, 2012, as it may be amended form time-to-time.

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

We have a low cost, highly scalable and flexible business model that allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors. We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of internet advertising, to attract individuals to our website. Our services are free for Consumers. We partner with reputable electronics buying companies that require a cost efficient customer acquisition model. The economies of scale that we generate by combining the buying power of multiple companies allow us to pass savings on to our partners which, in turn, allows them to offer the highest possible prices to Consumers. When a Consumer visits our website and accepts an offer from one of our partners, we receive a fee in accordance with a tiered structure based on the type of device being sold. We receive this fee regardless of whether the Consumer ultimately sends in the device.

Our corporate headquarters are located at 245 North Ocean Blvd., Suite 306, Deerfield Beach, Florida 33441 and our phone number is (954) 915-1550. Our website can be found at www.usell.com. The information on our website is not incorporated in this report.

Description of Revenue Since Inception and Changes in Business Model

We were a development stage company until July 2008, when we acquired Money4Gold, Inc., an early stage precious metals company, and changed our name to Money4Gold Holdings, Inc. We started our business operations buying precious metals directly from the public and selling them to a partner company. Thus, all of our revenue in 2008 was generated in the third and fourth quarter. In May 2009, we acquired MGE Enterprises Corporation, which we refer to as “MGE”.   MGE’s ability to reach a broader number of consumers through their experience in multi-language television advertising, direct response, and retail distribution and sales greatly accelerated our growth and increased our depth of management experience. The large increase in revenue was driven by a substantial increase in the volume of our advertising. The experience brought by the MGE management team and a highly skilled marketing team hired in 2009 enabled us to identify and capitalize on opportunities to increase the effectiveness of our advertising in 2009, as compared with 2008.   Also contributing to the higher revenue was the increase in the value of an ounce of gold, which increased the desire of the public to sell their excess gold and increased our revenue per ounce of gold received. The increase in revenue during year ended December 31, 2010, as compared to the same period in 2009, was driven by significantly higher volume of advertising in 2010. However, the effectiveness of our advertising was sequentially decreasing each quarter during the year. Our revenue declined from $17.3 million during the first quarter of 2010 to $7.8 million during the second quarter of 2010, $4.1 million during the third quarter of 2010, and $3.3 million during the fourth quarter of 2010. As we saw the market for gold and other precious metals changing, we began to test recycling of cellular phones.

Our initial cellular phone business was simple; we partnered with a third party which was to purchase from us the phones consumers sold us. However, this partner experienced cash flow problems and ceased paying us. In turn, it negatively impacted our liquidity. Because of our marketing success, we revamped our business model to its present stage where we created an online marketplace similar to Kayak’s in the travel industry where consumers interested in selling small consumer electronics that they are no longer using can educate themselves on current market values and sell their items to top-rated, reputable buyers. We no longer buy phones and other small electronics and recruit our partners for that purpose. As a result of the substantial decline in the amount of money spent on advertising and marketing in 2011, our revenues declined to $5.8 million for the nine months ended September 30, 2011.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 2 of our unaudited interim condensed consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. There have been no material changes to our Critical Accounting Policies during the period covered by this report.

Results of Operations

Results for the Three and Nine Months Ended September 30, 2012, Compared to the Three and Nine Months Ended September 30, 2011

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Three Months Ended September 30,		Change	Change
	2012	2011	(Dollars)	(Percentage)
Revenue	$729,297	$248,208	$481,089	194%
Cost of Revenue	68,804	291,032	(222,228)	-76%
Gross Profit (Loss)	660,493	(42,824)	703,317	-1642%
Sales and Marketing	779,681	93,779	685,902	731%
General and Administrative	2,329,799	1,163,425	1,166,374	100%
Impairments	-	761,446	(761,446)	-100%
Operating Loss	(2,448,987)	(2,061,474)	(387,513)	19%
Other (Expense) Income	2,056,882	(79,075)	2,135,957	-2701%
Net Loss	$(392,105)	$(2,140,549)	$1,748,444	-82%

	For the Nine Months Ended September 30,		Change	Change
	2012	2011	(Dollars)	(Percentage)
Revenue	$1,565,336	$5,758,967	$(4,193,631)	-73%
Cost of Revenue	147,720	3,045,783	(2,898,063)	-95%
Gross Profit	1,417,616	2,713,184	(1,295,568)	-48%
Sales and Marketing	1,787,711	2,700,176	(912,465)	-34%
General and Administrative	4,831,967	4,134,797	697,170	17%
Impairments	-	761,446	(761,446)	-100%
Operating Loss	(5,202,062)	(4,883,235)	(318,827)	7%
Other (Expense) Income	(2,454,828)	86,110	(2,540,938)	-2951%
Net Loss	$(7,656,890)	$(4,797,125)	$(2,859,765)	60%

Revenue by Type

The following table breaks down our revenue by type: consumer electronics referrals, sale of cellular phones and precious metals, and the percentage of each type with respect to revenue.

	For the Three Months Ended September 30,
	2012		2011
Consumer Electronics Referrals	$728,712	100%	68,491	28%
Cellular Phones	-	0%	11,741	5%
Precious Metals	-	0%	161,575	65%
Other	585	0%	6,401	2%
	$729,297	100%	$248,208	100%

	For the Nine Months Ended September 30,
	2012		2011
Consumer Electronics Referrals	$1,549,427	99%	68,491	1%
Cellular Phones	-	0%	3,136,431	54%
Precious Metals	11,000	1%	2,508,542	44%
Other	4,909	0%	45,503	1%
	$1,565,336	100%	$5,758,967	100%

Comparison of Revenue and Sales and Marketing Spend

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012
Revenue	729,297	591,432	244,607
Sales and Marketing Expenses	779,681	680,260	327,770
Percentage of Revenue	107%	115%	134%

As we increase our sales and marketing expenses, our revenues increase which demonstrates a strong correlation between revenue and our spending on advertising and marketing. Comparison of revenue, cost of revenue and the resulting gross margins for the three and nine month periods ended September 30, 2012 to the same periods in 2011 highlights the effects of the changes to our business over the last year. During 2012, our revenue was generated primarily by earning fees for providing our partners with customers. During 2011, our revenue was generated by selling precious metals and cellular phones that we had purchased from the public. Because we are no longer selling cellular phones and receiving any kits containing precious metals, we expect revenue generated by providing small consumer electronics customers to our partners to comprise almost all of our revenue in 2012. Our revenues for the three months ended September 30, 2011 were impacted by our focus on the transition from selling precious metals and cellular phones to earning fees for providing our partners with customers. Additionally, during the transition of our approach, we lowered our advertising expenses considerably while we tested our new message to Consumers and adjusted based on feedback and results. This resulted in lower revenue during the nine months ended September 30, 2012, as compared with 2011.

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

Our sales and marketing expenditures represent one of our most significant costs, amounting to 107% and 38% of revenue for the three months ended September 30, 2012 and 2011, respectively, and 114% and 47% of revenue for the nine months ended September 30, 2012 and 2011, respectively.  We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract Consumers to our website. Our sales and marketing costs include production costs to produce and edit advertisements as well as the costs to run them. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness based on a variety of metrics, including response rates, conversion rates and average revenue statistics. During 2012, our advertising and marketing costs has exceeded our revenue as we incurred significant production costs to generate advertisements promoting our new online marketplace and optimized the placement of those advertisements. We have seen improvement in the return on our advertising and marketing expenses through 2012, as evidenced by the decline in total sales and marketing costs as a percentage of revenue from 134% during the first quarter of 2012 to 115% during the second quarter of 2012 to 107% during the third quarter of 2012. See the “Comparison of Revenue and Sales and Marketing Spend” table above. Factors such as the time of year and significant local or nationally televised events can influence the effectiveness of our advertising campaigns.  The Olympics in August and the presidential election have impacted viewership patterns and therefore increased the cost of advertising during the quarter ended September 30, 2012.  As such, we adjusted our advertising plans in an attempt to reduce the potential negative impact that these events had or might have on the cost of our media campaigns, and maximize the returns on our advertising spending.

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. Our general and administrative expenses for the three and nine months ended September 30, 2012 were impacted by non-cash compensation expense pertaining to share grants and option grants for services. Excluding non-cash compensation expense, our general and administrative expenses for 2012, as compared to 2011, decreased as we scaled back our investments in our technology infrastructure, reduced our headcount, relocated to less expensive facilities, and reduced other expenses, such as travel, wherever practical. We are continuing to diligently seek out ways to reduce our overhead costs and to maintain them at minimal levels.

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

Other income (expense) during the three and nine months ended September 30, 2012 was primarily attributable to the change in the market value of the derivative liability pertaining to our 2011 Series A PS (as defined below) from June 30, 2012 to September 30, 2012 as a result of the change in our stock price. The derivative liability relates to the price protection provided to investors in the Series A offering. As of September 30, 2012, 177,906 shares of 2011 Series A PS were outstanding. The derivative liability will generally increase in a quarter when our stock price increases and decrease in a quarter when our stock price decreases. During the nine months ended September 30, 2012, we also incurred interest expense associated with our 2011 Convertible Notes (as defined below), partially offset by a gain on the settlement of certain accounts payable.

Other income (expense) during the three and nine months ended September 30, 2011 was attributable primarily to gains on the changes in the market values of the derivative liabilities pertaining to our 2010 Series B preferred stock and our 2011 Convertible Notes, partially offset by derivative expense and interest expense associated with our 2011 Convertible Notes.

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

We incurred a loss from operations of $5,202,062 during the nine months ended September 30, 2012 (including non-cash charges for stock based compensation of $2,935,361). We used $2,541,680 in cash from operations during the nine months ended September 30, 2012. As of September 30, 2012 we had an accumulated deficit of $39,330,162, and working capital of $1,486,372 (including our derivative liability of $151,218). The significant components which affect our working capital are revenues derived from the leads to our partners, capital raised in private offerings, offset by marketing expenses, expenses spent on our technology infrastructure and public company expenses including audit and legal expenses.

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

Our investing activities used net cash of $183,930 to purchase property and equipment. During the same period, our financing activities generated $3,319,287 in net proceeds, mainly comprised of proceeds from the sale of our preferred stock, partially offset by the repayment of an outstanding note payable to an investor in the amount of $35,000.

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

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to September 30, 2012. We anticipate that we will continue to generate significant losses from operations in the near future. If we are unable to raise any funds in the proposed public offering or any other type of financing, we believe that, with our current available cash along with anticipated revenues, we will have sufficient funds to meet our anticipated cash needs for the next twelve months. If necessary, we will reduce operating expenses other than marketing and advertising expenses. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the number of buyers on our site; which will allow us to increase our marketing spend and, accordingly, increase our revenues. There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds through the issuance of debt and/or equity securities may not be successful or, in the event additional sources of funds are needed to continue operations, they may not be available on acceptable terms, if at all.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include providing consumers with a sufficient number of partners that furnish offers on our sites, the effectiveness of our advertising campaigns and the willingness of people to use us to help them monetize and recycle their small consumer electronic items. Further information on our risk factors is contained in our filings with the SEC, including our Form S-1 filed on September 21, 2012. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

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

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position. There were no material changes during the third quarter to any pending legal proceedings previously reported.

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

usell.com, Inc.

November 15, 2012	/s/ Sergio Zyman
Sergio Zyman
Chief Executive Officer (Principal Executive Officer)

November 15, 2012	/s/ Michael Brachfeld
Michael Brachfeld
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.I
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Rights	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1	6/24/10	3.8
3.9	Certificate of Amendment – Increase in Capital	10-Q	8/15/11	3.12
3.10	Certificate of Amendment – Reverse Split	8-K	6/11/12	3.1
3.11	Certificate of Amendment – usell.com, Inc.	10-Q	8/13/11	3.11
3.12	Amended and Restated Certificate of Designation – Series A	10-K	3/30/12	3.10
3.13	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.14	Certificate of Designation – Series C	10-K	3/31/11	3.10
3.15	Certificate of Designation, as amended - Series D				Filed
3.16	Second Amended and Restated Bylaws	S-1	9/21/12	3.16
10.1	Form of Restricted Stock Agreement	S-1	9/21/12	10.8
10.2	Form of Option Agreement	S-1	9/21/12	10.9
10.3	Zyman Option Agreement	S-1	9/21/12	10.10
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

**Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to usell.com, Inc., 245 North Ocean Blvd., Suite 306, Deerfield Beach, Florida 33441 Attention: Mr. Michael Brachfeld.

