Form 10-K
period 2012-12-31
usell.com, Inc.
filed 2013-04-01
CIK 1271075

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

usell.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-50494	98-0412432
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

33 East 33rd Street, Suite 1101

Nerw York, New York 10016

(Address of Principal Executive Office) (Zip Code)

(212) 213-6805

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer  ☐   Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $16.4 million.

The number of shares outstanding of the registrant’s classes of common stock, as of March 29, 2013 was 74,330,870 shares.

PART I

Item 1.	Business.

usell.com, Inc., formerly known as Upstream Worldwide, Inc. (“usell”), is a technology based company focused on creating an online marketplace where consumers interested in selling small consumer electronics that they are no longer using can:

•	Research the current market value for their items, based on the make, model and condition of each item,
•	Efficiently find and compare offers for those items from top-rated buyers, who we sometimes refer to as our partners,
•	Review satisfaction ratings and customer reviews of each buyer,
•	Determine the offer they wish to accept, and
•	Immediately complete their transaction on our website directly with the buyer of their choice.

Our business model is similar to successful ecommerce websites, such as KAYAK (www.kayak.com) in the travel industry, Bankrate (www.bankrate.com) in the finance industry, and Insurance.com (www.insurance.com) in the insurance industry. Rather than offer the product or service directly to the consumer, these companies all serve consumers seeking to complete a transaction by providing them with an easy way to (i) find information to help them make an informed decision, (ii) compare offers from various companies that offer the respective service, and (iii) help them easily complete their transaction. Our services are free for consumers.

We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of Internet advertising, to attract consumers to our website. Effective consumer oriented advertising requires significant expertise and up-front capital to efficiently create, produce, edit and air the advertising campaigns.  Ineffective advertisements can result in significant costs that do not generate revenue sufficient to cover costs.

We partner with electronics buying companies and provide them with a low risk, cost-efficient customer acquisition model. Through participation in the uSell marketplace, our partners can benefit from the high volume response rates to our national television advertising and broad-based Internet advertising campaigns, while minimizing the investment and risk associated with creating and running their own branded advertising campaign.  Additionally, we provide our partners with access to real-time data that enables them to maximize performance on our site. Our secure partner dashboard provides operational and price performance metrics such as phone send-in rates, payment accuracy, average phone offer prices and average payment time.

When consumers enter the information about the device they intend to sell on our website, they are presented with offers from our partners that are interested in buying that item. A partner pays us only when a consumer accepts an offer on our website and provides us (and the partner) with the consumer’s name and address.  We receive a fee regardless of whether the consumer ultimately sends in the phone or other device.  We believe that this model provides our partners with a competitive customer acquisition cost which, in turn, allows them to offer higher prices to consumers.

Our corporate headquarters are located at 33 East 33rd Street, Suite 1101, New York, New York 10016 and our phone number is (212) 213-6805. Our website can be found at www.usell.com. The information on our website is not incorporated herein.

Company Evolution

We help consumers monetize household items, such as small consumer electronics that they are no longer using.  We were incorporated in Delaware on November 18, 2003. On July 23, 2008, we acquired Money4Gold, Inc., an early stage precious metals company, and changed our name to Money4Gold Holdings, Inc. We started our business operations in 2008, buying precious metals directly from the public and selling them to a partner company. On May 7, 2009, we acquired My Gold Envelope, Inc. (“MGE”).  MGE brought a management team with extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales.  MGE’s ability to reach a broader number of consumers through its management’s experience in multi-language television advertising, direct response, and retail distribution and sales greatly accelerated our growth and increased our depth of management experience. In mid-2010, we changed our name to Upstream Worldwide, Inc. and diversified our business by introducing a service similar to our precious metals business, for cellular phones. The response rates to the cellular phone offering far outpaced the responses on our precious metals campaigns. Hence, we began to focus our efforts on the domestic market for cellular phones and small consumer electronics. Through the end of 2010 and into 2011, our revenues began to shift substantially toward cellular phones. We stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011. By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly. In July 2011, we began to focus more intently on our core strength of cost-effective customer acquisition, and created an online marketplace where consumers interested in selling small consumer electronics that they are no longer using can educate themselves on current market values and sell their items to top-rated, reputable buyers. This strategy also allowed us to quickly expand into new product categories beyond cellular phones; we now offer a place to sell smartphones, iPads and other tablets, Kindles and other e-readers, digital cameras, MP3 players, and handheld game consoles. In April 2012, we acquired ecoSquid Inc. (“Acquisition Corp.”). Acquisition Corp owned the intellectual property that we licensed in order to implement our comparison technology platform. On July 23, 2012, we changed our name to usell.com, Inc.

To date we have established several significant milestones toward our new strategy:

•	We have developed the core technology that enables consumers to fully research the value of the items they wish to sell and select a buyer based on attributes most important to the consumer. We solicit continuous feedback from our consumers and conduct regular, routine testing to ensure we provide the most valuable information to consumers, and in the most readily digestible format.

•	We have established strong relationships with approximately 30 partners to date, and are continuously working to bring more partners to the platform. We believe that a higher number of partners make our online marketplace more efficient, thereby ensuring that consumers receive the best available pricing and service. With each partner, we build a custom integration with their systems to ensure that the information exchanged is timely and accurate.

•	We have launched the initial stages of our advertising and marketing strategy and have seen very positive response. Each campaign is carefully monitored to ensure the highest returns, factoring in revenue and cost, as well as conversion rates at each phase of the process. By optimizing our advertising to focus on the most successful campaigns, we ensure the highest returns on our investments and can consistently deliver the most cost efficient customer lead costs to our partners. These benefits will be amplified even further as we increase the levels of our advertising investments going forward.

•	Consumers can complete all transactions on our website, www.usell.com, rather than being directed to the website of a partner.

Market Opportunity

We believe that the market for recycling small consumer electronics, though just emerging, is substantial and that our historical performance demonstrates the potential of the opportunity for helping consumers monetize items that they are no longer using. The leading product in this category is, by far, the smartphone.

There are approximately 115 million new smartphones sold every year in the U.S. and the number continues to grow. Traditionally, high costs have enabled cellular service providers, such as AT&T, Verizon and Sprint, to effectively control the distribution of smartphones by subsidizing their high initial purchase cost and requiring consumers to sign long-term contracts. This system however has created a bottleneck in the distribution channels as recent developments in operating system performance and available applications have driven consumer demand to record levels. This trend is evidenced by the recent introduction of advertising campaigns by the phone manufacturers, such as Apple, HTC, and Samsung, aimed directly at consumers. By establishing a direct line of communication with the consumers, device manufacturers can market new products and services directly, as they are developed. This will result in additional pressure on the biggest hurdle the carriers face with the consumers: the long-term contract, as consumers who prefer the latest and greatest technology seek to upgrade their device more frequently.

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

There is also considerable demand for relatively new and still functioning used technology devices. As the initial cost of the latest generation devices continues to increase, a market for used smartphones is developing. Similar to the automobile industry, consumers are beginning to look for recent model smartphones that they can buy at prices that are lower than those for the brand new models. The growing demand for smartphones with faster processors and more functionality, the high initial cost of purchasing a new smartphone, and purchasing constraints have all contributed to increased values of used smartphones. For example, according to a consumer survey recently conducted by Consumer Intelligence Research Partners and cited in The Wall Street Journal, since the iPhone 4S launched in October 2011, used models of Apple’s earlier generation devices accounted for 11% of total iPhone activations at U.S. carriers. In September 2012, Apple launched a new iPhone 5 which led to a significant increase in visits to our site, searches for quotes of, and sales of the iPhone 4 and iPhone 4S. We believe this is indicative of the change in consumer behavior in adopting the liquidation of their used devices.

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

Challenges

There are several challenges that exist today in the market for used consumer electronics, including:

•	Emerging Market : The used consumer electronics market is just emerging and it is not widely known that used consumer electronics have significant value. To date, several consumer electronics and retail companies have introduced recycling programs designed to encourage consumers to “donate” their items to be recycled. These programs are successful for the retailers, but provide little, if any, economic value to the consumer.

•	Fragmented Market : There are a number of used consumer electronics buyers that have emerged to serve this opportunity, but none has emerged as the market leader. These companies have focused mainly on the disposition of products and do not have the capital or marketing expertise to drive acquisition volume efficiently.

•	Lack of Information about Value : After a consumer becomes aware that they can sell their used device, it is still challenging for them to determine the fair market value of the device. Values found on other websites, such as eBay.com or craigslist.com can fluctuate widely depending on the condition of the item, the seller’s ability to resell the item, and/or the rating of the buyer. Researching a single item is generally very time consuming and can yield inconsistent results.

Competition

We face significant competition in our efforts to attract and retain consumers to our website. Consumers often face countless advertisements each day and standing out amongst them is often challenging. Further, we believe that most consumers are not aware that the used electronics that they are no longer using still may possess significant value and are therefore not actively looking for our service. When consumers are searching for ways to dispose of their electronics, we face competition from a variety of other outlets vying for their attention including:

•	Online auctions websites such as eBay.com,
•	Companies such as Gazelle, an online purchaser of used electronics which advertises heavily, and our partners which promote their own websites which can be visited directly,
•	Online classifieds such as craigslist.com,
•	Electronics retailer recycling programs such as BestBuy, Inc.
•	Wireless provider trade-in programs,
•	Garage sales, and
•	Pawn shops.

Our Approach

Marketing and Advertising

We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract visitors to our website. The methods of advertising used and the level of advertising investment vary based on a variety of factors that influence the effectiveness of direct response advertising. The nature of our direct response advertising and marketing campaigns generally yields a strong correlation between our level of spending on sales and marketing and our revenue. See page 10 for further description of the revenue and marketing spend correlation. Hence, as we increase our advertising and marketing budgets, we anticipate that our revenue will grow accordingly. Our advertising methods include the following:

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

Process

Consumers responding to our advertising campaigns come to our website where they search our database for the item they wish to sell. They are prompted to answer a number of questions regarding the condition of the item and which associated accessories they have, if any. Upon completion of the appraisal questions, they are presented with a listing of offers to purchase their item from our partners. In addition to the offered purchase price, consumers can review the offer details from each partner, including:

•	Average customer ratings,
•	Whether the partner offers the opportunity to print a prepaid shipping label immediately, or to receive a shipping kit,
•	Average payment time,
•	Payment options offered,
•	Return options,
•	Data removal, and
•	Complete the sale on our website

Our website provides a checkout process that enables consumers to complete the entire transaction on our website without being re-directed to our partners’ websites. In addition, we are working on implementing the ability to sell multiple devices to multiple buyers simultaneously, thereby ensuring that they receive the highest offer for each individual device. We believe that this will encourage consumers to sell multiple devices.

Strengths

We believe that we have certain key strengths that will enable us to be successful:

•	A Better Way to Sell : We have created a better way for consumers to sell small consumer electronics that people are no longer using. We use proprietary software and algorithms to quickly find, consolidate and present offers from top-rated, reputable buyers. We display the results in an intuitive interface, providing a single place for consumers to educate themselves about market values of their items and then select the party with which they would like to do business based on the factors most important to them.

•	First in Our Industry : We believe that we are the first online marketplace of our kind in the small electronics industry. We have taken the same successful concepts used in other industries, such as travel, insurance, and banking/finance, and applied them to a burgeoning industry.

•	Technology Driven : We believe we have one of the strongest technology teams in the electronics recycling industry. We focus on developing high performance technology to power our website by rapidly searching for items based on variables selected by the consumer and presenting it in a clear and intuitive manner. We strive to innovate quickly and are continuously developing and releasing new functionality on our website to enhance the consumers’ experience. We invest in complex application program interface technology, and coordinate with our partners to update data in real time. These investments strengthen our relationship with our partners and ensure that consumers are receiving timely, reliable information.

•	Scalable and Cost Efficient : We designed our business model and technology platform to be highly scalable and cost efficient. Our software and systems have been designed to handle significant growth in users and queries, without requiring significant re-engineering or major capital expenditures. In addition, we use a combination of proprietary software and public domain technologies that will allow us to leverage our technology investments as our traffic volume continue to grow. We do not incur meaningful costs or overhead associated with fulfillment or customer service, and we maintain relatively low fixed operating costs.

•	Flexible Discretionary Advertising : Our largest expenditures pertain to our advertising and marketing campaigns. Our consumer oriented advertising efforts include television and various forms of Internet advertising, as well as both affiliate and personal referral programs. Each approach is highly flexible and engineered in such a way as to minimize any significant up-front investments. We can dynamically tailor our campaigns to specific audiences and timeframes and adjust our spending levels to maximize our returns on each particular campaign and minimize the cost per visitor to our website.

•	Strong Management Team : Our management team is comprised of experienced marketing, technology and business entrepreneurs, each with a track record of success. Our varied industry backgrounds are united by the application of technological innovation to new or existing industries. We feel that our collective experience puts us in a unique position to focus on leveraging technology in an innovative way, while minimizing capital expenditures and overhead costs, to create an online marketplace that provides consumers a better way to sell small consumer electronics that they are no longer using.

Growth Strategy

We intend to quickly and efficiently scale our advertising and marketing campaigns to reach the owners of the millions of unused smartphones and electronics who are unaware of our platform and/or the value of their used item. We will continue to develop our website to expand the information available to provide consumers the forum to educate themselves regarding market values and buyer ratings and we will continue to seek out reputable consumer electronics buying partners to ensure that the offers we present to consumers are the best available.

Government Regulation

Advertising and promotional information presented to visitors on our websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. In the United States, Congress has begun to adopt legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. Such legislation includes the Communications Decency Act of 1996, which regulates content of material on the Internet and the Digital Millennium Copyright Act of 1998, which provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. In the area of data protection, the U.S. Federal Trade Commission and certain state agencies have investigated various Internet companies’ use of their customers’ personal information, and certain federal and state statutes regulate specific aspects of privacy and data collection practices. We also subject to a variety of state and federal regulations and laws including state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and its accompanying regulations and guidelines, including “little” unfair trade practice laws. Because we engage in marketing activities over the Internet and email, we may be subject to some of these laws and regulations.

Federal, state, local and foreign governments are also considering other legislative and regulatory proposals that would regulate the Internet in more and different ways than exist today. It is impossible to predict whether new restrictions, fees, or taxes will be imposed on our services, and whether and how we would be affected. Increased regulation of the Internet both in the United States and abroad may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition or operational results.

Employees

As of March 29, 2013, we had 17 full-time employees and two part-time employees. None of our employees are subject to a collective bargaining agreement.

Intellectual Property

Our proprietary intellectual property consists of trade secrets. We rely primarily on a combination of copyrights, trademarks, trade secret laws, and restrictions on disclosure to protect our intellectual property rights. We enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of our software documentation and other proprietary information. Our copyrights, trademarks and licenses expire at various dates, and we believe that none is individually significant.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 2,000 square feet for our corporate headquarters located in Deerfield Beach, Florida under a lease expiring in July 2015. In addition, we lease approximately 3,000 square feet for our sales, marketing, development and customer support divisions located New York under a lease expiring in August 2015.

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. None of these facilities are critical to our operations because suitable alternatives are available in all of the locations where we conduct business. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities. We believe we can relocate any of our facilities without significant cost or disruption.

Item 3.	Legal Proceedings.

From time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position. In March 2013, we entered into a Settlement Agreement with the Florida Attorney General. We had previously disclosed the investigation without admitting any wrongdoing, we agreed to reimburse the Attorney General $20,000 for investigative costs and MGE, our subsidiary, agreed not to engage in the precious metals business.

Item 4.	Mine Safety Disclosures.

Not applicable ..

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Bulletin Board under the symbol “USEL.” As of March 29, 2013, the last reported sale price of our common stock as reported by the Bulletin Board was $0.16 per share.  As of that date, there were 124 shareholders of record.  This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Stock Price
		High	Low
		($)	($)
2012	December 31	0.19	0.05
	September 30	0.49	0.15
	June 30	0.55	0.24
	March 31	1.47	0.26

2011	December 31	0.89	0.16
	September 30	1.20	0.53
	June 30	1.57	0.58
	March 31	2.73	0.94

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

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Series A Holder (1)	10/9/2012	729,480	Conversion of 145,896 shares of Series A Preferred Stock

Series B Holders (1)	10/9/2012	428,697	Conversion of 450,000 shares of Series B Preferred Stock

(1)	Exempt under Section 3(a)(9) of the Act.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors”.

Business Overview

usell.com, Inc. is a technology based company focused on creating an online marketplace where individuals, which we refer to as consumers, interested in selling small consumer electronics that they are no longer using can:

•	Research the current market value for their items, based on the make, model and condition of each item,
•	Efficiently find and compare offers for those items from top-rated buyers,
•	Review satisfaction ratings and customer reviews of each buyer,
•	Determine the offer they wish to accept, and
•	Immediately complete their transaction directly with the buyer of their choice.

We have a low cost, highly scalable and flexible business model that allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors. We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of internet advertising, to attract individuals to our website. Our services are free for consumers. We partner with reputable electronics buying companies that require a cost efficient customer acquisition model. The economies of scale that we generate by combining the buying power of multiple companies allow us to pass savings on to our partners which, in turn, allows them to offer the highest possible prices to consumers. When a consumer visits our website and accepts an offer from one of our partners, we receive a fee. We receive this fee regardless of whether the consumer ultimately sends in the device.

2012 Highlights

•	Fiscal 2012 represented our first full year of operations under our current business model;
•	For the first time under our new business model, our quarterly revenues exceeded our quarterly sales and marketing expenses in the fourth quarter of 2012;
•	Our revenues increased each quarter growing from approximately $245,000 in the first quarter of 2012 to approximately $818,000 in the fourth quarter of 2012;

•	We grew our partner base from 5 in the first quarter of 2012 to 20 as of the end of the fourth quarter of 2012.

New Accounting Pronouncements

See Note 3 to the accompanying Consolidated Financial Statements contained herein for a discussion of recent accounting pronouncements.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the Securities and Exchange Commission (“SEC”), we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that if incorrect could have a material adverse impact on our results of operations and financial condition. See Note 3 to our Consolidated Financial Statements for further discussion regarding our critical accounting policies and estimates.

Intangible Assets

Our intangible assets pertain to the purchase of our website domain address. When circumstances indicate that an impairment of value may have occurred, we test such assets for recoverability. During the year ended December 31, 2011, we recorded an impairment charge of $448,734 pertaining to our long-lived intangible assets.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Consumer Electronics Referrals

Individuals responding to our advertising campaigns come to our website where they search our database for the item they wish to sell. They are prompted to answer a number of questions regarding the condition of the item and which associated accessories they have, if any. Upon completion of the appraisal questions, they are presented with a listing of offers to purchase their item from our partners. We earn a fee for providing our partners with consumers and recognize revenue upon acceptance of the partner’s offer by the Consumer. All of our partners pay similar fees per referral, which is based on the model of the phone. In 2012, usell received a higher fee for premium phones, such as smartphones, and a lower fee for non-premium phones. We received this fee regardless of whether the consumer ultimately sends in the device. We recorded payments received from partners in advance of offer acceptance as deferred revenue at the time payment is received.

In December 2012, we began to offer fulfillment services on behalf of our partners for the items sold by consumers. We act as the agent in these transactions, passing orders booked by our partners to our vendors, who then assemble the kits and mail them directly to the consumers. We earn a standard fee from our partners and recognize revenue upon shipment of the kits to the consumers. We evaluated the presentation of revenue on a gross versus net basis and determined that since we perform as an agent without assuming the risks and rewards of ownership of the goods, revenue should be reported on a net basis. We did not have significant net revenues from fulfillment services during the year ended December 31, 2012.

Beginning in January 2013, we changed our fee structure with our partners. Our partners now pay fees based on the individual item sold. Fees are no longer based on a tiered structure and are not based on the value of the item sold. All other terms of our agreements with our partners remained the same.

Cellular Phones

In 2011, cellular phones received in response to our advertisements to purchase them directly were appraised upon receipt from the public based on a variety of factors including the condition of the phone and its level of functionality. To maximize efficiencies, phones were received directly by our electronics partner, ReCellular, Inc. (“ReCellular”), who would perform the appraisal on our behalf.  The appraised value was used to determine the price at which we sold the phone to ReCellular.  On a daily basis, all of the cellular phones received and appraised were sold to ReCellular.  As a result, revenue was recognized the same day the phones were received from the public.

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

Share-Based Payment Arrangements

We account for stock options in accordance with Accounting Standards Codification (“ASC”) 718: Compensation – Stock Compensation. ASC 718 requires generally that all equity awards be accounted for at “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and estimated using the Black-Scholes option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

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

Results of Operations

From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. In mid-2010, we diversified our business by introducing a service similar to our precious metals business, for cellular phones. We stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly, although we continued to service packs coming in from prior precious metals and cellular phone advertising campaigns. In July 2011, we created an online marketplace where consumers interested in selling small consumer electronics that they are no longer using can educate themselves on current market values and sell their items to top-rated, reputable buyers. Although we are not paid directly by individuals that utilize our services to help them sell items they are no longer using, we view them as our consumers.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	For the Year Ended December 31,		Change	Change
	2012	2011	(Dollars)	(Percentage)
Revenue	$2,383,466	$5,876,660	$(3,493,194)	-59%
Cost of Revenue	222,036	2,955,932	(2,733,896)	-92%
Gross Profit	2,161,430	2,920,728	(759,298)	-26%
Sales and Marketing	2,601,655	3,007,443	(405,788)	-13%
General and Administrative	6,145,060	5,331,708	813,352	15%
Impairments	-	819,317	(819,317)	-100%
Operating Loss	(6,585,285)	(6,237,740)	(347,545)	6%
Other (Expense) Income	(2,264,086)	1,859,540	(4,123,626)	-222%
Net Loss	$(8,849,371)	$(4,378,200)	$(4,471,171)	102%

Revenue by Type

The following table breaks down our revenue by type:

	For the Year Ended December 31,
	2012		2011
Consumer Electronics Referrals	$2,357,772	99%	159,934	3%
Cellular Phones	-	0%	3,137,635	53%
Precious Metals	11,000	0%	2,529,543	43%
Fulfillment Revenue	7,041	0%	-	0%
Other	7,653	0%	49,549	1%
	$2,383,466	100%	$5,876,660	100%

Comparison of Revenue and Sales and Marketing Spend

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue	818,130	729,297	591,432	244,607
Sales and Marketing Expenses	813,944	779,681	680,260	327,770
Percentage of Revenue	99%	107%	115%	134%

As we increase our sales and marketing expenses, our revenues increase which demonstrates a strong correlation between revenue and our spending on advertising and marketing. Comparison of revenue, cost of revenue and the resulting gross margins for the year ended December 31, 2012 to the same period in 2011 highlights the effects of the changes to our business over the last year. During 2012, our revenue was generated primarily by earning fees for providing our partners with consumers. During 2011, our revenue was generated by selling precious metals and cellular phones that we had purchased from the public. Because we are no longer selling cellular phones and receiving any kits containing precious metals, our revenue generated by providing small consumer electronics consumers to our partners comprised almost all of our revenue in 2012 and will continue to do so in the future. Our revenues during the latter half of 2011 were impacted by our focus on the transition from selling precious metals and cellular phones to earning fees for providing our partners with consumers. Additionally, during the transition of our approach, we lowered our advertising expenses considerably while we tested our new message to consumers and adjusted based on feedback and results. This resulted in lower revenue during the year ended December 31, 2012, as compared with 2011.

Cost of Revenue

Our cost of revenue pertaining to consumer electronics referral revenue consists primarily of costs to maintain our website, including amortization expense of capitalized software development costs and technology platform software. Our cost of revenue pertaining to the sale of cellular phones and precious metals included our cost of acquiring the cellular phones and precious metals, as well as any other direct costs and expenses required to ship, secure, grade, log and process the items internally. In addition, fees and other costs incurred in connection with processing at the refinery were charged to cost of revenue.

Our cost of revenue for generating leads for our partners consists primarily of costs to access and maintain our website, as well as amortization expense on our technology platform software. As opposed to our current business model of receiving referral fees from partners, during 2011, we paid individuals a percentage of the market value of the items we purchased from them. In addition, we had to maintain facilities and personnel to ship, secure, grade, log and process the items we purchased. In connection with the change in approach, we were able to eliminate these costs. As a result, we have a higher gross margin, on a percentage basis, during 2012, as compared to the same period in 2011.

Sales and Marketing Expenses

Our sales and marketing expenditures represent one of our most significant costs, amounting to 109% and 51% of revenue for the years ended December 31, 2012 and 2011, respectively. We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract consumers to our website. Our sales and marketing costs include production costs to produce and edit advertisements as well as the costs to run them. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness based on a variety of metrics, including response rates, conversion rates and average revenue statistics. During 2012, our advertising and marketing costs exceeded our revenue as we incurred significant production costs to generate advertisements promoting our new online marketplace and optimized the placement of those advertisements. We have seen improvement in the return on our advertising and marketing expenses through 2012, as evidenced by the quarter to quarter decline in total sales and marketing costs as a percentage of revenue as noted in the above table, “Comparison of Revenue and Sales and Marketing Spend.” Factors such as the time of year and significant local or nationally televised events can influence the effectiveness of our advertising campaigns. For example, the Olympics in August and the presidential election impacted viewership patterns and also increased the cost of advertising during the year ended December 31, 2012. As such, we adjusted our advertising plans in an attempt to reduce the potential negative impact that these events had or might have on the cost of our media campaigns, and maximize the returns on our advertising spending. Our marketing spending will vary during 2013 as we add new partners and increase our conversion rates. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the buyers on our site; this will allow us to increase our marketing spend and, accordingly, increase our revenues.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. Our general and administrative expenses for the year ended December 31, 2012 were impacted by non-cash compensation expense pertaining to share grants and option grants for services. Excluding non-cash compensation expense, our general and administrative expenses for 2012, as compared to 2011, decreased as we scaled back our investments in our technology infrastructure, reduced our headcount, relocated to less expensive facilities, and reduced other expenses, such as travel, wherever practical. We are continuing to diligently seek out ways to reduce our overhead costs and to maintain them at minimal levels.

Impairment

In connection with the decline of our revenues from precious metals and the adaptations we made to our approach to the electronics recycling market, we reviewed the recoverability of our assets pertaining to those portions of our business as of December 31, 2011 and determined that our prepaid refinery costs and certain intangible assets, including our non-compete agreement with the Refinery and software development costs pertaining to our website and back-end systems, had been impaired. Accordingly, during 2011 we recorded an impairment charge of $312,712 related to our prepaid refining services and $448,734 related to our intangible assets. Additionally, during 2011 we recorded an impairment charge of $57,871 pertaining to property and equipment utilized in our domestic precious metals operations.

Other Income (Expenses)

Other income (expense) during the year ended December 31, 2012 was primarily attributable to the change in the market value of the derivative liability pertaining to our 2011 Series A (as defined below) as a result of the change in our stock price. The derivative liability relates to the price protection provided to investors in the Series A offering. As of December 31, 2012, there were 177,906 shares of 2011 Series A outstanding held by one investor. In March 2013, the investor converted all of its 2011 Series A into common stock. During the year ended December 31, 2012, we also incurred interest expense associated with our 2011 Convertible Notes (as defined below), partially offset by a gain on the settlement of certain accounts payable.

The significant change in the fair value of the derivative liability is primarily attributable to the change in the fair value of the common stock, from $0.006 immediately prior to the conversion, to $0.53 on June 30, 2012. The change in the value of the common stock is mainly attributable to the effect of the 1-for-52.4846 reverse stock split on June 8, 2012. This caused a significant increase in the derivative liability utilizing the Black-Scholes option pricing model. The exercise price of the 2011 Series A did not change as a result of the reverse split given the preferences of such shares.

Other income (expense) during the year ended December 31, 2011 was attributable primarily to gains on the changes in the market values of the derivative liabilities pertaining to our 2010 Series B preferred stock and our 2011 Convertible Notes, partially offset by derivative expense and interest expense associated with our 2011 Convertible Notes and losses on substantial liquidation of foreign subsidiaries and foreign exchange.

Net Loss

For the year ended December 31, 2012, we incurred a net loss of $8.8 million, which was an increase of a net loss of $4.5 million for the prior year. Our operating loss in 2012 was $6.6 million in contrast to $6.2 in 2011.

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

Cash receipts from our partners, for providing them with consumers, are generally received by us within seven to 10 days of the order being placed with the partner by the consumer.

Cash Flows from Operating Activities

We used $3.3 million in operating activities in 2012, an increase from $2.6 million used in operating activities in 2011. Our net loss of $8.8 million was offset by $3.6 million of stock-based compensation and a change in fair value of derivative liability related to our Series A of $2.1 million. In 2011 we had a substantially lower net loss, less stock-based compensation and incurred no change in derivative liability non-cash charge. The significant components which affect our working capital are revenues derived from the leads to our partners, capital raised in private offerings, offset by marketing expenses, expenses spent on our technology infrastructure and public company expenses including audit and legal expenses.

Cash Flows from Investing Activities

In 2012, we used approximately $250,000 of net cash to purchase property and equipment while in 2011 we used $291,000 in investing activities including $277,000 to acquire intangible assets and only a minimal amount to acquire property and equipment. We currently do not have any capital obligations or commitments that will require a significant amount of capital.

Cash Flows from Financing Activities

During the year ended December 31, 2012, our financing activities generated $3.3 million in net proceeds, mainly comprised of proceeds from the sale of our preferred stock, partially offset by the repayment of an outstanding note payable to an investor.  In 2011 financing activities provided $4 million including $2 million from the sale of Series A Preferred Stock (“Series A”), $1.1 million from the exercise of warrants and $800,000 received from convertible notes.

Historical Financings

Because we have continued to operate at a loss, we have relied on raising funds through the issuance of debt and equity securities in order to run our operations. During 2011, we received $800,000 pursuant to convertible notes payable (“2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $425,000 was received from two stockholders, $325,000 was received from a director, and $50,000 was received from our then Chief Executive Officer.

In 2011, our Board authorized the sale of up to 10,000,000 shares of Series A. From December 2011 through April 2012, we sold 5,406,000 shares of Series A for gross proceeds of $5,406,000 and converted the 2011 Convertible Notes into 1,600,000 shares of Series A.

In January 2012, the Company had a number of discussions with a representative of a broker-dealer which had an institutional investor client which was interested in making a large investment in the Series A offering if the Company offered price protection. This institutional investor invests in many smaller reporting companies and we had been advised that it required price protection on all of its investments. Due to the Company’s financial position, management determined that accepting this investor’s requirement for price protection was a fair price to pay in order to raise the additional capital in order to continue implementing the Company’s new business model. The Company believed that in the principle of fairness and in order to ensure continued interest by the December 2011 Series A investors in the Company, it should offer the price protection rights to the December 2011 Series A investors. After notifying the December 2011 and January 2012 Series A investors and informing potential investors of the price protection rights, the institutional investor decided not to invest in the offering. The price protection rights which are triggered if we sell securities with the purpose of raising capital from investors a price less than $0.20 per common share may hamper our ability to raise capital in the future.

All of the Series A, other than shares subject to 9.99% conversion blockers, automatically converted into common stock on June 8, 2012 in connection with the Reverse Split (as defined below). The issuance of the Series A was very dilutive to our shareholders but was necessary to raise capital in order to continue operating and implementing our new business model.

On June 8, 2012, our shareholders approved an amendment to our Certificate of Incorporation to effect a 1-for-52.4846 reverse stock split, which reduced our fully-diluted outstanding common share count to approximately 10,000,000 common shares, which we refer to as the “Reverse Split”. Certain securities that were outstanding at the time of the Reverse Split were not subject to the Reverse Split including our Series A; warrants to purchase our common stock that were issued in connection with our Series A; shares and warrants issued to shareholders in connection with the conversion of our 2011 Convertible Notes; and certain stock options.

Liquidity and Capital Resource Considerations

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to December 31, 2012. We anticipate that we will continue to generate losses from operations in the near future. If we are unable to raise any capital, we believe that, with our current available cash along with anticipated revenues, we will have sufficient funds to meet our anticipated cash needs for the next twelve months. If necessary, we will reduce operating expenses other than marketing and advertising expenses. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the number of buyers on our site; which will allow us to increase our marketing spend and, accordingly, increase our revenues. There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds through the issuance of debt and/or equity securities may not be successful or, in the event additional sources of funds are needed to continue operations, they may not be available on acceptable terms, if at all.

In September 2012, we filed a Registration Statement on Form S-1 seeking to register 35,000,000 shares. The Registration Statement has not gone effective and we have received comments from the SEC. We are currently revaluating whether we should go in a different direction than a public offering of equity securities. Thus, we have not responded to the SEC’s comments as of the date of this report.

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

Until he resigned in January 2012, an officer of the Refinery was a member of our Board of Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding liquidity, anticipated revenues, capital expenditures and anticipated results from increasing buyers on our site.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk.  You should carefully consider the following Risk Factors before deciding whether to invest in usell.  Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.  If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected.  In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Business

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financing and generating sufficient revenue from operations.

We incurred net losses of approximately $8.8 million in 2012 and $4.4 million in 2011. We anticipate these losses will continue for the foreseeable future. Additionally, we have negative cash flows from operations. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may have to reduce our expenditures, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

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

We believe that our cash on hand and cash flow from operations will be sufficient to meet our anticipated cash needs for at least the next twelve months. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities. Because of the ongoing financial issues in Europe, difficulties which microcap companies have in raising capital, the lack of available credit for companies like us and our stock price, we may be hampered in our ability to raise the necessary working capital. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments will dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. For example, the Series A offering was extremely dilutive to common shareholders and any future financing may be equally or more dilutive. The investors in the Series A received certain price protection features as well. In the event that we sell securities in the future below a value of $0.20 per share, we will be required to issue additional shares of common stock to these investors, to the extent they are still holding the common stock derived from the shares purchased in the offering. In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.

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

In July 2011, we focused our business on creating an online marketplace where consumers could sell their small electronics which was a new, unproven market for us. Our ability to attract sellers of small electronics to our website depends in large part on providing a sufficient number of partners (buyers) to make our online marketplace efficient and providing customers with the best available pricing and service. The loss of existing relationships with partners, or an inability to continue to add new ones, may cause our platform to provide limited pricing, availability and other information important to customer’s visiting our website. This deficiency could reduce customer confidence in the offers provided by partners on our website, making customers less likely to sell to our partners and come back to our website, which would limit the revenues we are able to generate from our platform. In turn, this will adversely affect our business.

Because we operate a platform or marketplace, we do not purchase devices directly from consumers. We rely on our partners to provide offers to our consumers and to complete the transactions with the consumers.

If our partners limit the number of devices on which they provide offers, consumers may not receive offers on the devices they are trying to sell. In addition, we rely on our partners’ ability to service all of the consumers visiting our website. As we grow our marketing campaigns, we expect the volume of transactions to increase. If consumers do not receive offers to buy their devices, or if our partners are unable to service the increased volume, consumers may be forced to go elsewhere to sell their devices, or abandon the transaction altogether which would adversely affect our results of operations.

If any of our partners provide poor customer service to our customers, it could hurt the usell brand and adversely affect our business.

We believe the importance of customer service in order to generate business and repeat customers is paramount to our ability to be successful. If any of our partners provides poor customer service including delayed and/or reduced payments, or poor website performance, we may lose customers. In particular, customers may think their electronics are in better condition than they are or may not know the exact model, which could result in our partners paying customers less than the customer anticipated. Although we provide customers with the ability to rate our partners after they have completed their transaction, there is no assurance that this rating system provides an accurate depiction of the service provided by our partners.

Because we cannot control key elements of our business, we may not be successful.

Although we are responsible for creating effective marketing campaigns and for providing a robust, secure and easy to use website for consumers, we have no ability to control our partners which are a key part of our business model. If our partners do not provide excellent service and prices which consumers perceive to be fair, it would affect the reputation of our business, as well as possibly helping our competitors.

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

We are currently spending approximately $200,000 a month on marketing which is not enough money to market our service in a manner which we expect will generate enough revenue to support our operations. Our marketing spending will vary during 2013 as we add new partners and increase our conversion rates. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and increase the number of partners on our site; this will allow us to increase our marketing spend and, accordingly, increase our revenues. If these efforts do not generate the revenue level we anticipate, or if we lack sufficient capital, our revenue will be insufficient to support our operations.

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

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace.  In particular, Sergio Zyman, our Chief Executive Officer, Daniel Brauser, our President, and Nik Raman, our Chief Operating Officer, are important to the management of our business and operations and the development of our strategic direction.  The loss of the services of any of these officers and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

We compete with eBay and other online auction companies, Gazelle, a leading platform for selling used small electronics, and with many small websites including our partners. In addition, cellular service providers, such as AT&T, Verizon and Sprint, and large retail companies, such as Best Buy and Radio Shack, have introduced trade-in programs for used smartphone devices. Our smaller size, lack of established brand name, shorter operating history and limited working capital may limit our advertising levels, our ability to expand successfully into new markets or effectively compete against these other companies. If we are not able to compete effectively, our future business will be adversely affected and our future results of operations and financial condition will be adversely affected.

Because we rely on the continuing rapid pace of technological development in the cell phone and tablet industries, if innovation in these industries were to decrease, our future results of operation will be adversely affected.

We believe that one of the driving factors for the potential success of our platform is the continued improvements in the smartphone industry and tablet market. Because many consumers have in the past expressed a continual need to have the latest generation phones and iPads or other tablets, the opportunity for providing these consumers with an outlet to sell their used electronics is promising. However, we cannot guarantee that consumers will visit our website to sell their used electronics. If innovation in cell phone or tablet device technology were to level off, the purchase of new phones and tablets could be diminished reducing the need for an online marketplace for selling used electronics. In such event, our results of operations would suffer and we may not be able to continue operations.

Because we rely on information technology to operate our businesses and maintain our competitiveness, any failure to adapt to technological developments or industry trends could harm our business.

We depend upon the use of sophisticated information technology, including software. As our operations grow in both size and scope, we must continuously improve and upgrade our systems including our hardware and infrastructure to offer our customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving industry standards while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings and the changing demands of the marketplace. In particular, expanding our systems and infrastructure to meet any potential increases in business volume will require us to commit additional financial, operational and technical resources before those increases materialize, with no assurance that they actually will. Furthermore, our use of this technology could be challenged by claims that we have infringed upon the patents, copyrights or other intellectual property rights of others.

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

Additionally, our business is heavily reliant on application program interfaces with our partners.  If we experience information technology problems with one or more of our partners, it could adversely affect our business.

If we experience system interruptions, it may cause us to lose customers and harm our business.

Our inability to maintain and improve our information technology systems and infrastructure may result in system interruptions. System interruptions and slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity may prevent us from efficiently providing services to our customers, which could result in our losing customers and revenue.

We lease space for our data center and rely on a co-location partner for power, security, connectivity and other services. We also rely on third party providers for bandwidth and content delivery. We do not control these vendors and it would take significant time and effort to replace them. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, hurricanes, computer viruses, computer denial of service attacks or other attempts to harm our systems. If the site is unavailable when consumers attempt to access it or access is slower than a consumer expects, consumers may stop visiting our site and become less likely to return, if at all. We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of user experience and site performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer.

Our software is highly technical and undetected errors, if any, could adversely affect our business.

Our service incorporates software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs, flaws, corrupted data or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Any errors, bugs, flaws or corrupted data could result in damage to our reputation, loss of users, or loss of revenue, any of which could adversely affect our business and financial results.

Our networks and IT systems may be vulnerable to unauthorized persons hacking our systems, which could disrupt our operations and result in the theft of our proprietary information.

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

If governments tax Internet commerce, it could adversely affect the commercial use of our services and our financial results.

Due to the global nature of the Internet, it is possible that governments might attempt to tax our activities. New or revised tax regulations may subject us to additional sales, income and other taxes. Recently there has been movement toward Congress permitting States and localities to impose sale taxes on online purchases principally due to the poor economy in the U.S., the impact of lower prices on real estate or tax revenue and soaring state budget deficits. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and especially sales taxes would likely increase the cost of doing business online, and increase advertising and marketing costs over the Internet. Any of these events will increase our costs and adversely affect our business and results of operations.

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

If we cannot protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

We regard the protection of our trade secrets and other intellectual property rights as critical to our success. A substantial amount of our processes and technologies is protected by trade secret laws. In order to protect these technologies and processes, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. To the extent that our employees, contractors or other third parties with which we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Laws regarding trade secret rights in certain markets in which we currently, or in the future, operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our platform by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our business, revenue, reputation and competitive position.

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

We have been subject to a regulatory investigation and we may be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

From time to time, we may receive inquiries from regulators regarding our compliance with laws and other matters. For example, in August 2011, the Florida Attorney General, which we refer to as the “AG”, initiated an official investigation into whether or not we engaged in unfair trade practices in violation of its “Little FTC Act.” The investigation was due to consumer complaints primarily with our former gold business, although some complaints related to our initial cell phone business. In March 2013, we entered into a settlement with the AG in which we agreed to pay the AG $20,000. See Item 3. “Legal Proceedings.” Responding to or defending other such actions would cause us to incur substantial expenses and divert our management’s attention. If we are unsuccessful, we may have to change our policies or practices. Any such change or defense of a regulatory investigation or action could reduce our future revenues and increase our costs and adversely affect our future operating results.

Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

The requirements of this Item can be found beginning on page F-1 found elsewhere herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors.  All directors serve one-year terms or until each of their successors are duly qualified and elected.  There is one vacancy on our Board of Directors, which we refer to as our “Board”. The officers are elected by the Board.

Name	Age	Position

Sergio Zyman	67	Chief Executive Officer and Chairman of the Board

Daniel Brauser	32	President and Director

Michael Brachfeld	42	Chief Financial Officer and Chief Accounting Officer

Nik Raman	29	Chief Operating Officer and Director

Jennifer Calabrese	42	Executive Vice President of Finance

Michael Brauser	57	Director

Douglas Feirstein	42	Director

Scott Frohman	45	Director

Grant Fitzwilliam	45	Director

Sergio Zyman was appointed as Chief Executive Officer on October 10, 2012 and as a director on January 27, 2012. Mr. Zyman was also appointed as Chairman of the Board on October 10, 2012 prior to which he was Co-Chairman when he was appointed on January 27, 2012 until Michael Brauser resigned. In 1999, Mr. Zyman founded Zyman Group, an international marketing consulting firm. In 2005 and 2008 respectively, Mr. Zyman sold a majority and then sole ownership of the company to MDC Partners. Since 2008, he has been President of Sergio Zyman & Company consultancy. Mr. Zyman was selected as a director for his extensive marketing experience.

Daniel Brauser has served as our President since January 27, 2012 and as a director since July 23, 2008. Mr. Brauser previously served as our Chief Executive Officer from July 10, 2012 until October 10, 2012. Prior to being appointed Chief Executive Officer, Mr. Brauser served as our Chief Financial Officer from July 23, 2008 through July 10, 2012. From July 23, 2008 through May 7, 2009, Mr. Brauser also served as our President and Chief Operating Officer. From November 2005 until September 2007, Mr. Brauser served as the Senior Vice President of Health Benefits Direct Corporation. Mr. Brauser was selected as a director for his extensive experience managing the growth of young companies from start-up through to maturity. In addition, as a founder of our reverse logistics business, Mr. Brauser possesses an in-depth understanding of the challenges and risks and characteristics unique to our business model and the reverse logistics market.

Michael Brachfeld has served as our Chief Financial Officer since July 10, 2012 and as our Chief Accounting Officer since March 30, 2010. From September 21, 2009 until July 10, 2012, Mr. Brachfeld served as our Vice President of Finance. From April 2007 to September 2009, Mr. Brachfeld served as Vice President of Finance at eLandia Group, Inc., a provider of information technology products and services to small, medium-sized and large businesses as well as government entities, primarily in Latin America. From October 2003 until April 2007, Mr. Brachfeld served as the Corporate Controller of Affinity Internet, Inc., a web hosting and on-line services company. He is a Certified Public Accountant in Florida.

Nik Raman was appointed as our Chief Operating Officer on January 27, 2012 and a director on April 24, 2012. After graduating from Harvard Business School, Mr. Raman founded and served as Manager of Ft. Knox Recycling, LLC doing business as EcoSquid. From 2008 until 2010, Mr. Raman attended Harvard Business School during which time he interned at FPL Energy’s Corporate Development Group. From 2005 to 2008, Mr. Raman was a Client Manager at IBM where he was responsible for product and services portfolio sales to financial services institutions. Mr. Raman was appointed a director in connection with the acquisition of Acquisition Corp. in April 2012.

Jennifer Calabrese was appointed Executive Vice President of Finance on March 28, 2013. Ms. Calabrese has been acting as our principal financial and accounting officer since October 2012 when our Chief Financial Officer began providing high level direction on a very limited basis due to health reasons. Since August 2012, Ms. Calabrese has been the Managing Member of Calabrese Consulting, LLC, a company she founded, which provides SEC financial reporting compliance and consulting services. From March 2010 through August 2012, Ms. Calabrese served as the Director of Accounting and SEC Reporting at eLandia Group, Inc., a provider of information technology products and services to small, medium-sized and large businesses as well as government entities, primarily in Latin America. From July 2007 through March 2010, Ms. Calabrese was the Managing Director of SEC Solutions Group, LLC, a company specializing in SEC financial reporting compliance and consulting services. She is a Certified Public Accountant in New York.

Michael Brauser has served as a director since November 18, 2011. From November 18, 2011 until January 27, 2012, Mr. Brauser served as our Chairman of the Board. Upon the appointment of Mr. Zyman as Executive Chairman on January 27, 2012, until October 10, 2012, Mr. Brauser served as our Co-Chairman. Mr. Brauser has been the manager of Marlin Capital Partners, LLC, a private investment company, since 2003. Mr. Brauser served as the Co-Chairman of interclick, inc. from August 2007 until it was acquired by Yahoo, Inc. in December 2011. Since October 2011, Mr. Brauser has served as a Co-Chairman on the Board of Directors of Chromadex Corp., a publicly-traded developer of phytochemical and botanical reference standards. Mr. Brauser also served as a Co-Chairman of the Board of Directors of Chromadex Corp between May 2010 and March 2011. Mr. Brauser was selected as a director due to his significant experience in the Internet industry, and his extensive business and management expertise.

Douglas Feirstein has served as a director since May 7, 2009 when we acquired MGE. Until July 10, 2012, Mr. Feirstein served as our Chief Executive Officer since May 7, 2009 when we acquired MGE. In 2005, Mr. Feirstein founded and served as a manager of Pink Package, LLC, d/b/a My Gold Envelope a predecessor to MGE and since the date of MGE’s acquisition of My Gold Envelope, he had been an executive officer of MGE. Mr. Feirstein was selected as a director for his extensive experience managing the growth of young companies from start-up through to maturity. In addition, as a founder of MGE, Mr. Feirstein possesses a detailed understanding of the characteristics unique to our business model.

Scott Frohman served as our Chairman of the Board from July 23, 2008 through November 18, 2011, and as a director since November 18, 2011. From June 2008 until September 2012, Mr. Frohman served as the Chief Executive Officer and a director of Options Media Group Holdings, Inc. Mr. Frohman was selected as a director for his general business management with specific experience in marketing driven companies.

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

Family Relationships

With the exception of Michael and Daniel Brauser, who are father and son, there are no family relationships among our directors and executive officers.

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of usell and its shareholders. The Board’s responsibilities include:

•	Establishing broad corporate policies,
•	Reviewing the overall performance of usell and
•	Monitoring risks.

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

Michael Brauser
Sergio Zyman
Daniel Brauser
Nik Raman
Douglas Feirstein
Grant Fitzwilliam	√	Chairman	√
Scott Frohman	√	√	√

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

Board Assessment of Risk

The Board is actively involved in the oversight of risks that could affect usell. This oversight is conducted primarily through the Audit Committee, but the full Board has retained responsibility for general oversight of risks. The Audit Committee considers and reviews with our independent public accounting firm and management the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. In addition to the Audit Committee’s role, the full Board is involved in oversight and administration of risk and risk management practices. Members of our senior management have day-to-day responsibility for risk management and establishing risk management practices, and members of management are expected to report matters relating specifically to the Audit Committee directly thereto, and to report all other matters directly to the Board as a whole. Members of our senior management have an open line of communication to the Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate, and management’s reporting on issues relating to risk management typically occurs through direct communication with directors or committee members as matters requiring attention arise. Members of our senior management regularly attend portions of the Board’s meetings, and often discuss the risks related to our business.

Presently, the largest risk affecting usell is the inability to generate sufficient revenue so that we have positive cash flow from operations.   The Board focuses on this key risk at each meeting and actively interfaces with management on seeking solutions.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on usell. Our compensation has the following risk-limiting characteristics:

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  We will provide a copy, without charge, to anyone that requests one in writing to usell.com, Inc., 33 East 33rd Street, Suite 1101, New York, New York 10016, Attention: Corporate Secretary.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at usell.com, Inc., 33 East 33rd Street, Suite 1101, New York, New York 10016, Attention: Corporate Secretary, or by facsimile (954) 915-1525.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believes that during 2012 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

Item 11.	Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) during 2012 and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000.  We refer to these persons as the “Named Executive Officers.”

2012 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)(1)	Stock Awards ($)(e)(2)		Option Awards ($)(f)(2)		Total ($)(j)

Sergio Zyman (3)	2012	720,000	1,137,500	(4)	344,000	(5)	2,201,500
Chief Executive Officer

Daniel Brauser	2012	122,596	0		51,000	(6)	173,596
President and Former Chief Executive Officer	2011	63,462	0		1,300,000	(7)	1,363,462

Douglas Feirstein	2012	60,096	0		51,000	(6)	111,096
Former Chief Executive Officer	2011	0	0		1,300,000	(7)	1,300,000

Michael Brachfeld	2012	150,000	0		137,600	(8)	287,600
Chief Financial Officer

Nik Raman	2012	122,596	0		112,000	(6)(9)	234,596
Chief Operating Officer

(1)	With the exception of Mr. Zyman, the compensation in this column represents cash compensation. In December 2012, Mr. Zyman was granted 6,000,000 shares of the Company's common stock in lieu of a cash salary. Of these shares, 500,000 were fully vested on the date of grant and the remaining shares will vest in equal increments of 250,000 shares over a 22-month period, with the first vesting date being January 10, 2013, subject to continued employment on each applicable vesting date.

(2)	The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in common stock and options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(3)	Mr. Zyman was appointed Chief Executive Officer in 2012.

(4)	In June and July 2012, as compensation for services provided as a member of the Board, Mr. Zyman was granted 3,500,000 fully vested shares of the Company's common stock.

(5)	In July 2012, as compensation for services provided as a member of the Board, Mr. Zyman was granted 1,000,000 fully vested five year stock options exercisable at $0.20 per share.

(6)	In July 2012, as compensation for services provided as a member of the Board, Messrs. Brauser, Feirstein and Raman were each granted 200,000 five-year stock options exercisable at $0.20 per share, which vest on July 10, 2013.

(7)	In September 2011, Messrs. Feirstein and Brauser were granted 1,905,321 five-year stock options exercisable at $0.682 per share which provided for annual vesting over a four-year period with first vesting date being September 13, 2012. In January 2012, Messrs. Feirstein and Brauser agreed to forfeit these options. None of the options had vested.

(8)	In July 2012, Mr. Brachfeld was granted 400,000 five-year stock options exercisable at $0.20 per share. The options vest quarterly over a four-year period with the first vesting date being September 30, 2012.

(9)	In August 2012, Mr. Raman was granted 200,000 five-year stock options exercisable at $0.20 per share. Of the options, 25% vest on August 28, 2013 and the remaining vest every three months thereafter over a three-year period.

Named Executive Officer Employment Arrangements

None of our executive officers has an employment agreement.

Sergio Zyman. Mr. Sergio Zyman does not receive a salary. See the Summary Compensation Table above for a description of the equity grant issued to Mr. Zyman in lieu of him accepting a cash salary. In February 2013, Mr. Zyman was granted 3,500,000 fully vested shares of common stock in connection with his employment as Chief Executive Officer.

Daniel Brauser. Mr. Daniel Brauser, our President, began drawing a salary of $125,000 per year effective January 1, 2012. Effective July 23, 2008, we entered into an employment agreement with Mr. Brauser, who was then our Chief Financial Officer. The current term of the agreement expires on May 5, 2012. On November 23, 2009, Mr. Brauser’s employment agreement was amended to increase the annual salary from $225,000 to $275,000 effective December 1, 2009 and $300,000 beginning June 1, 2010. On September 30, 2010, Mr. Brauser agreed to relinquish all of his severance rights with respect to any termination of his employment with usell. The December 1, 2009 increase occurred, but in April 2010, Mr. Brauser’s salary was reduced to $175,000.

Douglas Feirstein. Mr. Douglas Feirstein began drawing a salary of $125,000 per year effective January 1, 2012. With his resignation as Chief Executive Officer on July 10, 2012, his compensation terminated. Effective May 5, 2009, we entered into an employment agreement with Douglas Feirstein, our then Chief Executive Officer. The current term of the agreement expires on May 5, 2012. On November 23, 2009, Mr. Feirstein’s employment agreement was amended to increase the annual salary from $225,000 to $275,000 effective December 1, 2009 and $300,000 beginning June 1, 2010. On September 30, 2010, Mr. Feirstein agreed to relinquish all of his severance rights with respect to any termination of his employment with us. The December 1, 2009 increase occurred, but in April 2010, Mr. Feirstein’s salary was reduced to $175,000 and in May 2010, it was further reduced to $150,000. In October 2010, he agreed to no longer take a salary and on November 4, 2010, Mr. Feirstein was granted 114,319 five-year stock options in lieu of receiving cash compensation for a one-year period. The options were to vest monthly over a one-year period unless Mr. Feirstein provided notice of his intent to receive cash compensation for that monthly period. Mr. Feirstein did not provide such notice and the options have fully vested. Prior to being re-priced to $0.68, on September 13, 2011, the options were exercisable at $1.31 per share.

Michael Brachfeld. Mr. Michael Brachfeld receives a base salary of $150,000 per year.

Nik Raman. Mr. Nik Raman receives a base salary of $125,000 per year.

Termination Provisions

No executive officer is entitled to any severance rights.

Discretionary Bonuses

Each of our executive officers is eligible for discretionary bonuses as determined by the Board.

Outstanding Equity Awards At 2012 Fiscal Year-End

Listed below is information with respect to unexercised options and shares of common stock that have not vested for each Named Executive Officer outstanding as of December 31, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)		(e)	(f)	(g)		(h)

Sergio Zyman	1,000,000	0		0.200	7/18/2017
						5,500,000	(7)	990,000	(7)

Daniel Brauser	7,939	2,647	(1)	0.682	12/22/2014
	107,175	35,725	(1)	0.682	12/22/2014
	138,931	108,057	(2)	0.682	9/10/2015
	0	200,000	(3)	0.200	7/10/2017

Douglas Feirstein	138,931	108,057	(2)	0.682	9/10/2015
	114,319	0		0.680	11/4/2015
	0	200,000	(3)	0.200	7/10/2017

Michael Brachfeld	3,970	1,323	(1)	1.837	12/22/2014
	58,351	8,335	(4)	1.837	4/27/2015
	71,967	55,974	(2)	1.780	9/10/2015
	50,000	350,000	(5)	0.200	7/18/2017

Nik Raman	0	200,000	(3)	0.200	7/10/2017
	0	200,000	(6)	0.200	8/28/2017

(1)	These options vest each calendar quarter until December 31, 2013.
(2)	These options vest each calendar quarter until September 30, 2014.
(3)	These options vest on July 10, 2013
(4)	These options vest each calendar quarter until June 30, 2013.
(5)	These options vest each calendar quarter until June 30, 2016.
(6)	Of these options: (i) 25% vest on August 28, 2013 and (ii) the remaining vest in equal increments every three months thereafter over a three-year period.
(7)	The shares represent the unvested portion of the 6,000,000 common stock grant as described above in the Summary Compensation
Table. These shares vest monthly until October 10, 2014. The market value of the shares was calculated by multiplying $0.18, the closing price of the Company’s common stock on December 31, 2012, by the number of unvested shares.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2012.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (1) (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (2)	203,997	$3.36	227,844
Equity compensation plans not approved by security holders (3)	6,390,168	$0.31	N/A
Total	6,594,165	$0.41	227,844

(1)	Consists of stock options.
(2)	This represents securities issued under our Plan. As of December 31, 2012, we had 227,848 shares remaining under the Plan. Because we have issued 82,592 shares of restricted stock, the number of securities available for future issuance has been reduced.
(3)	This represents securities issued outside our Plan. Includes 5,005,598 options granted to executive officers and directors with a weighted average exercise price of $0.33 per share, vesting in various increments over periods up to four years.

2012 Director Compensation

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of our non-employee directors during 2012.

Name (a)	Stock Awards ($)(c)(1)	Option Awards ($)(d)(1)	Total ($)(j)

Michael Brauser (2)	350,000	0	350,000

Grant Fitzwilliam (3)	0	52,000	52,000

Scott Frohman (3)	0	52,000	52,000

(1)	The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in shares or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

(2)	Represents 1,000,000 shares of common stock granted in July 2012.

(3)	Represents 200,000 stock options issued to directors in July 2012. The options vest on July 10, 2013, subject to continued service as a director and are exercisable at $0.20 per share.

This table does not include Messrs. Zyman, Daniel Brauser, Feirstein and Raman. In accordance with SEC disclosure rules, each of the Named Executive Officers compensation for service as a director is included in the Summary Compensation Table.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as March 29, 2013 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o usell.com, Inc. 33 East 33rd Street, Suite 1101, New York, New York 10016.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Executive Officers:

Common Stock	Sergio Zyman (2)	16,500,000	21.9%
Common Stock	Daniel Brauser (3)	10,877,227	14.0%
Common Stock	Douglas Feirstein (4)	11,314,179	14.5%
Common Stock	Michael Brachfeld (5)	221,782	*
Common Stock	Nik Raman (6)	4,500,000	6.1%
Common Stock	Michael Brauser (7)	10,149,422	13.0%
Common Stock	Grant Fitzwilliam (8)	36,088	*
Common Stock	Scott Frohman (9)	156,917	*

Common Stock	All directors and executive officers as a group (9 persons)	42,905,089	51.4%

5% Shareholders:

Common Stock	Barry Honig (10)	7,425,654	9.9%
Common Stock	Todd Oretsky (11)	10,591,802	13.7%
Common Stock	Hakan Koyuncu (12)	10,629,909	13.7%
Common Stock	Frost Gamma Investments Trust (13)	6,429,028	8.6%

* Less than 1%.

(1)          Applicable percentages are based on 74,330,870 shares outstanding as of March 29, 2013. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

The shares of common stock beneficially owned by each of Messrs. Daniel Brauser, Feirstein, Koyuncu and Oretsky include all shares of common stock subject to a Shareholders Agreement, which terminates when each member of the group beneficially owns less than 1,905 shares. Under the Shareholders Agreement, the group agreed to vote all of their shares of common stock together on any action as determined by a majority of the members of the group still owning 381 shares. The shares of common stock individually owned by them are:

Mr. Feirstein	5,647,971 shares
Mr. Brauser	4,685,108 shares
Mr. Koyuncu	91,455 shares
Mr. Oretsky	167,267 shares

(2)          Mr. Zyman is a director and executive officer. Represents (i) 15,500,000 shares of common stock and (ii) 1,000,000 vested options.

(3)          Mr. Daniel Brauser is a director and executive officer. Represents: (i) 4,685,108 shares of common stock, (ii) 279,073 vested options, and (iii) 6,351 shares of common stock issuable upon the exercise of warrants.

(4)          Mr. Feirstein is a director. Represents: (i) 5,647,971 shares of common stock, (ii) 222,377 vested options and (iii) 500,000 shares issuable upon the exercise of warrants. Of these securities, 5,142,899 shares of common stock and all of the warrants are held by the Feirstein Family Holdings, LLLP, an entity controlled by Mr. Feirstein.

(5)          Mr. Brachfeld is an executive officer. Represents vested options.

(6)          Mr. Raman is a director and executive officer. Represents common stock.

(7)          Mr. Michael Brauser is a director. Includes shares of common stock jointly held with Mr. Brauser’s wife. Does not include shares held in a trust created by Mr. Brauser, of which one of his adult sons is the trustee and all of his four adult children including Daniel Brauser are the beneficiaries. Mr. Brauser disclaims beneficial ownership of these securities, and this disclosure shall not be deemed an admission of beneficial ownership of these securities for Section 16 of the Securities Exchange Act of 1934 or for any other purposes. Also includes 3,250,000 shares issuable upon exercise of warrants.

(8)          Mr. Fitzwilliam is a director. Includes 30,544 vested options.

(9)          Mr. Frohman is a director. Includes 23,290 vested options.

(10)        Includes (i) 3,325,209 shares of common stock held individually by Mr. Barry Honig, (ii) 527,255 shares of common stock held by GRQ Consultants, Inc. 401(K), of which the reporting person is the trustee, and (iii) 43,020 shares of common stock held by GRQ Consultants, Inc. Defined Benefit Pension Plan of which the reporting person is the trustee. Also includes shares of common stock issuable upon the exercise of warrants and conversion of Series D. Excludes a certain number of shares of common stock issuable upon the exercise of warrants or conversion of the Series D as a result of a 9.99% conversion blocker. Address is 555 South Federal Highway, Suite 450, Boca Raton, Florida 33432.

(11)        Mr. Oretsky resigned as an executive officer and director in February 2010. Mr. Oretsky’s shares are held by Jack Oretsky Holdings, LLC, a limited liability company in which Mr. Oretsky, to our knowledge, is the managing member. Mr. Oretsky is a former director and executive officer. Address is 547 N.E. 59th Street, Miami, Florida 33137.

(12)        Mr. Koyuncu is a former executive officer and director who resigned in November 2010. Includes 38,106 vested options. Address is 750 SW 3rd Street, Boca Raton, Florida 33486.

(13)        Dr. Phillip Frost is the trustee of Frost Gamma Investments Trust. Address is 4400 Biscayne Blvd., Miami, Florida 33137.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

As part of the acquisition of ecoSquid, Douglas Feirstein, our then Chief Executive Officer and director, Daniel Brauser, our then Chief Financial Officer and director, along with Nik Raman, and Christian Croft, the key managers of ecoSquid formed Acquisition Corp which was initially funded by $150,000 from certain investors including Michael Brauser, a director. On February 29, 2012, Acquisition Corp acquired ecoSquid for $500,000, which was distributed to the non-management ecoSquid members. As part of the $500,000 consideration, Acquisition Corp issued a $350,000 promissory note which was paid by Mr. Michael Brauser and by an entity controlled by Barry Honig, a 5% shareholder of usell. In April 2012, usell acquired Acquisition Corp. Acquisition Corp, owned the intellectual property that usell licensed in order to implement its comparison technology platform. As consideration for the acquisition, usell issued 350,000 shares of Series D preferred stock to the Acquisition Corp shareholders including 90,000 shares each to Messrs. Douglas Feirstein, Daniel Brauser, and Nik Raman, our Chief Operating Officer and 25,000 shares each to Mr. Michael Brauser, our then Co-Chairman and Barry Honig, a 5% shareholder. The Series D shares: (i) have a liquidation preference equal to $10.00 per share, (ii) do not have voting rights and (iii) until amended as described below, were not convertible into our common stock. In connection with the acquisition of Acquisition Corp, usell appointed Nik Raman as a director. In August 2012, usell amended the Series D Certificate of Designation to provide for conversion in the event of a change of control transaction or a liquidation event. In February 2013, usell amended the Series D Certificate of Designation to provide for conversion at the election of the holder.

From April 2011 through November 2011, each of Messrs. Michael Brauser and Barry Honig lent usell $325,000. In June 2011, Mr. Feirstein lent $50,000 to usell. Messrs. Brauser, Honig and Feirstein converted the principal of the loans into the 2011 Series A offering and also received 650,000 five-year warrants exercisable at $0.20 per share.

In August 2010, our Board authorized the sale of up to $4,000,000 of Units, which we refer to as the “August 2010 PP”, whereby each Unit consisted of 100,000 shares of Series B PS and 47,633 three-year warrants exercisable at $3.15 per share. In connection with the August 2010 PP, on August 19, 2010, we sold 29.44 Units, or 2,943,750 shares of Series B and 1,402,197 warrants. In the August 2010 PP, the Feirstein entity invested $100,000. The Feirstein entity acquired 100,000 shares of Series B PS and 47,633 warrants. Michael Brauser and Barry Honig (through an entity he controls), then 5% shareholders, each invested $450,000 and were issued 450,000 shares of Series B PS and 214,349 warrants. In February 2011, the August 2010 PP was extended and 65,000 shares of Series B PS and 30,961 warrants were sold, of which 40,000 shares of Series B PS and 19,053 warrants were purchased by Scott Frohman, a director. In February 2011, we agreed to lower the exercise price of the warrants to $0.79 if the investors in the August 2010 PP exercised their warrants. The following individuals exercised their warrants:

·	Michael Brauser paid $168,750 to exercise 214,349 warrants;

·	Feirstein entity paid $37,500 to exercise 47,633 warrants;

·	Barry Honig paid $168,750 to exercise 214,349 warrants; and

·	Frost Gamma Investments Trust paid $375,000 to exercise 476,330 warrants.

On June 1, 2008, we entered into an agreement with the Refinery, whereby we agreed to sell all of our precious metals in the United States exclusively to the Refinery and the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them. The agreement was for an initial term of five years. As consideration for this agreement, the Refinery received 190,532 shares of our common stock valued at $1,230,000. Until January 30, 2012, Jason Rubin, an officer of the Refinery, was a member of our Board.

Jennifer Calabrese, our Executive Vice President of Finance, provides her services through Calabrese Consulting, LLC, a company she controls. This company is paid on an hourly basis.

Item 14.	Principal Accounting Fees and Services.

usell’s Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.   All of the services related to audit fees and audit-related fees charged by Berman & Company, P.A. (“Berman”) in 2012 and 2011, if any, were pre-approved by the Audit Committee.  The following table shows the fees for the years ended December 31, 2012 and December 31, 2011.

	2012	2011
Audit Fees (1)	$60,000	$90,000
Audit Related Fees	$—	$—
All Other Fees	$—	$—
Total	$60,000	$60,000

(1)	These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2013.

usell.com, Inc.

By:	/s/ Sergio Zyman
Sergio Zyman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Zyman Sergio Zyman	Chief Executive Officer (Principal Executive Officer) and Director	April 1, 2013

/s/ Jennifer Calabrese	Executive Vice President of Finance	April 1, 2013
Jennifer Calabrese	(Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)

/s/ Daniel Brauser	Director	April 1, 2013
Daniel Brauser

/s/ Michael Brauser	Director	April 1, 2013
Michael Brauser

/s/ Douglas Feirstein	Director	April 1, 2013
Douglas Feirstein

/s/ Scott Frohman	Director	April 1, 2013
Scott Frohman

/s/ Grant Fitzwilliam	Director	April 1, 2013
Grant Fitzwilliam

Director
Nik Raman

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	6/7/06	3.I
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Rights	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1	6/24/10	3.8
3.9	Certificate of Amendment – Increase in Capital	10-Q	8/15/11	3.12
3.10	Certificate of Amendment – Reverse Split	8-K	6/11/12	3.1
3.11	Certificate of Amendment – usell.com, Inc.	10-Q	8/13/12	3.11
3.12	Amended and Restated Certificate of Designation – Series A	10-K	3/30/12	3.10
3.13	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.14	Certificate of Designation – Series C	10-K	3/31/11	3.10
3.15	Second Amended and Restated Certificate of Designation– Series D	8-K	3/1/2013	3.1
3.16	Second Amended and Restated Bylaws	S-1	9/21/2012	3.16
10.1	Form of Convertible Note	10-Q	11/21/11	10.2
10.2	Form of Subscription Agreement – Series A Offering	10-K	3/30/12	10.16
10.3	Shareholders Agreement	10-Q	8/19/09	10.3
10.4	EcoSquid Note	10-K	3/30/12	10.18
10.5	EcoSquid License	10-K	3/30/12	10.19
10.6	Amendment to EcoSquid License	10-K	3/30/12	10.20
10.7	Summary of Agreement – EcoSquid Acquisition	10-Q	8/13/12	10.7
10.8	Form of Restricted Stock Agreement – Co-Chairmen*	S-1	9/21/2012	10.8
10.9	Form of Option Agreement – Directors	S-1	9/21/2012	10.9
10.10	Option Agreement – Zyman*	S-1	9/21/2012	10.10
10.11	2008 Equity Incentive Plan, as amended				Filed
21.1	Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

* Management contract or compensatory plan or arrangement.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 33 East 33rd Street, Suite 1101, New York, New York 10016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

uSell.com, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of uSell.com, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of uSell.com, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.

Boca Raton, Florida

April 1, 2013

551 NW 77th Street Suite 201 · Boca Raton, FL 33487

Phone: (561) 864-4444 • Fax: (561) 892-3715

www.bermancpas.com • info@bermancpas.com

Registered with the PCAOB • Member AICPA Center for Audit Quality

Member American Institute of Certified Public Accountants

Member Florida Institute of Certified Public Accountants

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,604,587	$1,791,623
Accounts receivable - net	157,844	22,277
Prepaid expenses and other current assets	85,611	24,456
Inventory	-	16,876
Debt issue costs	-	2,858
Total Current Assets	1,848,042	1,858,090

Property and Equipment - net	628,437	34,980

Other Assets:
Intangible assets - net	2,222	5,556
Other assets	34,875	-
Total Other Assets	37,097	5,556

Total Assets	$2,513,576	$1,898,626

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$634,083	$1,064,276
Accrued expenses	553,749	581,451
Deferred revenue	2,309	-
Note payable, net of discount	-	29,113
Convertible notes payable, net of discount	-	410,417
Derivative liability	153,776	29,837
Total Current Liabilities	1,343,917	2,115,094

Stockholders' Equity (Deficit):
Convertible Series A preferred stock, ($0.0001 par value, 10,000,000 shares authorized, 177,906 and 4,045,000 shares issued and outstanding, respectively)	18	405
Convertible Series B preferred stock, ($0.0001 value per share, 4,000,000 shares authorized, 2,076,250 and 2,626,250 shares issued and outstanding, respectively) Liquidation preference $2,076,250 and $2,626,250, respectively	208	263
Convertible Series C preferred stock, ($0.0001 value per share, 1,000,000 shares authorized, -0- and 14,797 shares issued and outstanding, respectively)	-	1
Series D preferred stock, ($0.0001 value per share, 350,000 and -0- shares authorized, issued and outstanding, respectively) Liquidation preference $3,500,000	35	-
Common stock, ($0.0001 par value, 650,000,000 shares authorized, 52,646,233 and 5,790,266 shares issued, respectively, and 47,146,233 and 5,790,266 shares outstanding, respectively)	4,715	580
Subscriptions receivable - Convertible Series A preferred stock	-	(2,000,000)
Additional paid in capital	41,655,960	33,232,559
Accumulated deficit	(40,491,277)	(31,450,276)
Total Stockholders' Equity (Deficit)	1,169,659	(216,468)

Total Liabilities and Stockholders' Equity (Deficit)	$2,513,576	$1,898,626

See accompanying notes to Consolidated Financial Statements.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011

Revenue	$2,383,466	$5,876,660

Costs and Expenses
Cost of revenue	222,036	2,955,932
General and administrative expenses	6,145,060	5,331,708
Sales and marketing expenses	2,601,655	3,007,443
Impairment of intangible assets	-	448,734
Impairment of prepaid expenses - related party	-	312,712
Impairment of property and equipment	-	57,871
Total operating expenses	8,968,751	12,114,400
Loss from Operations	(6,585,285)	(6,237,740)

Other Income (Expense):
Interest income	6,862	-
Interest expense	(399,651)	(421,626)
Gain on settlements of accounts payable	190,203	130,445
Loss on substantial liquidation of foreign subsidiaries and foreign exchange	-	(300,293)
Derivative expense - embedded conversion feature of convertible Series B preferred stock issuance	-	(6,307)
Derivative expense - convertible notes payable	-	(626,681)
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock	(2,089,744)	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock	-	1,687,158
Change in fair value of derivative liability - convertible notes payable	28,244	1,396,844
Total Other Income (Expense) - Net	(2,264,086)	1,859,540
Net Loss	$(8,849,371)	$(4,378,200)

Basic and Diluted Loss per Common Share:
Net loss	$(8,849,371)	$(4,378,200)
Preferred stock dividends - Series A	(191,630)	-
Preferred stock dividends - Series B	-	(65,000)
Net loss available to common stockholders	(9,041,001)	(4,443,200)

Net loss per common share - basic and diluted	$(0.34)	$(0.92)

Weighted average number of common shares outstanding during the period - basic and diluted	26,698,552	4,847,263

Comprehensive Loss:
Net loss	$(8,849,371)	$(4,378,200)
Foreign currency translation adjustment	-	(20,050)
Comprehensive Loss	$(8,849,371)	$(4,398,250)

See accompanying notes to Consolidated Financial Statements.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2012 and 2011

	Series A Preferred Stock, $0.0001 Par Value		Series B Preferred Stock, $0.0001 Par Value		Series C Preferred Stock, $0.0001 Par Value		Series D Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Subscriptions	Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2010	400,000	$40	2,943,750	$294	-	$-	-	$-	4,005,885	$401	$-	$25,890,475	$(280,243)	$(27,007,076)	$(1,396,109)

Sale of Series A Preferred Stock	4,045,000	405	-	-	-	-	-	-	-	-	(2,000,000)	4,044,595	-	-	2,045,000
Sale of Series B Preferred Stock	-	-	65,000	7	-	-	-	-	-	-	-	64,993	-	-	65,000
Payment of offering costs	-	-	-	-	-	-	-	-	-	-	-	(37,245)	-	-	(37,245)
Warrants issued in connection with Note Payable	-	-	-	-	-	-	-	-	-	-	-	10,091	-	-	10,091
Dividend arising from Preferred B beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	(65,000)	(65,000)
Common shares issued to investors in connection with Preferred B stock sale	-	-	-	-	-	-	-	-	9,527	1	-	(1)	-	-	-
Issuance of Series C Preferred Stock in connection with Warrant exercise	-	-	-	-	720,938	72	-	-	-	-	-	1,081,334	-	-	1,081,406
Conversion of Series A Preferred Stock to Common Stock	(400,000)	(40)	-	-	-	-	-	-	7,621	1	-	39	-	-	-
Conversion of Series B Preferred Stock to Common Stock	-	-	(382,500)	(38)	-	-	-	-	364,393	36	-	2	-	-	-
Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	(706,141)	(71)	-	-	1,345,425	135	-	(64)	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	57,415	6	-	2,178,340	-	-	2,178,346
Loss on substantial liquidation of foreign subsidiaries and foreign exchange	-	-	-	-	-	-	-	-	-	-	-	-	300,293	-	300,293
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(20,050)	-	(20,050)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,378,200)	(4,378,200)

Balance, December 31, 2011	4,045,000	405	2,626,250	263	14,797	1	-	-	5,790,266	580	(2,000,000)	33,232,559	-	(31,450,276)	(216,468)

Conversion of Convertible Debt to Series A Preferred Stock	1,600,000	160	-	-	-	-	-	-	-	-	-	799,840	-	-	800,000
Reclassification of Accrued Interest upon Conversion of Convertible Debt to Series A Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	1,770	-	-	1,770
Reclassification of Derivative Liability upon Conversion of Convertible Debt to Series A Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	1,593	-	-	1,593
Reclassification of Derivative Liability upon Conversion of Series A Preferred Stock to Common Stock	-	-	-	-	-	-	-	-	-	-	-	2,127,598	-	-	2,127,598
Sale of Series A Preferred Stock	1,361,000	136	-	-	-	-	-	-	-	-	2,000,000	1,360,864	-	-	3,361,000
Issuance of Series D Preferred Stock in connection with acquisition	-	-	-	-	-	-	350,000	35	-	-	-	499,965	-	-	500,000
Payment of offering costs	-	-	-	-	-	-	-	-	-	-	-	(6,713)	-	-	(6,713)
Dividend arising from Preferred A beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	(191,630)	(191,630)
Conversion of Series A Preferred Stock to Common Stock	(6,828,094)	(683)	-	-	-	-	-	-	34,140,470	3,414	-	(2,731)	-	-	-
Conversion of Series B Preferred Stock to Common Stock	-	-	(550,000)	(55)	-	-	-	-	523,963	52	-	3	-	-	-
Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	(14,797)	(1)	-	-	28,192	3	-	(2)	-	-	-
Warrants issued as payment of accounts payable	-	-	-	-	-	-	-	-	-	-	-	24,999	-	-	24,999
Stock based compensation	-	-	-	-	-	-	-	-	6,663,342	666	-	3,616,215	-	-	3,616,881
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,849,371)	(8,849,371)

Balance, December 31, 2012	177,906	$18	2,076,250	$208	-	$(0)	350,000	$35	47,146,233	$4,715	$-	$41,655,960	$-	$(40,491,277)	$1,169,659

See accompanying notes to Consolidated Financial Statements.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,849,371)	$(4,378,200)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	165,018	108,187
Provision for Bad Debt	100,299	-
Stock based compensation expense	3,586,431	2,178,346
Amortization of prepaid asset - related party	-	140,720
Amortization of debt issue costs into interest expense	2,858	2,042
Amortization of debt discount into interest expense	395,470	414,621
Impairment of prepaid asset - related party	-	312,712
Impairment of property and equipment	-	57,871
Impairment of intangible assets	-	448,734
Loss on substantial liquidation of foreign subsidiaries and foreign exchange	-	300,293
Gain on settlement of accounts payable	(190,203)	(130,445)
Derivative expense pertaining to embedded conversion feature of convertible Series B preferred stock issuance	-	6,307
Derivative expense pertaining to convertible note payable	-	626,681
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	2,089,744	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series B preferred stock issuance	-	(1,687,158)
Change in fair value of derivative liability - convertible notes payable	(28,244)	(1,396,844)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(235,866)	236,843
Accounts receivable - related party	-	26,875
Inventory	16,876	120,587
Prepaid and other current assets	(30,705)	151,825
Other assets	(34,875)	-
Increase (decrease) in:
Accounts payable	(214,991)	98,335
Accounts payable - related party	-	(24,332)
Accrued expenses	(25,932)	244,763
Deferred revenues	2,309	(421,186)
Net Cash and Cash Equivalents Used In Operating Activities	(3,251,182)	(2,562,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to purchase property and equipment	(255,141)	(14,509)
Cash paid to acquire intangible assets	-	(276,632)
Net Cash and Cash Equivalents Used In Investing Activities	(255,141)	(291,141)

See accompanying notes to Consolidated Financial Statements.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible Series A preferred stock	3,361,000	2,045,000
Proceeds from exercise of warrants	-	1,081,406
Proceeds from convertible notes payable	-	800,000
Proceeds from note payable	-	70,000
Proceeds from sale of convertible Series B preferred stock	-	65,000
Principal repayments toward note payable	(35,000)	(35,000)
Cash paid for direct offering costs of Series A preferred stock	(6,713)	(37,245)
Cash paid for debt issue costs	-	(4,900)
Net Cash and cash Equivalents Provided By Financing Activities	3,319,287	3,984,261

Net Increase (Decrease) in Cash and Cash Equivalents	(187,036)	1,130,697
Effect of Exchange Rates on Cash and Cash Equivalents	-	(25,139)
Cash and Cash Equivalents - Beginning of Period	1,791,623	686,065

Cash and Cash Equivalents - End of Period	$1,604,587	$1,791,623

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability reclassified to Additional Paid in Capital upon conversion of Series A preferred stock	$2,127,598	$-
Conversion of Convertible Notes Payable to Series A preferred stock	$800,000	$-
Common stock issued for prepaid services	$610,400	$-
Equipment acquired through issuance of Series D Preferred Stock in connection with acquisition - related party	$500,000	$-
Derivative liability arising from convertible Series A preferred stock	$191,630	$-
Warrants issued in connection with settlement of accounts payable	$24,999	$-
Accrued interest on Convertible Notes Payable reclassified to Additional Paid in Capital	$1,770	$-
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$1,593	$-
Sale of stock for subscriptions receivable	$-	$2,000,000
Derivative liability arising from convertible notes payable	$-	$1,426,681
Derivative liability arising from convertible Series B preferred stock	$-	$71,307
Conversion of Series A preferred stock into common stock	$683	$40
Conversion of Series B preferred stock into common stock	$55	$38
Conversion of Series C preferred stock into common stock	$1	$71

See accompanying notes to Consolidated Financial Statements.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 – Organization and Business

usell.com, Inc., formerly known as Upstream Worldwide, Inc., through our wholly-owned subsidiaries (collectively, “usell,” “Company,” “we,” “us,” and/or “our”), helps individuals monetize household items, such as small consumer electronics, that they are no longer using.

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

We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of internet advertising, to attract individuals to our website. Our services are free for Consumers and we partner with electronics buying companies to offer them a cost-efficient customer acquisition model.

Note 2 – Liquidity and Management’s Plans

As reflected in the accompanying financial statements, the Company had a net loss of approximately $8,849,000 and net cash and cash equivalents used in operations of approximately $3,251,000 for the year ended December 31, 2012. The Company has an accumulated deficit of approximately $40,491,000 at December 31, 2012.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities.

Management believes that the cash balance on December 31, 2012, of approximately $1,605,000, current level of positive working capital of approximately $504,000, anticipated cash that will be received from expected future sales, and additional funds through the issuance of debt and equity securities will be sufficient to sustain operations for the next twelve months.

However, there can be no assurance that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues from its consumer electronics referrals, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity.

Note 3 – Significant Accounting Policies

Basis of Presentation and Principals of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets at liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institutions. At times, our cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On December 31, 2012 and 2011, our deposits exceeded the FDIC limit by approximately $1.4 million and $2.2 million, respectively.

Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) provided temporary unlimited insurance coverage for non-interest bearing transaction accounts at all FDIC insured depository institutions. From December 31, 2010 through December 2012, all non-interest bearing transaction accounts are fully insured, regardless of the balance of the account and the ownership capacity of the funds. Money market deposit accounts and negotiable order of withdrawal accounts were not eligible for the temporary unlimited insurance coverage, regardless of the interest rate, even if no interest is paid. As of January 1, 2013, unlimited FDIC coverage expired and reverted to the limit of $250,000.

Accounts Receivable

Accounts receivable represent obligations from customers. We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. Our allowance for doubtful accounts was $100,299 and $0 at December 31, 2012 and 2011, respectively.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Inventory

Inventory consisted predominantly of gold and other precious metals and was carried at the lower of cost or net realizable value. Cost was the amount paid by us to third parties, which was generally lower than the current market value. The Company did not have any inventory at December 31, 2012.

Debt Issue Costs

Direct costs incurred in connection with issuing debt securities or obtaining debt or other credit arrangements are recorded as debt issue costs and are amortized as interest expense over the term of the related debt.

Property and Equipment

Property and equipment represent costs associated with leasehold improvements, software, computer and office equipment, as well as capitalized software developed for internal use. Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets.

We capitalize costs related to software developed or obtained for internal use when management commits to funding the project, the project completes the preliminary project stage and the software will be used to perform the function intended. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

See Note 6 regarding impairment charges pertaining to our property and equipment.

Intangible Assets

Our intangible assets pertain to the purchase of our website domain address. We periodically review the carrying values of our long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and record an impairment charge when considered necessary.

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

See Note 7 regarding impairment charges pertaining to our intangible assets.

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

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Consumer Electronics Referrals

Individuals responding to our advertising campaigns come to our website where they search our database for the item they wish to sell. They are prompted to answer a number of questions regarding the condition of the item and which associated accessories they have, if any. Upon completion of the appraisal questions, they are presented with a listing of offers to purchase their item from our partners. We earn a fee for providing our partners with customers and recognize revenue upon acceptance of the partner’s offer by the Consumer. All of our partners pay similar fees per referral, which is based on a tiered structure. The Company receives a higher fee for premium electronics, such as smartphones and iPhones, and a lower fee for non-premium electronics. We receive this fee regardless of whether the Consumer ultimately sends in the device. We record payments received from partners in advance of offer acceptance as deferred revenue at the time payment is received.

In December 2012, we began to offer fulfillment services on behalf of our partners for the items sold by customers. We act as the agent in these transactions, passing orders booked by our partners to our vendors, who then assemble the kits and mail them directly to the customers. We earn a standard fee from our partners and recognize revenue upon shipment of the kits to the customers. We evaluated the presentation of revenue on a gross versus net basis and determined that since we perform as an agent without assuming the risks and rewards of ownership of the goods, revenue should be reported on a net basis. We did not have significant net revenues from fulfillment services during the year ended December 31, 2012.

Beginning in January 2013, we changed our fee structure with our partners. Our partners now pay fees based on the individual item sold. Fees are no longer based on a tiered structure and are not based on the value of the item sold. All other terms of our agreements with our partners remained the same.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

We did not have significant revenues from precious metals during the year ended December 31, 2012.

Cost of Revenue

Our cost of revenue pertaining to consumer electronics referral revenue consists primarily of costs to maintain our website, including amortization expense of capitalized software development costs and technology platform software. Our cost of revenue pertaining to the sale of cellular phones and precious metals included our cost of acquiring the cellular phones and precious metals, as well as any other direct costs and expenses required to ship, secure, grade, log and process the items internally. In addition, fees and other costs incurred in connection with processing at the Refinery were charged to cost of revenue.

We recorded approximately $202,000 and $2,000 for the years ended December 31, 2012 and 2011, respectively, as cost of revenue pertaining to consumer electronics referral revenue.

We recorded approximately $20,000 and $2,954,000 for the years ended December 31, 2012 and 2011, respectively, as cost of revenue pertaining to cellular phones and precious metals revenue. Included in the cost of revenue for the year ended December 31, 2011 is approximately $141,000 of expense pertaining to prepaid refining services and approximately $44,000 of amortization expense pertaining to a non-compete agreement, both of which pertained to our service agreement with the Refinery.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $2,422,245 and $1,962,268 for the years ended December 31, 2012 and 2011, respectively.

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

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

During 2010 and 2011, we slowed, and then stopped, our advertising and marketing in markets outside the United States. As discussed elsewhere in this Report, we wrote off assets that pertained to these operations in 2010 and 2011, as we determined that the assets were no longer expected to provide future economic benefit. At December 31, 2011, the operations outside the United States were substantially liquidated. As such, we removed the amounts attributable to these entities and the accumulated translation adjustments from our Accumulated Other Comprehensive Income and reported it as part of the loss on substantial liquidation of foreign subsidiaries and foreign exchange on our Consolidated Income Statement for the year ended December 31, 2011.

Share-Based Payment Arrangements

We account for stock options in accordance with Accounting Standards Codification (“ASC”) 718: Compensation – Stock Compensation. ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and estimated using the Black-Scholes option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest for awards that vest over time, and in the period of grant for awards that vest immediately. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense in the Consolidated Statement of Operations.

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

During 2011, we recorded impairment expenses resulting from the write off of certain intangible assets and from the write off of property and equipment and certain prepaid expenses. These impairment expenses are not deductible for tax purposes.

Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. As discussed in Note 10, on June 8, 2012, our shareholders approved an amendment to our Certificate of Incorporation to effect a 1-for-52.4846 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

The computation of basic and diluted loss per share for the years ended December 31, 2012 and 2011, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011
Convertible Series A Preferred Stock	889,530	20,225,000
Convertible Series B Preferred Stock	1,977,961	2,501,924
Stock Warrants	8,218,837	281,987
Stock Options	6,594,165	5,554,065
Unvested Restricted Stock	5,500,000	-
Convertible Series C Preferred Stock	-	28,192
Convertible Notes Payable	-	8,000,000
	23,180,493	36,591,168

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity (deficit) during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity (deficit). Other comprehensive loss consisted of changes in accumulated foreign currency translation adjustments.

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

In August 2011, the Florida Attorney General (the “AG”) initiated an official investigation into whether or not we engaged in unfair trade practices in violation of its “Little FTC Act.”  The investigation was due to consumer complaints.  We generally relied on third parties to handle the products we sold, the Refinery for precious metals and ReCellular for phones and smart phones.  Under Florida law, the remedies included actual damages, civil penalties, and attorneys’ fees.  We provided a comprehensive response to the AG demonstrating that we acted properly. In April 2012, we met with the AG to discuss the matter and address their concerns. The AG submitted a proposed settlement in which the Company would reimburse the AG $20,000 for the costs of the investigation. .. In March 2013, we entered into a Settlement Agreement with the AG, pursuant to which we agreed to reimburse the AG $20,000 for investigative costs and My Gold Envelope, Inc., our subsidiary, agreed not to engage in the precious metals business. The Company has recorded $20,000 in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2012.

Customer and Vendor Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Year Ended December 31,		Percentage of Accounts Receivable at December 31,
	2012	2011	2012	2011
Customer A	18%	1%	6%	-
Customer B	17%	-	9%	-
Customer C	14%	-	26%	28%
Customer D	13%	-	10%	16%
Customer E	1%	-	13%	-
Customer F	4%	-	13%	-
Customer G	-	53%	-	8%
Customer H	-	43%	-	38%

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had a material impact on our consolidated financial statements.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

The following are the major categories of liabilities measured at fair value on a nonrecurring basis at December 31, 2012 and 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At December 31, 2012		At December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$—	$—	$—	$—
Level 2
None	—	—	—	—
Level 3
Derivative liability	—	153,776	—	29,837
	$—	$153,776	$—	$29,837

The following table reflects the change in fair value of our derivative liabilities for the years ended December 31, 2012 and 2011:

	For the Year Ended		For the Year Ended
	December 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities

Balance at January 1,	$-	$29,837	$-	$1,615,852
Change in value of derivative liability - convertible notes	-	(28,244)	-	(1,396,844)
Elimination of beneficial conversion feature - convertible notes	-	(1,593)	-	-
Derivative liability arising from Series A preferred stock	-	191,630	-	-
Change in value of derivative liability - Series A preferred stock	-	2,089,744	-	-
Elimination of beneficial conversion feature - Series A preferred stock	-	(2,127,598)	-	-
Derivative liability arising from sale of Series B preferred stock	-	-	-	71,306
Derivative liability arising from issuance of convertible notes payable	-	-	-	1,426,681
Change in value of derivative liability - Series B preferred stock	-	-	-	(1,687,158)
Balance at December 31,	$-	$153,776	$-	$29,837

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

We valued the transaction at $500,000, based on the amount of cash paid by Acquisition Corp. for the acquisition of EcoSquid. We ascribed the full $500,000 to the comparison technology platform. We used the acquisition method of accounting in connection with the acquisition of Acquisition Corp. Accordingly, we recorded the comparison technology platform as software, valued at $500,000, in equipment on our consolidated balance sheet.

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

Note 6 – Property and Equipment

Property and equipment consists of the following at December 31, 2012 and 2011:

			Estimated
	2012	2011	Useful Life
Hardware and Software	$795,962	$40,819	3 years
Leasehold Improvements	4,457	50,852	*
Office Equipment	3,386	3,386	3 years
Security Equipment	-	29,795	7 years
	803,805	124,852
Impairment Charges	-	(57,871)
Less: Accumulated Depreciation	(175,368)	(32,001)
Equipment, Net	$628,437	$34,980

* The shorter of three years or the life of the lease.

During 2011, we changed our business plan in the United States whereby we no longer managed advertising, fulfillment, or grading, logging and storing of gold and other precious metals directly.  In connection with this change, we recorded an impairment of $57,871 pertaining to the assets used in these functions as they were not expected to provide future economic benefit.

Depreciation expense on property and equipment amounted to $161,684 and $15,201 for the years ended December 31, 2012 and 2011, respectively.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 7 – Intangible Assets

Our intangible assets were comprised of a non-compete agreement with the Refinery (Note 12) and other intangibles including an additional non-compete agreement and website related costs. Our remaining intangible asset at December 31, 2012 and 2011 pertains to the purchase of our website domain address. Intangible asset values and the related accumulated amortization are as follows:

	Non-Compete Agreement - Related Party	Other Intangible Assets
Gross value at December 31, 2012	$-	$67,752
Accumulated amortization at December 31, 2012	-	(65,530)
Net value at December 31, 2012	$-	$2,222

Gross value at December 31, 2011	$291,865	$448,942
Accumulated amortization at December 31, 2011	(194,577)	(91,940)
Less: Impairment charge	(97,288)	(351,446)
Net value at December 31, 2011	$-	$5,556

Our intangible assets all have a definite life and are amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense amounted to $3,334 and $92,986 for the years ended December 31, 2012 and 2011, respectively.

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

The estimated future amortization expense related to intangible assets as of December 31, 2012 is $2,222, all of which is expected to be recognized during the year ended December 31, 2013.

Note 8 – Debt

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

This amount was recorded as a discount to the face value of the note and was to be amortized into interest expense over the term of the note.  In addition, we incurred $4,900 in debt issue costs to obtain the note.  Accordingly, we recorded this amount as a debt issue cost, which was to be amortized into interest expense over the term of the note.

We repaid $35,000 in principal on this note in December 2011 and the remaining $35,000 in January 2012.

During the year ended December 31, 2012, we recorded $5,887 as interest expense pertaining to the discount on the note payable and $2,858 as interest expense pertaining to debt issue costs associated with the note payable.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Convertible Notes Payable

During 2011, we received $800,000 pursuant to convertible notes payable (the “2011 Convertible Notes”) which we used for working capital purposes. Of this amount, $425,000 was received from two stockholders, $325,000 was received from our former Co-Chairman of the Board, and $50,000 was received from our former Chief Executive Officer.

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

In addition, following the Future Financing, holders of the 2011 Convertible Notes were also entitled to receive a number of warrants to purchase our common stock equal to the number of shares they may receive as a result of the conversion described above. The warrants are exercisable for five-years and are exercisable at $0.20 per share. There were no offering costs associated with this transaction.

We evaluated the conversion feature embedded in the 2011 Convertible Notes to determine whether such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We determined that since the exercise price of the convertible debt contained a variable conversion feature, such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.

We estimated the fair value of the conversion feature of the 2011 Convertible Notes to be $1,426,681 using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected dividends	0%
Expected volatility	273.24% - 329.99%
Expected term – embedded conversion option	1 year
Risk free interest rate	0.10% - 0.16%

We recorded $800,000 of the value of the conversion feature to a discount, $626,681 as a derivative expense, and recorded a corresponding derivative liability of $1,426,681. The discount amount was being amortized to interest expense over the contracted term of the 2011 Convertible Notes.  During the years ended December 31, 2012 and 2011, we amortized $389,583 and $410,417, respectively, to interest expense pertaining to the discount.

At December 31, 2011, we determined that the fair value of the derivative liability pertaining to the 2011 Convertible Notes was $29,837 based on the following weighted average variables:

Expected dividends	0%
Expected volatility	300.88%
Expected term	6 months
Risk free interest rate	0.13%

We recorded a gain of $1,396,844 during the year ended December 31, 2011, representing the net change in the fair value of the derivative liability pertaining to the 2011 Convertible Notes.

A Future Financing closed and on January 27, 2012, the 2011 Convertible Notes were converted into 1,600,000 shares of our 2011 Series A PS (as defined in Note 10) and we issued 8,000,000 warrants to purchase our common stock, after giving effect to the Reverse Split as defined in Note 9, with an exercise price of $0.20 per share.

On January 27, 2012, we determined that the fair value of the derivative liability pertaining to the 2011 Convertible Notes was $1,593 based on the following weighted average variables:

Expected dividends	0%
Expected volatility	189.81%
Expected term	5 months
Risk free interest rate	0.07%

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

We recorded a gain of $28,244 during the year ended December 31, 2012, representing the net change in the fair value of the derivative liability pertaining to the 2011 Convertible Notes and, as the derivative liability is eliminated upon conversion, recorded the remaining $1,593 as additional paid in capital.

Note 9 – Commitments

We lease space for operations, sales, customer support and corporate purposes under lease agreements that expire at various dates through August 2015. The leases contain provisions requiring us to pay maintenance, property taxes and insurance. For the years ended December 31, 2012 and 2011, the aggregate rent expense for all operating leases was approximately $51,000 and $270,000, respectively. Future minimum commitments on the above agreements are as follows:

For the Year Ended December 31,
2013	$112,617
2014	123,225
2015	79,050
$314,892

Note 10 – Stockholders’ Equity (Deficit)

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

On March 9, 2011, 400,000 shares of our 2008 Series A PS were converted into 7,621 shares of our common stock.  As a result, there are no 2008 Series A PS outstanding at December 31, 2011.

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

During the first half of 2012, we sold an additional 1,361,000 shares of our 2011 Series A PS for gross proceeds of $1,361,000 ($1 per share) and converted $800,000 of our convertible notes payable into 1,600,000 shares of 2011 Series A PS (Note 7). In connection with the sale of the 2011 Series A PS, we incurred direct offering costs totaling $27,282. After the Reverse Split (as defined below), and without giving effect to certain blocker provisions limiting conversions, the 7,006,000 outstanding shares of 2011 Series A PS would convert into 35,030,000 shares, or approximately 86%, of our then outstanding common stock.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

At that time, we determined that the price protection feature on the 7,006,000 shares of 2011 Series A PS constituted a derivative liability and estimated the fair value of such liability to be $191,630 using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected dividends	0%
Expected volatility	190.40% - 191.75%
Expected term	5 years
Risk free interest rate	0.71% - 0.88%

We recorded the fair value of the liability of $191,630 as a preferred stock dividend since the price protection feature of the 2011 Series A PS represents a variable conversion feature.

As a result of our Reverse Split (as defined below) on June 8, 2012 and, subject to certain blocker agreements limiting the common stock ownership percentages of certain investors to 9.99% of the outstanding common stock, the 2011 Series A PS automatically converted into common stock. Accordingly, 5,356,000 shares of 2011 Series A PS were converted into 26,780,000 shares of our common stock. We reclassified $134,664 of derivative liability, representing the fair value of the 5,356,000 shares of 2011 Series A PS that converted, to additional paid in capital.

During 2012, shareholders converted an additional 1,472,094 shares of 2011 Series A PS into 7,360,470 shares of our common stock. Accordingly, we reclassified $1,992,934 of derivative liability, representing the fair value of the 1,472,094 shares of 2011 Series A PS that converted, to additional paid in capital.

On December 31, 2012, we determined that the fair value of the derivative liability pertaining to the 177,906 outstanding shares of 2011 Series A PS was $153,776 using the Black-Scholes option pricing model based on the following weighted average variables:

Expected dividends	0%
Expected volatility	209.62%
Expected term	4 years
Risk free interest rate	0.72%

We recorded a loss of $2,089,744, representing the net change in the fair value of the derivative liability pertaining to the 2011 Series A PS during the year ended December 31, 2012.

In March 2013, all outstanding shares of the 2011 Series A PS were converted into common stock (See Note 13).

Convertible Series B Preferred Stock

On August 3, 2010, our Board authorized the sale of up to $4,000,000 of Units in a private placement (the “August 2010 PP”), whereby each Unit consisted of 100,000 shares of Convertible Series B Preferred Stock (“2010 Series B PS”) and 47,633 warrants to purchase our common stock.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The 2010 Series B PS have:

(a)	Seniority to all classes of common and preferred stock existing or issued in the future;

(b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2010 Series B PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

(c)	A stated liquidation value of $1 per share, and a liquidation preference of the greater of $1 per share, or the amount that would be due if all 2010 Series B PS shares had been converted to common stock immediately prior to the liquidation event;

(d)	No stated dividends;

(e)	An option by the holder to convert each share into common shares at a rate of 0.9527 shares of common for each share of 2010 Series B PS;

(f)	Conversion price protection whereby if, in the twelve months following the date of the filing of the amended certificate of designation with the State of Delaware (August 16, 2010), we sell any stock for a price less than $0.02 per share, then the conversion price will be adjusted to reflect the lowest price for which the shares were sold;

During February 2011, we sold 0.65 Units, or 65,000 shares of 2010 Series B PS and 30,961 warrants to purchase our common stock, including 0.40 Units to the then Chairman of our Board of Directors, under the same terms as the August 2010 PP. There were no significant offering costs associated with this transaction.

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

The 30,961 common stock purchase warrants were exercisable at $3.15 per share for a period of three years. The fair value of the warrants was determined to be $24,934 based upon management assumptions using the Black-Scholes pricing model using the following assumptions:

Expected dividends	0%
Expected volatility	212.97%
Expected term	3 years
Risk free interest rate	0.82%

The net effect on equity was zero, as this adjustment only affected additional paid in capital.

During 2011, 382,500 shares of 2010 Series B PS were converted into 364,393 shares of our common stock.

On August 16, 2011, the beneficial conversion feature of the 2010 Series B PS expired.  We recorded a gain of $1,687,158 for the period from January 1, 2011 through August 16, 2011 representing the net change in the fair value of the derivative liability pertaining to the ratchet provision of the 2010 Series B PS.

In March 2013, 1,100,000 shares of the 2010 Series B PS were converted into common stock (See Notes 13).

Convertible Series C Preferred Stock

On March 25, 2011, our Board authorized the sale of up to 1,000,000 shares of Convertible Series C Preferred Stock (“2011 Series C PS”), with a par value of $0.0001 per share.  The 2011 Series C PS have:

(a)	Seniority to all classes of common stock and all preferred stock issued in the future with a liquidation preference senior to the common stock;

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

As discussed above, during February 2011, we sold 0.65 Units, or 65,000 shares of 2010 Series B PS and 30,961 warrants to purchase our common stock, including 0.40 Units to our then Chairman of our Board of Directors, under the same terms as the August 2010 PP.  In addition, we offered to lower the exercise price of all 1,433,158 common stock purchase warrants purchased under the 2010 Series B PS offering, including the 30,961 discussed above, to $0.79 per share from the original $3.15 per share if the shareholders exercised their warrants by mid-February 2011. Based on this offer, 1,373,617 warrants were exercised for gross proceeds of $1,081,406.  The shareholders received 720,938 shares of our Series C Preferred Stock, which were convertible into 1,373,617 shares of our common stock, subject to a 9.99% blocker which prevents the conversion of the Series C into common stock if such conversion would result in the shareholder beneficially owning over 9.99% of our outstanding common stock. In connection with this transaction, we paid direct offering costs totaling $16,676.

During 2011, 706,141 shares of 2011 Series C PS were converted into 1,345,425 shares of our common stock. On July 31, 2012, the remaining 14,797 outstanding shares of 2011 Series C PS were converted into 28,192 shares of common stock; therefore, there are no longer any shares of 2011 Series C PS that are outstanding at December 31, 2012.

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

In March 2013, 325,000 shares of the 2012 Series D PS were converted into common stock (See Note 13).

Common Stock

On June 8, 2012, our shareholders approved an amendment to our Certificate of Incorporation to effect a 1-for-52.4846 reverse stock split (the “Reverse Split”). Certain securities that were outstanding at the time of the Reverse Split were not subject to the Reverse Split including:

a)	our 2011 Series A PS;
b)	warrants to purchase our common stock that were issued in connection with our 2011 Series A PS; and
c)	shares and warrants issued to shareholders in connection with the conversion of our 2011 Convertible Notes;

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Shares Granted to Directors, Consultants and Employees

During December 2011, we issued 19,053 shares of our common stock, with a fair value of $5,000 based on the quoted closing price, to a vendor for services rendered. This amount was recorded as expense in the period the shares were granted.

During 2012, we granted 4,500,000 fully vested shares of common stock, having a fair value of $1,487,500 based on the quoted closing trading price of our common stock as of the grant date, to our current and former Chairmen of the Board. The shares were issued as compensation for service on our board of directors. We recorded $1,487,500 as compensation expense pertaining to this grant during the year ended December 31, 2012.

During 2012, we granted 1,660,000 fully vested shares of common stock, having a fair value of $610,400 based on the quoted closing trading price of our common stock as of the grant date, to third party consultants for services to be provided over a six month to one-year period. We recorded the amount as a prepaid expense and are amortizing the expense over the expected remaining service term. We recorded $579,950 during the year ended December 31, 2012 as compensation expense pertaining to this grant.

During December 2012, in connection with the 6,000,000 shares of restricted common stock granted to our Chief Executive Officer, 500,000 shares of the restricted common stock were vested and issued to him (see below).

Including the above grants, we recorded non-cash compensation expense of $2,140,947 and $174,913 for the years ended December 31, 2012 and 2011, respectively, pertaining to stock grants.

Common Stock Purchase Warrants

During the first quarter of 2011, 1,373,617 warrants were exercised for gross proceeds of $1,081,406.  The warrant holders received shares of our 2011 Series C PS, which, subject to blocking provisions for certain significant shareholders, were convertible into our common stock upon the increase of our authorized number of shares to 650 million shares. There were no significant offering costs associated with this transaction.

In January 2012, we granted 8,000,000 warrants to purchase our common stock to the holders of our Convertible Notes Payable (these warrants were not subject to the Reverse Split). The warrants have an exercise price of $0.20 and are exercisable for five years. The estimated fair value of these stock warrants on their date of grant was $43,042, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Expected dividends	0%
Expected volatility	189.81%
Expected term	5 years
Risk free interest rate	0.75%

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

Expected dividends	0%
Expected volatility	195.66%
Expected term	5 years
Risk free interest rate	1.06%

 The $25,000 value of these warrants was included in the calculation of our gain on the settlement of accounts payable during the year ended December 31, 2012.

There was no expense pertaining to warrants recorded during the year ended December 31, 2011.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

During the years ended December 31, 2012 and 2011, 188,150 warrants and 152,426 warrants with weighted average exercise prices of $16.24 and $23.29, respectively, expired unexercised.

The aggregate intrinsic value of the warrants at December 31, 2012 and 2011 was $0.

The following summarizes our warrant activity for the years ended December 31, 2012 and 2011:

	Series A Preferred Stock			Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2010	-	$-	-	1,758,015	$5.77	2.3
Granted	-	-		50,015	0.77
Exercised	-	-		(1,373,617)	0.79
Cancelled/Forfeited	-	-		(152,426)	23.29
Outstanding - December 31, 2011	-	$-	-	281,987	$12.96	1.1
Granted	25,000	0.20		8,125,000	0.20
Exercised	-	-		-	-
Cancelled/Forfeited	(25,000)	0.20		(188,150)	16.24
Outstanding - December 31, 2012	-	$-	-	8,218,837	$0.27	4.0

Exercisable - December 31, 2012	-	$-	-	8,218,837	$0.27	4.0

Stock Option Grants

During the second quarter of 2011, we granted 236,116 stock options to employees for future services. These options had a fair value of $256,046 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk free interest rate	3.26%
Expected dividends	0%
Expected volatility	272.67%
Expected term	10 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $1.10 per share over a ten-year term and have vesting periods of up to 4-years. We recorded $16,967 and $66,079 for years ended December 31, 2012 and 2011, respectively, as expense pertaining to this grant.

During the third quarter of 2011, we granted 3,810,642 stock options to employees, including 1,905,321 to our former Chief Executive Officer and 1,905,321 to our former Chief Financial Officer for future services. These options had a fair value of $2,600,000 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate	1.99%
Expected dividends	0%
Expected volatility	300.67%
Expected term	10 years
Expected forfeitures	0%

The options had an exercise price of $0.68 per share, a ten-year term and vested over a 4-year period. We recorded $189,583 for year ended December 31, 2011 as expense pertaining to this grant. In January 2012, the 3,810,642 options were cancelled, none of which were vested, and, accordingly in January 2012, we reversed $189,583 of expense recognized on the unvested options.

In addition, we lowered the exercise price on 658,045 stock options previously granted to our former Chief Executive Officer and our former Chief Financial Officer. Pursuant to ASC 718 and fair value accounting, we treated this as a modification of an award of equity instruments. These new options will continue to vest according to the terms of the original grants. The fair value of the replacement awards was $977 more than the fair value of the original awards. Accordingly, this amount is being amortized into expense over the remaining vesting periods. We used the Black-Scholes option-pricing model using following weighted average assumptions to calculate the fair value of the replacement awards:

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Risk free interest rate	0.89%
Expected dividends	0%
Expected volatility	300.67%
Expected term	3.81 years
Expected forfeitures	0%

During the fourth quarter of 2011, we granted 58,460 stock options to employees in connection with their separation from the Company. These options had a fair value of $24,546 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk free interest rate	2.05%
Expected dividends	0%
Expected volatility	341.50%
Expected term	10 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.42 per share over a ten-year term and were completely vested by December 31, 2011. We recorded $24,546 for year ended December 31, 2011 as expense pertaining to this grant.

During 2012, we granted 475,000 options to vendors for future services. The options are exercisable at a weighted average exercise price of $0.20 per share over a five to ten-year term. Of options granted, 75,000 options vested immediately upon grant, 150,000 options vest over a six-month period and 250,000 vest over a two-year period. We recorded $13,070 during the year ended December 31, 2012 as compensation expense pertaining to this grant. These options had an aggregate fair value of $48,935 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk free interest rate	0.67% - 1.67%
Expected dividends	0%
Expected volatility	194.68% - 207.45%
Expected term	5 – 10 years
Expected forfeitures	0%

During 2012, we granted 330,529 stock options to employees for future services. These options had a fair value of $65,441 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk free interest rate	0.83% - 1.91%
Expected dividends	0%
Expected volatility	196.04% - 204.98%
Expected term	5 – 10 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.20 per share over a five to ten-year term and vest over 4-years. We recorded $11,904 during the year ended December 31, 2012 as compensation expense pertaining to this grant.

During 2012, we granted 500,000 stock options, which were not subject to the Reverse Split, to our former Chief Operating Officer in connection with his separation from the Company. These options had a fair value of $3,150 using the Black-Scholes option-pricing model using the following assumptions:

Risk free interest rate	1.90%
Expected dividends	0%
Expected volatility	189.81%
Expected term	10 years
Expected forfeitures	0%

The options have an exercise price of $0.20 per share over a ten-year term and were completely vested at the time of the grant. We recorded $3,150 during the year ended December 31, 2012 as compensation expense pertaining to this grant.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

During 2012, we granted 4,135,000 stock options to members of our board of directors and our executive officers for future services. These options had an aggregate fair value of $1,289,250 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk free interest rate	0.60% - 0.69%
Expected dividends	0%
Expected volatility	204.30% - 205.26%
Expected term	5 years
Expected forfeitures	0%

The options are exercisable at a weighted average exercise price of $0.20 per share over a five-year term. Of the stock options granted, 1,035,000 vested immediately upon grant, 1,000,000 vest after one-year, and 2,100,000 vest over a four-year period. We recorded $543,948 during the year ended December 31, 2012 as compensation expense pertaining to this grant.

Including the above grants, we recorded non-cash compensation expense of $1,445,484 and $2,003,433 for the years ended December 31, 2012 and 2011, respectively.

 The following table summarizes our stock option activity for the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2011	5,554,065	$1.00	8.0	$-
Granted	5,440,529	0.20
Exercised	-	-
Forfeited or Canceled	(4,400,429)	0.89
Outstanding - December 31, 2012	6,594,165	$0.41	4.8	$-

Exercisable - December 31, 2012	2,637,685	$0.63	5.4	$-

The following table summarizes our stock option activity for non-vested options for the year ended December 31, 2012:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	4,693,738	$1.15
Granted	5,440,529
Vested	(2,061,586)
Forfeited or Canceled	(4,116,200)
Balance at December 31, 2012	3,956,481	$0.56

The weighted-average grant date fair value of options granted during the years ended December 31, 2012 and 2011 was $0.25 and $0.70, respectively. Total unamortized compensation expense related to stock options at December 31, 2012 amounted to $2,019,191 and is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Awards

On December 21, 2012, we granted 6,000,000 shares of restricted common shares to our Chief Executive Officer. Of these shares, 500,000 were fully vested on the date of grant and the remaining shares will vest in equal increments of 250,000 shares over a 22-month period, with the first vesting date being January 10, 2013, subject to continued employment on each applicable vesting date. The fair value of the common stock at the date of grant was $0.12 per share based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounted to $720,000, which will be recognized as compensation expense over the vesting period. We recorded $60,000 of compensation expense during the year ended December 31, 2012 with respect to this award. Total unrecognized compensation expense related to unvested stock awards at December 31, 2012 amounts to $660,000 and is expected to be recognized over a weighted average period of 1.8 years.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

A summary of the restricted stock award activity for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual term	Aggregate Intrinsic Value

Unvested Outstanding at January 1, 2012	-	$-	-
Granted	6,000,000	0.12	1.8
Vested	(500,000)	0.12	1.8
Unvested Outstanding at December 31, 2012	5,500,000	$0.12	1.8	$330,000

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

The domestic and foreign components of our consolidated net pre-tax loss from operations for the respective periods are as follows:

	Year ended December 31,
	2012	2011
Domestic loss	$(8,849,000)	$(3,373,000)
Foreign income (loss)	—	(1,005,000
Consolidated Net loss before income tax expense	$(8,849,000)	$(4,378,000)

The valuation allowance at December 31, 2011 was approximately $7,134,000. The net change in valuation allowance during the year ended December 31, 2012 was an increase of approximately $2,234,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2012.

We are subject to examination by federal and state taxing authorities for the 2008 and subsequent tax years. We have a net operating loss carryforward totaling approximately $19,785,000 at December 31, 2012, expiring through 2032. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are approximately as follows:

Significant deferred tax assets are as follows:

	December 31,
	2012	2011
Current deferred tax assets:
Discount on Convertible Notes	$—	$(150,000)
Accrued Expenses	119,000	2,000
Allowance for Doubtful Accounts	38,000	—
Subtotal current deferred tax asset (liability)	$157,000	$(148,000)

Non-current deferred tax assets and liabilities:
Intangible Assets	$29,000	$122,000
Fixed Assets	(112,000)	(120,000)
Stock Options	1,972,000	1,428,000
Net operating loss carryover	7,322,000	5,852,000
Subtotal non-current deferred tax asset	9,211,000	7,282,000

Current deferred tax asset (liability)	$157,000	$(148,000)
Non-current deferred tax asset	9,211,000	7,282,000
Total deferred tax asset	$9,368,000	$7,134,000
Less: valuation allowance	(9,368,000)	(7,134,000)
Net deferred tax assets	$—	$—

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The actual tax expense (benefit) differs from the expected tax expense (benefit) for the years ended December 31, 2012 and 2011 (computed by applying the U.S. Federal Corporate income tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	December 31,
	2012	2011

Expected tax expense (benefit) - federal	$(3,009,000)	$(1,508,000)
Expected tax expense (benefit) - state	(321,000)	(161,000)
Foreign rate differential	—	(11,000)
Change in fair value of derivative liability - embedded conversion feature	776,000	(922,000)
Meals & entertainment	1,000	2,000
All other	—	(161,000)
Change in Valuation Allowance	2,553,000	2,761,000
Actual tax expense	$—	$—

Note 12 – Related Party Transactions

Refinery

On June 1, 2008, we entered into a five-year agreement (“Service Agreement”) with Republic Metals Corporation, (the “Refinery”), whereby we agreed to sell all of our precious metals in the United States exclusively to the Refinery and the Refinery agreed to refrain from entering into a relationship with any third party that is similar to our relationship with them. As consideration for this agreement, we issued to the Refinery 60,725 (as retroactively restated to take into account the effects of the recapitalization and Reverse Split) fully vested shares of our common stock valued at $1,230,000.

We ascribed $938,135 to prepaid refining services and $291,865 to a non-compete agreement. During the year ended December 31, 2011, we recorded $140,720 as cost of sales for the amortization of prepaid refining services and $43,780 as amortization expense for the amortization of the non-compete agreement.

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

We did not have significant marketing expenses pertaining to this vendor during the year ended December 31, 2012. During the year ended December 31, 2011, we recorded $230,462 of marketing expense pertaining to this vendor.

usell.com, Inc. and Subsidiaries

(Formerly known as Upstream Worldwide, Inc.)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 13 – Subsequent Events

In March 2013, the Company amended the conversion rights on its outstanding 2012 Series D PS giving its holders the option to convert their 2012 Series D PS shares at their discretion. Prior to this amendment, the 2012 Series D PS shares were convertible upon a change of control event or a liquidation event. Subsequently, holders of 325,000 shares of 2012 Series D PS holders elected to convert their 2012 Series D PS into 16,250,000 shares of common stock, at a conversion rate of 50 common shares for each share of 2012 Series D PS. As a result of the conversion of the 325,000 shares of 2012 Series D PS shares, all of the outstanding 177,906 shares of 2011 Series A PS shares automatically converted (as a result of no longer being subject to a 9.99% conversion blocker) into 889,530 shares of common stock, at a conversion rate of 5 common shares for each share of 2011 Series A PS.

In February 2013, the Company granted Sergio Zyman 3.5 million shares of common stock for service as Chief Executive Officer.

In March 2013, holders of 1,100,000 shares of 2010 Series B PS converted their shares into 1,047,966 shares of common stock, at a conversion rate of .9527 common shares for each share of 2010 Series B PS.

