Form 10-Q
period 2013-03-31
usell.com, Inc.
filed 2013-05-10
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-50494

usell.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0412432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 East 33rd Street, Suite 1101 New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 213-6805

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2013
Common Stock, $0.0001 par value per share	69,580,870 shares

usell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

usell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$942,435	$1,604,587
Accounts receivable - net	147,790	154,750
Prepaid expenses and other current assets	127,105	88,705
Total Current Assets	1,217,330	1,848,042

Property and Equipment - net	649,091	628,437

Other Assets:
Intangible assets - net	1,389	2,222
Other assets	34,875	34,875
Total Other Assets	36,264	37,097

Total Assets	$1,902,685	$2,513,576

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$674,170	$634,083
Accrued expenses	591,163	553,749
Deferred revenue	16,143	2,309
Derivative liability	-	153,776
Total Current Liabilities	1,281,476	1,343,917

Stockholders' Equity:
Convertible Series A preferred stock, ($0.0001 par value, 10,000,000 shares authorized, 0 and 177,906 shares issued and outstanding, respectively)	-	18
Convertible Series B preferred stock, ($0.0001 value per share, 4,000,000 shares authorized, 976,250 and 2,076,250 shares issued and outstanding, respectively) Liquidation preference $976,250 and $2,076,250, respectively	98	208
Series D preferred stock, ($0.0001 value per share, 350,000 shares authorized, 25,000 and 350,000 shares issued and outstanding, respectively) Liquidation preference $250,000 and $3,500,000, respectively	3	35
Common stock, ($0.0001 par value, 650,000,000 shares authorized, 74,330,870 and 52,646,233 shares issued, respectively, and 69,580,870 and 47,146,233 shares outstanding, respectively)	6,959	4,715
Additional paid in capital	42,668,077	41,655,960
Accumulated deficit	(42,053,928)	(40,491,277)
Total Stockholders' Equity	621,209	1,169,659

Total Liabilities and Stockholders' Equity	$1,902,685	$2,513,576

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$1,046,398	$244,607

Costs and Expenses
Cost of revenue	81,606	27,675
Sales and marketing expenses	871,640	327,770
General and administrative expenses	1,704,319	670,152
Total operating expenses	2,657,565	1,025,597
Loss from Operations	(1,611,167)	(780,990)

Other Income (Expense):
Interest income	659	-
Interest expense	(19)	(396,783)
Gain on settlements of accounts payable	-	175,666
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock	47,876	(127,022)
Change in fair value of derivative liability - convertible notes payable	-	14,329
Total Other Income (Expense) - Net	48,516	(333,810)
Net Loss	$(1,562,651)	$(1,114,800)

Net loss per common share - basic and diluted	$(0.03)	$(0.19)

Weighted average number of common shares outstanding during the period - basic and diluted	54,845,274	5,790,352

Comprehensive Loss:
Net loss	$(1,562,651)	$(1,114,800)
Comprehensive Loss	$(1,562,651)	$(1,114,800)

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,562,651)	$(1,114,800)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	69,075	7,318
Stock based compensation expense	938,751	90,065
Amortization of debt issue costs into interest expense	-	2,858
Amortization of debt discount into interest expense	-	395,470
Gain on settlement of accounts payable	-	(175,666)
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	(47,876)	127,022
Change in fair value of derivative liability - convertible notes payable	-	(14,329)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	6,960	(19,784)
Inventory	-	16,876
Prepaid and other current assets	(68,850)	(3,011)
Increase (decrease) in:
Accounts payable	40,087	(330,493)
Accrued expenses	37,414	24,099
Deferred revenues	13,834	-
Net Cash and Cash Equivalents Used In Operating Activities	(573,256)	(994,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to purchase property and equipment	(88,896)	(42,139)
Net Cash and Cash Equivalents Used In Investing Activities	(88,896)	(42,139)

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments toward note payable	-	(35,000)
Proceeds from sale of convertible Series A preferred stock	-	3,261,000
Cash paid for direct offering costs of Series A preferred stock	-	(6,509)
Net Cash and Cash Equivalents Provided By Financing Activities	-	3,219,491

Net (Decrease) Increase in Cash and Cash Equivalents	(662,152)	2,182,977
Cash and Cash Equivalents - Beginning of Period	1,604,587	1,791,623

Cash and Cash Equivalents - End of Period	$942,435	$3,974,600

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability arising from convertible Series A preferred stock	$-	$220,746
Derivative liability reclassified to Additional Paid in Capital upon conversion of Series A preferred stock	$105,900	$-
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$-	$15,508
Accrued interest on Convertible Notes Payable reclassified to Additional Paid in Capital	$-	$1,770
Sale of stock for subscriptions receivable	$-	$50,000
Conversion of Series A preferred stock into common stock	$18	$-
Conversion of Series B preferred stock into common stock	$110	$-
Conversion of Series D preferred stock into common stock	$32	$-

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

Note 1 - Organization and Business

usell.com, Inc., through our wholly-owned subsidiaries (collectively, “usell,” “Company,” “we,” “us,” and/or “our”), helps individuals (“Consumers”) monetize household items, such as small consumer electronics, that they are no longer using.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $1,563,000 and net cash and cash equivalents used in operations of approximately $573,000 for the three months ended March 31, 2013. The Company has an accumulated deficit of approximately $42,054,000 and a working capital deficit of approximately $64,000 at March 31, 2013. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on management's plans, which include further implementation of its business plan and continuing to raise funds through debt and/or equity raises.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Significant Accounting Policies

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2012 and 2011. The financial information as of December 31, 2012 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012.  The interim results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of uSell and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets at liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institution. At times, our cash may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On March 31, 2013 and December 31, 2012, our deposits exceeded the FDIC limit by approximately $757,000 and $1.4 million, respectively.

Accounts Receivable

Accounts receivable represent obligations from our customers. We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. Our allowance for doubtful accounts was $100,299 at March 31, 2013 and December 31, 2012.

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

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2013

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

Until January 2013, all our partners paid similar fees per referral. The Company received a higher fee for premium electronics, such as smartphones and iphones, and a lower fee for non-premium electronics.

Beginning in January 2013, we changed our fee structure with our partners. Our partners now pay fees based on the demand for the individual item which the Consumer is seeking to sell. Fees are no longer based on the value of the item sold. All other terms of our agreements with our partners remained the same.

Fulfillment Revenue

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

Cost of Revenue

Our cost of revenue pertaining to Consumer Electronics Referral revenue consists primarily of costs to maintain our website, including depreciation expense on technology platform software.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $837,847 and $285,169 for the three months ended March 31, 2013 and 2012, respectively.

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

Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. On June 8, 2012, our shareholders approved an amendment to our Certificate of Incorporation to effect a 1-for-52.4846 Reverse Split. All prior year share and per share amounts have been restated to reflect the Reverse Split.

The computation of basic and diluted loss per share at March 31, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Three Months Ended March 31,
	2013	2012
Convertible Series A Preferred Stock	-	34,780,000
Convertible Series B Preferred Stock	930,035	2,501,924
Convertible Series C Preferred Stock	-	28,192
Convertible Series D Preferred Stock	1,250,000	-
Unvested restricted stock	4,750,000	-
Stock Warrants	8,203,594	553,697
Stock Options	7,178,186	1,362,011
	22,311,815	39,225,824

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

In August 2011, the Florida Attorney General (the “AG”) initiated an official investigation into whether or not we engaged in unfair trade practices in violation of its “Little FTC Act.”  The investigation was due to consumer complaints.  We generally relied on third parties to handle the products we sold, the Refinery for precious metals and ReCellular for phones and smart phones.  Under Florida law, the remedies included actual damages, civil penalties, and attorneys’ fees.  We provided a comprehensive response to the AG demonstrating that we acted properly. In April 2012, we met with the AG to discuss the matter and address their concerns. The AG submitted a proposed settlement in which the Company would reimburse the AG $20,000 for the costs of the investigation. In March 2013, we entered into a Settlement Agreement with the AG, pursuant to which we agreed to reimburse the AG $20,000 for investigative costs and My Gold Envelope, Inc., our subsidiary, agreed not to engage in the precious metals business. The Company paid the amount owed to the AG during the quarter ended March 31, 2013.

Customer Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended March 31,		Percentage of Accounts Receivable at
	2013	2012	March 31, 2013	December 31, 2012
Customer A	22%	-	19%	13%
Customer B	20%	14%	17%	9%
Customer C	11%	-	10%	5%
Customer D	-	33%	25%	26%
Customer E	-	18%	-	6%
Customer F	-	12%	-	10%
Customer G	-	-	13%	13%

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had a material impact on our unaudited condensed consolidated financial statements.

Note 4 - Fair Value

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

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At March 31, 2013		At December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$-	$-	$-	$-
Level 2
None	-	-	-	-
Level 3
Derivative liability	-	-	-	153,776
	$-	$-	$-	$153,776

The following table reflects the change in fair value of our derivative liabilities for the three months ended March 31, 2013:

	Assets	Liabilities

Balance at beginning of period	$-	$153,776
Change in value of derivative liability - Series A preferred stock	-	(47,876)
Reclassification of beneficial conversion feature to additional paid in capital - Series A preferred stock	-	(105,900)
Balance at end of period	$-	$-

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

Note 5 - Stockholders’ Equity (Deficit)

Convertible Series A Preferred Stock

On November 18, 2011, our Board authorized the sale of up to 10,000,000 shares of Convertible Series A Preferred Stock (“2011 Series A PS”), with a par value of $0.0001 per share.  The 2011 Series A PS have:

a)	Seniority and a liquidation preference over all classes of common stock, but subordinate to our Series B Preferred Stock and Series C Preferred Stock;

b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2011 Series A PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

c)	A stated liquidation value of $1 per share;

d)	No stated dividends; and

e)	Automatic conversion (subject to blocking provisions for certain significant shareholders) into common shares upon the consummation of the 1-for-52.4846 reverse stock split effected on June 8, 2012 at a rate of five common shares for each share of 2011 Series A PS. Shares of the 2011 Series A PS were not subject to the Reverse Split.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

During March 2013, as a result of the conversion of our 2012 Series D PS (discussed below), all of the outstanding 177,906 shares of our Convertible Series A Preferred Stock (“2011 Series A PS”) automatically converted (as a result of no longer being subject to a 9.99% conversion blocker) into 889,530 shares of our common stock, at a conversion rate of 5 common shares for each share of Series 2011 A PS. Accordingly, we reclassified $105,900 of derivative liability, representing the fair value of the 177,906 shares of 2011 Series A PS immediately prior to the conversion, to additional paid in capital, and recorded a gain of $47,876, for the remaining derivative liability pertaining to the 2011 Series A PS during the three months ended March 31, 2013.

We determined that the fair value of the derivative liability pertaining to the 177,906 shares of 2011 Series A PS immediately prior to the conversion was $105,900 using the Black-Scholes option pricing model based on the following weighted average variables:

Expected dividends	0%
Expected volatility	214.26%
Expected term	4 years
Risk free interest rate	0.81%

Convertible Series B Preferred Stock

On August 3, 2010, our Board authorized the sale of up to $4,000,000 of Units in a private placement (the “August 2010 PP”), whereby each Unit consisted of 100,000 shares of Convertible Series B Preferred Stock (“2010 Series B PS”) and 47,633 warrants to purchase our common stock.

The 2010 Series B PS have:

(a)	Seniority to all classes of common and preferred stock existing or issued in the future;

(b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2010 Series B PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;

(c)	A stated liquidation value of $1 per share, and a liquidation preference of the greater of $1 per share, or the amount that would be due if all 2010 Series B PS shares had been converted to common stock immediately prior to the liquidation event;

(d)	No stated dividends;

(e)	An option by the holder to convert each share into common shares at a rate of 0.9527 shares of common for each share of 2010 Series B PS;

(f)	Conversion price protection whereby if, in the twelve months following the date of the filing of the amended certificate of designation with the State of Delaware (August 16, 2010), we sell any stock for a price less than $0.02 per share, then the conversion price will be adjusted to reflect the lowest price for which the shares were sold.

In March 2013, holders of 1,100,000 shares of our Convertible Series B Preferred Stock (“2010 Series B PS”) converted their shares into 1,047,966 shares of common stock, at a conversion rate of .9527 common shares for each share of 2010 Series B PS.

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

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

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

Shares Granted to Directors, Consultants and Employees

During February 2013, we granted 3,500,000 fully vested shares of common stock, having a fair value of $437,500 based on the quoted closing trading price of our common stock as of the grant date, to our Chief Executive Officer. We recorded $437,500 as compensation expense pertaining to this grant during the three months ended March 31, 2013.

Including the above grant, we recorded non-cash compensation expense of $557,950 and $12,478 for the three months ended March 31, 2013 and 2012, respectively, pertaining to stock grants.

Warrants

The following summarizes our warrant activity for the three months ended March 31, 2013:

	Series A Preferred Stock			Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2011	-	$-	-	281,987	$12.96	1.1
Granted	25,000	0.20		8,125,000	0.20
Exercised	-	-		-	-
Cancelled/Forfeited	(25,000)	0.20		(188,150)	16.24
Outstanding - December 31, 2012	-	$-	-	8,218,837	$0.27	4.0
Granted	-	-		-	-
Exercised	-	-		-	-
Cancelled/Forfeited	-	-		(15,243)	26.24
Outstanding - March 31, 2013	-	$-	-	8,203,594	$0.22	3.8

Exercisable - March 31, 2013	-	$-	-	8,203,594	$0.22	3.8

The aggregate intrinsic value of the warrants at March 31, 2013 and December 31, 2012 was $0. There was no expense pertaining to warrants recorded during the three months ended March 31, 2013.

Stock Option Grants

During the first quarter of 2013, we granted 600,000 stock options to employees for future services. The options are exercisable at an exercise price of $0.20 per share over a five-year term and vest over 4 years. These options had a fair value of $82,399 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.85%
Expected dividend yield	0%
Expected volatility	214.25-214.78%
Expected life	5 years
Expected forfeitures	0%

We recorded $3,433 during the three months ended March 31, 2013 as compensation expense pertaining to this grant.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

Including the above grants, we recorded non-cash compensation expense of $380,801 and $77,587 for the three months ended March 31, 2013 and 2012, respectively, pertaining to stock option grants.

The following table summarizes our stock option activity for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2012	6,594,165	$0.41	4.8	$-
Granted	600,000	0.20
Exercised	-	-
Forfeited or Canceled	(15,979)	0.51
Outstanding - March 31, 2013	7,178,186	$0.39	4.6	$-

Exercisable - March 31, 2013	2,716,960	$0.63	5.1	$-

The following table summarizes our stock option activity for non-vested options for the three months ended March 31, 2013:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	3,956,481	$0.56
Granted	600,000
Vested	(79,276)
Forfeited or Canceled	(15,979)
Balance at March 31, 2013	4,461,226	$0.45

Restricted Stock Awards

On December 21, 2012, we granted 6,000,000 shares of restricted common shares to our Chief Executive Officer. Of these shares, 500,000 were fully vested on the date of grant and the remaining shares will vest in equal increments of 250,000 shares over a 22-month period, with the first vesting date being January 10, 2013, subject to continued employment on each applicable vesting date. The fair value of the common stock at the date of grant was $0.12 per share based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounted to $720,000, which will be recognized as compensation expense over the vesting period. We recorded $90,000 of compensation expense during the three months ended March 31, 2013 with respect to this award. Total unrecognized compensation expense related to unvested stock awards at March 31, 2013 amounts to $570,000 and is expected to be recognized over a weighted average period of 1.5 years.

A summary of the restricted stock award activity for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual term	Aggregate Intrinsic Value

Unvested Outstanding at December 31, 2012	5,500,000	$0.12	1.8	$330,000
Granted	-	-	-
Vested	(750,000)	0.12	1.5
Unvested Outstanding at March 31, 2013	4,750,000	$0.12	1.5	$190,000

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

Company Overview

usell.com, Inc. (“usell”) is a technology based company focused on creating an online marketplace where consumers interested in selling small consumer electronics that they are no longer using can:

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

When a consumer visits our website and accepts an offer from one of our partners, we receive a fee. We receive this fee regardless of whether the consumer ultimately sends in the device. Until January 2013, all our partners paid similar fees per referral. The Company received a higher fee for premium electronics, such as smartphones and iphones, and a lower fee for non-premium electronics. Beginning in January 2013, we changed our fee structure with our partners. Our partners now pay fees based on the demand for the individual item which the consumer is seeking to sell. Fees are no longer based on the value of the item sold. The Company does not believe that this will have a material effect on revenues.

Our corporate headquarters are located at 33 East 33rd Street, New York, New York 10016 and our phone number is (212) 213-6805. Our website can be found at www.usell.com . The information on our website is not incorporated in this report.

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

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 3 of our unaudited interim condensed consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. There have been no material changes to our Critical Accounting Policies during the period covered by this report.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Three Months Ended March 31,		Change	Change
	2013	2012	(Dollars)	(Percentage)
Revenue	$1,046,398	$244,607	$801,791	328%
Cost of Revenue	81,606	27,675	53,931	195%
Gross Profit	964,792	216,932	747,860	345%
Sales and Marketing	871,640	327,770	543,870	166%
General and Administrative	1,704,319	670,152	1,034,167	154%
Operating Loss	(1,611,167)	(780,990)	(830,177)	106%
Other (Expense) Income	48,516	(333,810)	382,326	-115%
Net Loss	$(1,562,651)	$(1,114,800)	$(447,851)	40%

Revenue by Type

The following table breaks down our revenue by type:

	For the Three Months Ended March 31,
	2013		2012
Consumer Electronics Referrals	$1,012,058	97%	229,418	94%
Precious Metals	-	0%	11,000	4%
Fulfillment Revenue	25,943	2%	-	0%
Other	8,397	1%	4,189	1%
	$1,046,398	100%	$244,607	100%

Comparison of Revenue and Sales and Marketing Spend

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	For the Three Months Ended March 31,
	2013	2012
Revenue	1,046,398	244,607
Sales and Marketing Expenses	871,640	327,770
Percentage of Revenue	83%	134%

As we increase our sales and marketing expenses, our revenues increase which demonstrates a strong correlation between revenue and our spending on advertising and marketing. Comparison of revenue, cost of revenue and the resulting gross margins for the three months ended March 31, 2013 to the same period in 2012 highlights the effects of the changes to our business over the last year. During 2013, our revenue was generated primarily by earning fees for providing our partners with consumers, which normally generate a higher gross profit margin. During 2012, a portion of our revenue was generated from selling precious metals, which had a lower gross profit margin.

Cost of Revenue

Our cost of revenue for generating leads for our partners consists primarily of costs to access and maintain our website, as well as amortization expense on our technology platform software.

Sales and Marketing Expenses

Our sales and marketing expenditures represent one of our most significant costs, amounting to 83% and 134% of revenue for the three months ended March 31, 2013 and 2012, respectively. We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract consumers to our website. Our sales and marketing costs include production costs to produce and edit advertisements as well as the costs to run them. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness based on a variety of metrics, including response rates, conversion rates and average revenue statistics. During 2012, our advertising and marketing costs exceeded our revenue as we incurred significant production costs to generate advertisements promoting our new online marketplace and optimized the placement of those advertisements. We have seen improvement in the return on our advertising and marketing expenses through 2013, as evidenced by the decline in total sales and marketing costs as a percentage of revenue as noted in the above table, “Comparison of Revenue and Sales and Marketing Spend.” Factors such as the time of year and significant local or nationally televised events can influence the effectiveness of our advertising campaigns. Our marketing spending will vary during 2013 as we add new partners and increase our conversion rates. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the buyers on our site; this will allow us to increase our marketing spend and, accordingly, increase our revenues.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. Our general and administrative expenses for the three months ended March 31, 2013 were impacted by non-cash compensation expense pertaining to share grants and option grants for services. Excluding non-cash compensation expense, our general and administrative expenses for 2013, as compared to 2012, increased as we began to invest in our infrastructure by increasing our headcount to support our business model. By the same token, we are continuing to seek out ways to reduce our other overhead costs by consolidating our New York and Florida offices, and reducing other expenses, such as travel, wherever practical.

Other Income (Expenses)

Other income (expense) during the three months ended March 31, 2013 was primarily attributable to the change in the market value of the derivative liability pertaining to our 2011 Series A preferred stock (“2011 Series A”). The derivative liability related to the price protection provided to investors in the 2011 Series A offering. In March 2013, all 177,906 shares of outstanding 2011 Series A were converted into common stock.

Other income expense during the three months ended March 31, 2012 was attributable to interest expense associated with our 2011 Convertible Notes and the change in the market value of the derivative liability pertaining to our 2011 Series A, partially offset by a gain on the settlement of certain accounts payable.

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

Cash Flows from Operating Activities

We used $573,000 in operating activities during the three months ended March 31, 2013, a decrease from $994,000 used in operating activities during the three months ended March 31, 2012. Our net loss of approximately $1.6 million was mainly offset by $939,000 of stock-based compensation. In 2012 we had a lower net loss, which was impacted by a gain on the settlement of certain accounts payable and offset by amortization of our debt discount and the non-cash charge related to the change in our derivative liability. The significant components which affect our working capital are revenues derived from the leads to our partners, capital raised in private offerings, offset by marketing expenses, expenses spent on our technology infrastructure and public company expenses including audit and legal expenses.

Cash Flows from Investing Activities

During the first quarter of 2013, we used $89,000 of net cash to purchase property and equipment while in 2012 we used $42,000 to acquire property and equipment. We currently do not have any capital obligations or commitments that will require a significant amount of capital.

Cash Flows from Financing Activities

We did not generate any proceeds or use in any cash in financing activities during the quarter ended March 31, 2013. During the quarter ended March 31, 2012, our financing activities generated $3.2 million in net proceeds, mainly comprised of proceeds from the sale of our 2011 Series A, partially offset by the repayment of an outstanding note payable to an investor.

Liquidity and Going Concern

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to March 31, 2013. We anticipate that we will continue to generate losses from operations in the near future. If necessary, we will reduce operating expenses other than marketing and advertising expenses. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the number of buyers on our site; which will allow us to increase our marketing spend and, accordingly, increase our revenues.

We expect that we have enough cash to sustain operations at present level for approximately six months. To meet our working capital needs as our business and revenues expand. We are considering a convertible debt financing and have initiated discussions with some present shareholders. It has become increasingly difficult for micro cap companies like us to raise capital. There can be no assurance we will be successful in sustaining our working capital needs.

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

The ability of the Company to continue as a going concern is dependent on management's plans, which include further implementation of its business plan and continuing to raise funds through debt and/or equity raises.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include providing consumers with a sufficient number of partners that furnish offers on our sites, the effectiveness of our advertising campaigns and the willingness of people to use us to help them monetize and recycle their small consumer electronic items. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position. Other than described below, there were no material changes during the first quarter to any pending legal proceedings previously reported.

In March 2013, we entered into a Settlement Agreement with the Florida Attorney General. In connection with the Settlement Agreement, we reimbursed the Attorney General $20,000 for investigative costs and MGE, our subsidiary, agreed not to engage in the precious metals business.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In addition to those unregistered securities previously disclosed in filings with the SEC, we have sold securities which are not registered under the Securities Act of 1933 (the “Act”), as described below.

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Series B Holders (1)	March 5, 2013	1,047,966 shares of common stock	Conversion of 1,100,000 shares of Series B Preferred Stock
Series A Holder (1)	March 6, 2013	889,530 shares of common stock	Conversion of 177,906 shares of Series A Preferred Stock

(1)	Exempt under Section 3(a)(9) of the Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

usell.com, Inc.

May 10, 2013	/s/ Sergio Zyman
Sergio Zyman
Chief Executive Officer (Principal Executive Officer)

May 10, 2013	/s/ Jennifer Calabrese
Jennifer Calabrese
Executive Vice President of Finance (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.1
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Rights	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1	6/24/10	3.8
3.9	Certificate of Amendment – Increase in Capital	10-Q	8/15/11	3.12
3.10	Certificate of Amendment – Reverse Split	8-K	6/11/12	3.1
3.11	Certificate of Amendment – usell.com, Inc.	10-Q	8/13/12	3.11
3.12	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.13	Certificate of Designation – Series C	10-K	3/31/11	3.10
3.14	Second Amended and Restated Certificate of Designation– Series D	8-K	3/1/2013	3.1
3.15	Second Amended and Restated Bylaws	S-1	9/21/2012	3.16
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished

101.INS	XBRL Instance Document				**

101.SCH	XBRL Taxonomy Extension Schema Document				**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

**Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 33 East 33rd Street, Suite 1101, New York, New York 10016.

