Form 10-Q
period 2013-06-30
usell.com, Inc.
filed 2013-08-14
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2013
Common Stock, $0.0001 par value per share	75,870,870 shares

usell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

usell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$221,691	$1,604,587
Accounts receivable - net	180,885	154,481
Other receivables	4,563	269
Prepaid expenses and other current assets	162,049	88,705
Total Current Assets	569,188	1,848,042

Property and Equipment - net	646,086	628,437

Other Assets:
Intangible assets - net	555	2,222
Other assets	25,875	34,875
Total Other Assets	26,430	37,097

Total Assets	$1,241,704	$2,513,576

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$692,600	$634,083
Accrued expenses	542,783	553,749
Deferred revenue	24,043	2,309
Derivative liability	-	153,776
Total Current Liabilities	1,259,426	1,343,917

Stockholders' Equity:
Convertible Series A preferred stock, ($0.0001 par value per share, 10,000,000 shares authorized, 0 and 177,906 shares issued and outstanding, respectively)	-	18
Convertible Series B preferred stock, ($0.0001 par value per share, 4,000,000 shares authorized, 976,250 and 2,076,250 shares issued and outstanding, respectively) Liquidation preference $976,250 and $2,076,250, respectively	98	208
Series D preferred stock, ($0.0001 par value per share, 350,000 shares authorized, 0 and 350,000 shares issued and outstanding, respectively) Liquidation preference $0 and $3,500,000, respectively	-	35
Common stock, ($0.0001 par value per share, 650,000,000 shares authorized, 75,870,870 and 52,646,233 shares issued, respectively, and 71,668,370 and 47,146,233 shares outstanding, respectively)	7,168	4,715
Additional paid in capital	43,160,048	41,655,960
Accumulated deficit	(43,185,036)	(40,491,277)
Total Stockholders' Equity	(17,722)	1,169,659

Total Liabilities and Stockholders' Equity	$1,241,704	$2,513,576

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$1,224,340	$591,432	$2,270,738	$836,039

Costs and Expenses
Cost of revenue	89,558	47,592	171,164	78,916
Sales and marketing expenses	1,083,436	680,260	1,955,076	1,008,030
General and administrative expenses	1,187,288	1,835,665	2,891,607	2,502,168
Total operating expenses	2,360,282	2,563,517	5,017,847	3,589,114
Loss from Operations	(1,135,942)	(1,972,085)	(2,747,109)	(2,753,075)

Other Income (Expense):
Interest income	566	4,055	1,225	4,055
Interest expense	(504)	(1,942)	(523)	(398,725)
Gain on settlements of accounts payable	4,772	3,113	4,772	178,779
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock	-	(4,183,126)	47,876	(4,310,148)
Change in fair value of derivative liability - convertible notes payable	-	-	-	14,329
Total Other Income (Expense) - Net	4,834	(4,177,900)	53,350	(4,511,710)
Net Loss	$(1,131,108)	$(6,149,985)	$(2,693,759)	$(7,264,785)

Net loss per common share - basic and diluted	$(0.02)	$(0.47)	$(0.04)	$(0.77)

Weighted average number of common shares outstanding during the period - basic and diluted	70,235,705	13,149,571	62,583,005	9,469,919

Comprehensive Loss:
Net loss	$(1,131,108)	$(6,149,985)	$(2,693,759)	$(7,264,785)
Comprehensive Loss	$(1,131,108)	$(6,149,985)	$(2,693,759)	$(7,264,785)

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,693,759)	$(7,264,785)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	144,667	44,756
Recovery of bad debt	(20,299)	-
Stock based compensation expense	1,419,678	1,303,301
Amortization of debt issue costs into interest expense	-	2,858
Amortization of debt discount into interest expense	-	395,470
Lease termination expense	9,000	-
Gain on settlement of accounts payable	(4,772)	(178,779)
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	(47,876)	4,310,148
Change in fair value of derivative liability - convertible notes payable	-	(14,329)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(33,404)	(106,775)
Other receivables	23,005	-
Inventory	-	16,876
Prepaid and other current assets	(92,544)	(16,231)
Increase (decrease) in:
Accounts payable	63,289	(340,390)
Accrued expenses	(10,964)	4,583
Deferred revenues	21,734	-
Net Cash and Cash Equivalents Used In Operating Activities	(1,222,245)	(1,843,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to purchase property and equipment	(160,651)	(111,154)
Net Cash and Cash Equivalents Used In Investing Activities	(160,651)	(111,154)

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments toward note payable	-	(35,000)
Proceeds from sale of convertible Series A preferred stock	-	3,361,000
Cash paid for direct offering costs of Series A preferred stock	-	(6,713)
Net Cash and Cash Equivalents Provided By Financing Activities	-	3,319,287

Net (Decrease) Increase in Cash and Cash Equivalents	(1,382,896)	1,364,836
Cash and Cash Equivalents - Beginning of Period	1,604,587	1,791,623

Cash and Cash Equivalents - End of Period	$221,691	$3,156,459

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability reclassified to Additional Paid in Capital upon conversion of Series A preferred stock	$105,900	$160,693
Common stock issued for services	$13,500	$365,400
Equipment acquired through issuance of Series D Preferred Stock in connection with acquisition - related party	$-	$500,000
Derivative liability arising from convertible Series A preferred stock	$-	$220,746
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$-	$15,508
Accrued interest on Convertible Notes Payable reclassified to Additional Paid in Capital	$-	$1,770
Sale of stock for subscriptions receivable	$-	$50,000
Conversion of Series A preferred stock into common stock	$18	$-
Conversion of Series B preferred stock into common stock	$110	$-
Conversion of Series D preferred stock into common stock	$35	$-

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

Note 1 - Organization and Business

usell.com, Inc., through our wholly-owned subsidiaries (collectively, “usell,” “Company,” “we,” “us,” and/or “our”), helps individuals (“Consumers”) monetize household items, such as small consumer electronics, that they are no longer using.

From the inception of our business in 2008 through 2010, substantially all of our revenue came from the procurement, aggregation and resale of precious metals. In mid-2010, we diversified our business by introducing a service, similar to our precious metals business, for cellular phones. We stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011.  By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly, although through the end of 2012 we continued to service packs coming in from prior precious metals and cellular phone advertising campaigns.

We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of internet advertising, to attract individuals to our website. Our services are free for Consumers and we partner with electronics buying companies to offer them a cost-efficient customer acquisition model.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $2,694,000 and net cash and cash equivalents used in operations of approximately $1,222,000 for the six months ended June 30, 2013. The Company has an accumulated deficit of approximately $43,185,000 and a working capital deficit of approximately $690,000 at June 30, 2013. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2012 and 2011. The financial information as of December 31, 2012 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012.  The interim results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any future interim periods.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of uSell and its wholly-owned subsidiaries. All significant intracompany balances and transactions have been eliminated in consolidation.

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

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institution. At times, our cash may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On June 30, 2013 and December 31, 2012, our deposits exceeded the FDIC limit by approximately $0 and $1.4 million, respectively.

Accounts Receivable and Other Receivables

Accounts receivable and other receivables represent obligations from our customers. We periodically evaluate the collectability of our accounts receivable and other receivables and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. Our allowance for doubtful accounts was $80,000 and $100,299 at June 30, 2013 and December 31, 2012, respectively.

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

June 30, 2013

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

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

Advertising Revenue

Advertising revenues primarily come from payments for text-based sponsored links and display advertisements. Generally, our advertisers pay us on a cost per click, or CPC basis, which means advertisers pay us only when someone clicks on one of their advertisements, or on a cost per thousand impression basis, or CPM. Paying on a CPM basis means that advertisers pay us based on the number of times their advertisements appear on our websites or mobile applications.

Cost of Revenue

Our cost of revenue pertaining to Consumer Electronics Referral revenue consists primarily of costs to maintain our website, including depreciation expense on technology platform software.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $1,052,949 and $656,385 for the three months ended June 30, 2013 and 2012, respectively, and $1,890,796 and $941,555 for the six months ended June 30, 2013 and 2012, respectively.

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

Net Loss per Share

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

The computation of basic and diluted loss per share at June 30, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Three and Six Months Ended June 30,
	2013	2012
Convertible Series A Preferred Stock	-	8,250,000
Convertible Series B Preferred Stock	930,035	2,501,924
Convertible Series C Preferred Stock	-	28,192
Unvested restricted stock	4,202,500	-
Stock Warrants	8,203,594	8,305,529
Stock Options	7,072,747	2,043,647
	20,408,876	21,129,292

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

In August 2011, the Florida Attorney General (the “AG”) initiated an official investigation into whether or not we engaged in unfair trade practices in violation of its “Little FTC Act.”  The investigation was due to consumer complaints.  Under Florida law, the remedies included actual damages, civil penalties, and attorneys’ fees.  We provided a comprehensive response to the AG demonstrating that we acted properly. In April 2012, we met with the AG to discuss the matter and address their concerns. The AG submitted a proposed settlement in which the Company would reimburse the AG $20,000 for the costs of the investigation. In March 2013, we entered into a Settlement Agreement with the AG, pursuant to which we agreed to reimburse the AG $20,000 for investigative costs and My Gold Envelope, Inc., our subsidiary, agreed not to engage in the precious metals business. The Company paid the amount owed to the AG during the six months ended June 30, 2013.

Customer Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended		Percentage of Revenue During the Six Months Ended		Percentage of Accounts Receivable at
	June 30,		June 30,		June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Customer A	31%	-	27%	-	42%	13%
Customer B	19%	14%	20%	14%	16%	9%
Customer C	11%	-	11%	-	-	5%
Customer D	4%	-	2%	-	12%	-
Customer E	-	18%	-	18%	15%	7%
Customer F	-	14%	-	13%	-	10%

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had a material impact on our unaudited condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

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

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At June 30, 2013		At December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$-	$-	$-	$-
Level 2
None	-	-	-	-
Level 3
Derivative liability	-	-	-	153,776
	$-	$-	$-	$153,776

The following table reflects the change in fair value of our derivative liabilities for the six months ended June 30, 2013:

Liabilities

Balance at beginning of period	$153,776
Change in value of derivative liability - Series A preferred stock	(47,876)
Reclassification of beneficial conversion feature to additional paid in capital - Series A preferred stock	(105,900)
Balance at end of period	$-

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

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

Note 5 – Other Receivables

During the six months ended June 30, 2013, the Company entered into two promissory notes with two customers, whereby certain accounts receivable due to the Company were converted into promissory notes. One of the promissory notes, entered into on February 27, 2013 for $65,771, requires weekly payments of $1,028, including interest, has a stated interest rate of 5% per year, and is due on June 4, 2014. As of June 30, 2013, the balance owing on this note is $49,807. The second promissory note, entered into on February 14, 2013, as amended on May 8, 2013, requires weekly payments of $500, has no stated interest rate and is due to be repaid on July 30, 2014. As of June 30, 2013, the balance owing on this note is $27,756.

Based upon the uncertainty of the collectability of these amounts, the Company has recorded an allowance for doubtful accounts of $73,000 as of June 30, 2013.

Note 6 - Stockholders’ Equity (Deficit)

Convertible Series A Preferred Stock

On November 18, 2011, our Board authorized the sale of up to 10,000,000 shares of Convertible Series A Preferred Stock (“2011 Series A PS”), with a par value of $0.0001 per share.  The 2011 Series A PS had:

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

During March 2013, as a result of the conversion of our 2012 Series D PS (discussed below), all of the outstanding 177,906 shares of our Convertible Series A Preferred Stock (“2011 Series A PS”) automatically converted (as a result of no longer being subject to a 9.99% conversion blocker) into 889,530 shares of our common stock, at a conversion rate of 5 common shares for each share of Series 2011 A PS. Accordingly, we reclassified $105,900 of derivative liability, representing the fair value of the 177,906 shares of 2011 Series A PS immediately prior to the conversion, to additional paid in capital, and recorded a gain of $47,876, for the remaining derivative liability pertaining to the 2011 Series A PS during the six months ended June 30 2013.

We determined that the fair value of the derivative liability pertaining to the 177,906 shares of 2011 Series A PS immediately prior to the conversion was $105,900 using the Black-Scholes option pricing model based on the following weighted average variables:

Expected dividends	0%
Expected volatility	214.26%
Expected term	4 years
Risk free interest rate	0.81%

Convertible Series B Preferred Stock

On August 3, 2010, our Board authorized the sale of up to $4,000,000 of Units in a private placement (the “August 2010 PP”), whereby each Unit consisted of 100,000 shares of Convertible Series B Preferred Stock, with a par value of $0.0001 per share, (“2010 Series B PS”) and 47,633 warrants to purchase our common stock.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

The 2010 Series B PS had:

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

In March 2013, the Company amended the conversion rights on its outstanding 2012 Series D PS giving its holders the option to convert their 2012 Series D PS shares at their discretion. Subsequently, holders of all 350,000 shares of 2012 Series D PS holders elected to convert their 2012 Series D PS into 17,500,000 shares of common stock, at a conversion rate of 50 common shares for each share of 2012 Series D PS.

Shares Granted to Directors, Consultants and Employees

During February 2013, we granted 3,500,000 fully vested shares of common stock, having a fair value of $437,500 based on the quoted closing trading price of our common stock as of the grant date, to our Chief Executive Officer. We recorded $437,500 as compensation expense pertaining to this grant during the three and six months ended June 30, 2013.

In June 2013, the Company entered into a one year Investor Relations agreement with a third party consultant. Pursuant to the terms of the agreement, the Company is required to pay a monthly cash fee of $3,000 and issue 270,000 shares of its common stock, with 67,500 shares vesting on a quarterly basis, beginning on the effective date of June 10, 2013. As of June 30, 2013, 67,500 shares, having a fair value of $13,500 based on the quoted closing trading price of our common stock as of the grant date, have vested. This amount has been recorded as a prepaid expense and is being amortized over the service term of three months. We recorded $2,250 as professional fees expense pertaining to this grant during the three and six months ended June 30, 2013.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

In June 2013, the Company granted 20,000 fully-vested shares of common stock, having a fair value of $4,000 based on the quoted closing trading price of our common stock as of the grant date, to a third party consultant for services provided. We recorded $4,000 as professional fees expense pertaining to this grant during the three and six months ended June 30, 2013.

Including prior period grants and the above grant, we recorded non-cash compensation expense of $96,250 and $937,458 for the three months ended June 30, 2013 and 2012, respectively, and $654,200 and $949,936 for the six months ended June 30, 2013 and 2012, respectively, pertaining to stock grants.

Warrants

The following summarizes our warrant activity for the six months ended June 30, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2012	8,218,837	$0.27	4.0
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(15,243)	26.24
Outstanding – June 30, 2013	8,203,594	$0.22	3.6

Exercisable – June 30, 2013	8,203,594	$0.22	3.6

The aggregate intrinsic value of the warrants at June 30, 2013 and December 31, 2012 was $81,250 and $0, respectively. There was no expense pertaining to warrants recorded during the six months ended June 30, 2013.

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

We recorded $2,761 and $6,194 during the three and six months ended June 30, 2013, respectively, as compensation expense pertaining to this grant.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

During the second quarter of 2013, we granted 175,000 stock options to employees for future services. The options are exercisable at an exercise prices ranging from $0.20 to $0.30 per share over a five-year term and vest over 4 years. These options had a fair value of $33,400 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.54-0.58%
Expected dividend yield	0%
Expected volatility	204.36-214.90%
Expected life	5 years
Expected forfeitures	0%

We recorded $5,307 during the three and six months ended June 30, 2013 as compensation expense pertaining to this grant.

Including prior period grants and the above grants, we recorded non-cash compensation expense of $384,360 and $275,775 for the three months ended June 30, 2013 and 2012, respectively, and $765,478 and $353,361 for the six months ended June 30, 2013 and 2012, respectively, pertaining to stock option grants.

The following table summarizes our stock option activity for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2012	6,594,165	$0.41	4.8	$-
Granted	775,000	0.20
Exercised	-	-
Forfeited or Canceled	(296,419)	0.27
Outstanding - June 30, 2013	7,072,746	$0.39	4.3	$-

Exercisable - June 30, 2013	2,879,504	$0.62	4.8	$-

The following table summarizes our stock option activity for non-vested options for the six months ended June 30, 2013:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	3,956,481	$0.56
Granted	775,000
Vested	(259,758)
Forfeited or Canceled	(278,481)
Balance at June 30, 2013	4,193,242	$0.42

Restricted Stock Awards

On December 21, 2012, we granted 6,000,000 shares of restricted common shares to our Chief Executive Officer. Of these shares, 500,000 were fully vested on the date of grant and the remaining shares will vest in equal increments of 250,000 shares over a 22-month period, with the first vesting date being January 10, 2013, subject to continued employment on each applicable vesting date. The fair value of the common stock at the date of grant was $0.12 per share based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounted to $720,000, which will be recognized as compensation expense over the vesting period. We recorded $90,000 and $180,000 of compensation expense during the three and six months ended June 30, 2013, respectively, with respect to this award. Total unrecognized compensation expense related to unvested stock awards at June 30, 2013 amounts to $480,000 and is expected to be recognized over a weighted average period of 1.3 years.

usell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

A summary of the restricted stock award activity for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual term	Aggregate Intrinsic Value

Unvested Outstanding at December 31, 2012	5,500,000	$0.12	1.8	$330,000
Granted	270,000	0.20	0.7
Vested	(1,567,500)	0.12	1.3
Unvested Outstanding at June 30, 2013	4,202,500	$0.12	1.3	$360,000

Note 7 – Subsequent Events

Since May 30, 2013, the Company has been conducting a “best-efforts, partial-all-or-none” offering to accredited investors seeking to raise up to $5 million from the sale of convertible notes.   The notes are convertible at $0.20 per share, are due two years from the date of the investment and bear interest of 5% per annum payable in common stock upon maturity or conversion.  The notes automatically convert if the Company consummates (i) a financing of at least $1 million in which it issues common stock or common stock equivalents for a price greater than $0.25 per share or (ii) a change of control transaction whereby a majority of the Company’s outstanding voting stock is sold or there is a sale of substantially all of the Company’s assets, or (iii) the closing price of the Company’s common stock is more than $0.30 for 10 consecutive trading days.  Additionally, investors will have price protection on future non-exempted issuances at a price lower than $0.20 per share of common stock or common stock equivalent.  On July 5, 2013 and August 9, 2013, the Company sold an aggregate of $900,000 of convertible notes to accredited investors under this offering.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 to the Three and Six Months Ended June 30, 2012

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	For the Three Months Ended June 30,		Change	Change
	2013	2012	(Dollars)	(Percentage)
Revenue	$1,224,340	$591,432	$632,908	107%
Cost of Revenue	89,558	47,592	41,966	88%
Gross Profit	1,134,782	543,840	590,942	109%
Sales and Marketing	1,083,436	680,260	403,176	59%
General and Administrative	1,187,288	1,835,665	(648,377)	(35)%
Operating Loss	(1,135,942)	(1,972,085)	836,143	(42)%
Other Income (Expense)	4,834	(4,177,900)	4,182,734	(100)%
Net Loss	$(1,131,108)	$(6,149,985)	$5,018,877	(82)%

	For the Six Months Ended June 30,		Change	Change
	2013	2012	(Dollars)	(Percentage)
Revenue	$2,270,738	$836,039	$1,434,699	172%
Cost of Revenue	171,164	78,916	92,248	117%
Gross Profit	2,099,574	757,123	1,342,451	177%
Sales and Marketing	1,955,076	1,008,030	947,046	94%
General and Administrative	2,891,607	2,502,168	389,439	16%
Operating Loss	(2,747,109)	(2,753,075)	5,966	0%
Other Income (Expense)	53,350	(4,511,710)	4,565,060	(101)%
Net Loss	$(2,693,759)	$(7,264,785)	$4,571,026	(63)%

Revenue by Type

The following table breaks down our revenue by type:

	For the Three Months Ended June 30,
	2013		2012
Consumer Electronics Referrals	$1,136,325	93%	591,298	100%
Fulfillment Revenue	41,399	3%	-	0%
Other	46,616	4%	134	0%
	$1,224,340	100%	$591,432	100%

	For the Six Months Ended June 30,
	2013		2012
Consumer Electronics Referrals	$2,148,383	95%	820,715	98%
Precious Metals	-	0%	11,000	1%
Fulfillment Revenue	67,342	3%	-	0%
Other	55,013	2%	4,324	1%
	$2,270,738	100%	$836,039	100%

Comparison of Revenue and Sales and Marketing Spend

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	1,224,340	591,432	2,270,738	836,039
Sales and Marketing Expenses	1,083,436	680,260	1,955,076	1,008,030
Percentage of Revenue	88%	115%	86%	121%

As we increase our sales and marketing expenses, our revenues increase which demonstrates a strong correlation between revenue and our spending on advertising and marketing. Comparison of revenue, cost of revenue and the resulting gross margins for the three and six months ended June 30, 2013 to the same period in 2012 highlights the effects of the growth of our business over the last year. We have increased our revenues by more than 100% over the prior year, while maintaining a relatively constant gross margin percentage. Our revenues for the three and six months ended June 30, 2013 and 2012 were primarily generated by earning fees for providing our partners with consumers. Additionally, during the six months ended June 30, 2013 we began to generate advertising revenues primarily from text-based sponsored links and display advertisements.

Cost of Revenue

Our cost of revenue for generating leads for our partners consists primarily of costs to access and maintain our website, as well as amortization expense on our technology platform software.

Sales and Marketing Expenses

Our sales and marketing expenditures represent one of our most significant costs, amounting to 88% and 115% of revenue for the three months ended June 30, 2013 and 2012, respectively, and 86% and 121% of revenues for the six months ended June 30, 2013 and 2012, respectively. We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract consumers to our website. Our sales and marketing costs include production costs to produce and edit advertisements as well as the costs to run them. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness based on a variety of metrics, including response rates, conversion rates and average revenue statistics. During 2012, our advertising and marketing costs exceeded our revenue as we incurred significant production costs to generate advertisements promoting our new online marketplace and optimized the placement of those advertisements. We have seen improvement in the return on our advertising and marketing expenses through 2013, as evidenced by the decline in total sales and marketing costs as a percentage of revenue as noted in the above table, “Comparison of Revenue and Sales and Marketing Spend.” Factors such as the time of year and significant local or nationally televised events can influence the effectiveness of our advertising campaigns. Our marketing spending will continue to vary during 2013 as we add new partners and increase our conversion rates. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the buyers on our site; this will allow us to increase our marketing spend and, accordingly, increase our revenues.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. Our general and administrative expenses for the three and six months ended June 30, 2013 were impacted by non-cash compensation expense pertaining to share grants and option grants for services. Excluding non-cash compensation expense, our general and administrative expenses for 2013, as compared to 2012, increased as we began to invest in our infrastructure by increasing our headcount to support our business model. By the same token, we are continuing to seek out ways to reduce our other overhead costs by closing our Florida office, and reducing other expenses, such as travel, wherever practical.

Other Income (Expense)

Other income (expense) during the three months ended June 30, 2013 was primarily attributable to the change in the market value of the derivative liability pertaining to our 2011 Series A preferred stock (“2011 Series A”). The derivative liability related to the price protection provided to investors in the 2011 Series A offering. In March 2013, all 177,906 shares of outstanding 2011 Series A were converted into common stock.

Other income (expense) during the three and six months ended June 30, 2012 was attributable to interest expense associated with our 2011 Convertible Notes and the change in the market value of the derivative liability pertaining to our 2011 Series A, partially offset by a gain on the settlement of certain accounts payable.

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

Cash Flows from Operating Activities

We used approximately $1,222,000 of cash in operating activities during the six months ended June 30, 2013, a decrease from approximately $1,843,000 of cash used in operating activities during the six months ended June 30, 2012. Our net loss of approximately $2.7 million was mainly offset by approximately $1.4 million of stock-based compensation. During the six months ended June 30, 2012 we had a net loss of approximately $7.3 million, which was mainly offset by approximately $4.3 million from the change in the market value of the derivative liability pertaining to our 2011 Series A and approximately $1.3 million of stock-based compensation. The 2012 net loss was also impacted by a gain on the settlement of certain accounts payable and offset by amortization of our debt discount. The significant components which affect our working capital are revenues derived from the leads to our partners, capital raised in private offerings, offset by marketing expenses, expenses spent on our technology infrastructure and public company expenses including audit and legal expenses.

Cash Flows from Investing Activities

During the six months ended June 30, 2013, we used approximately $161,000 of net cash to purchase property and equipment while in 2012 we used approximately $111,000 to acquire property and equipment. We currently do not have any capital obligations or commitments that will require a significant amount of capital.

Cash Flows from Financing Activities

We did not generate any proceeds or use any cash in financing activities during the six months ended June 30, 2013. During the six months ended June 30, 2012, our financing activities generated approximately $3.3 million in net proceeds, mainly comprised of proceeds from the sale of our 2011 Series A, partially offset by the repayment of an outstanding note payable to an investor.

Liquidity and Going Concern

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to June 30, 2013. We anticipate that we will continue to generate losses from operations in the near future. If necessary, we will reduce operating expenses other than marketing and advertising expenses. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the number of buyers on our site; which will allow us to increase our marketing spend and, accordingly, increase our revenues.

We expect that we have enough cash to sustain operations at present level for approximately six months. To meet our working capital needs as our business and revenues expand we have been conducting a “best-efforts, partial-all-or-none” offering to accredited investors seeking to raise up to $5 million from the sale of convertible notes. The notes are convertible at $0.20 per share, are due two years from the date of the investment and bear interest of 5% per annum payable in common stock upon maturity or conversion.  The notes automatically convert if the Company consummates (i) a financing of at least $1 million in which it issues common stock or common stock equivalents for a price greater than $0.25 per share or (ii) a change of control transaction whereby a majority of the Company’s outstanding voting stock is sold or there is a sale of substantially all of the Company’s assets, or (iii) the closing price of the Company’s common stock is more than $0.30 for 10 consecutive trading days.  Additionally, investors will have price protection on future non-exempted issuances at a price lower than $0.20 per share of common stock or common stock equivalent.  As of the date of this report, we have sold $900,000 of notes to accredited investors in this offering. There can be no assurance we will continue to be successful in raising money in this offering. It has become increasingly difficult for micro-cap companies like us to raise capital. Management is considering terminating the note offering and replacing it with an equity offering of $6 million to facilitate an uplisting on Nasdaq.

There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or, in the event additional sources of funds are needed to continue operations, they may not be available on acceptable terms, if at all.

The ability of the Company to continue as a going concern is dependent on management's plans, which include further implementation of its business plan and continuing to raise capital.

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

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position. There were no material changes during the period covered by this report to any pending legal proceedings previously reported.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In addition to those unregistered securities previously disclosed in filings with the SEC, we have sold securities which are not registered under the Securities Act of 1933 (the “Securities Act”), as described below. Unless stated, all securities are shares of common stock and all were issued in reliance upon the exemptions provided by Section 4(a)(2) and Rule 506 under the Securities Act.

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Consultant	June 13, 2013	67,500	Consulting Services
Consultant	June 13, 2013	222,500	Consulting Services

Subsequent to the period covered by this report, the Company sold $900,000 of convertible notes to five accredited investors. See page 22 for a description of the convertible notes. The securities were issued in reliance upon the exemption provided by Section 4(a)(2) and Rule 506 under the Securities Act.

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

usell.com, Inc.

August 14, 2013	/s/ Sergio Zyman
Sergio Zyman
Chief Executive Officer (Principal Executive Officer)

August 14, 2013	/s/ Jennifer Calabrese
Jennifer Calabrese
Executive Vice President of Finance (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.1
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Rights	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1	6/24/10	3.8
3.9	Certificate of Amendment – Increase in Capital	10-Q	8/15/11	3.12
3.10	Certificate of Amendment – Reverse Split	8-K	6/11/12	3.1
3.11	Certificate of Amendment – usell.com, Inc.	10-Q	8/13/12	3.11
3.12	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.13	Certificate of Designation – Series C	10-K	3/31/11	3.10
3.14	Second Amended and Restated Certificate of Designation– Series D	8-K	3/1/2013	3.1
3.15	Second Amended and Restated Bylaws	S-1	9/21/2012	3.16
10.1	Form of Convertible Note				Filed
10.2	Form of Subscription Agreement				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished

101.INS	XBRL Instance Document				**

101.SCH	XBRL Taxonomy Extension Schema Document				**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

**Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 33 East 33rd Street, Suite 1101, New York, New York 10016.

