Form 10-Q
period 2013-09-30
usell.com, Inc.
filed 2013-11-14
CIK 1271075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2013
Common Stock, $0.0001 par value per share	74,123,575 shares

usell.com, Inc. and Subsidiaries

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults Upon Senior Securities.	27

Item 4.	Mine Safety Disclosures.	27

Item 5.	Other Information.	27

Item 6.	Exhibits.	27

SIGNATURES		28

Explanatory Note: In our Consumer Electronics Referral business, we offer access to our innovative database to independent third parties engaged in the business of buying used electronics. While as customary in the business we would sometimes refer to these buyers as “partners,” they are not legally considered partners. Our use of that word does not create a legal partnership.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

usell.com, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$842,442	$1,604,587
Accounts receivable - net	162,752	154,481
Other receivables	19,524	269
Prepaid expenses and other current assets	125,442	88,705
Total Current Assets	1,150,160	1,848,042

Property and Equipment - net	8,334	6,506

Other Assets:
Intangible assets - net	747,078	624,153
Other assets	34,965	34,875
Total Other Assets	782,043	659,028

Total Assets	$1,940,537	$2,513,576

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Accounts payable	$632,486	$634,083
Accrued expenses	665,092	553,749
Deferred revenue	37,345	2,309
Derivative liability	935,343	153,776
Total Current Liabilities	2,270,266	1,343,917

Convertible notes payable, net of discount	118,218	-
Total Liabilities	2,388,484	1,343,917

Stockholders' (Deficit) Equity:
Convertible Series A preferred stock, ($0.0001 par value, 10,000,000 shares authorized, 0 and 177,906 shares issued and outstanding, respectively)	-	18
Convertible Series B preferred stock, ($0.0001 value per share, 4,000,000 shares authorized, 976,250 and 2,076,250 shares issued and outstanding, respectively) Liquidation preference $976,250 and $2,076,250, respectively	98	208
Series D preferred stock, ($0.0001 value per share, 350,000 shares authorized, 0 and 350,000 shares issued and outstanding, respectively) Liquidation preference $0 and $3,500,000, respectively	-	35
Common stock, ($0.0001 par value, 650,000,000 shares authorized, 75,870,870 and 52,646,233 shares issued, respectively, and 72,485,870 and 47,146,233 shares outstanding, respectively)	7,250	4,715
Additional paid in capital	43,556,052	41,655,960
Accumulated deficit	(44,011,347)	(40,491,277)
Total Stockholders' (Deficit) Equity	(447,947)	1,169,659

Total Liabilities and Stockholders' (Deficit) Equity	$1,940,537	$2,513,576

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$1,636,386	$729,297	$3,907,124	$1,565,336

Costs and Expenses
Cost of revenue	133,244	68,804	304,408	147,720
Sales and marketing expenses	1,316,086	779,681	3,271,162	1,787,711
General and administrative expenses	900,806	2,329,799	3,792,413	4,831,967
Total operating expenses	2,350,136	3,178,284	7,367,983	6,767,398
Loss from Operations	(713,750)	(2,448,987)	(3,460,859)	(5,202,062)

Other Income (Expense):
Interest income	391	1,694	1,616	5,749
Interest expense	(101,734)	(26)	(102,257)	(398,751)
Gain on settlements of accounts payable	-	11,424	4,772	190,203
Derivative expense - convertible notes payable	(28,134)	-	(28,134)	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock	-	2,043,790	47,876	(2,266,358)

Change in fair value of derivative liability - convertible notes payable	16,916	-	16,916	14,329
Total Other Income (Expense) - Net	(112,561)	2,056,882	(59,211)	(2,454,828)
Net Loss	$(826,311)	$(392,105)	$(3,520,070)	$(7,656,890)

Basic and Diluted Loss per Common Share:
Net loss	$(826,311)	$(392,105)	$(3,520,070)	$(7,656,890)
Preferred stock dividends - Series A	-	-	-	(222,996)
Net loss available to common stockholders	$(826,311)	$(392,105)	$(3,520,070)	$(7,879,886)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.39)

Weighted average number of common shares outstanding during the period - basic and diluted	72,098,805	41,061,091	65,794,740	20,077,174

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,520,070)	$(7,656,890)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	262,481	101,829
(Recovery of) Provision for bad debt	(48,299)	68,877
Stock based compensation expense	1,818,577	2,935,361
Amortization of debt issue costs into interest expense	-	2,858
Amortization of debt discount into interest expense	92,343	395,470
Lease termination expense	9,000	-
Gain on settlement of accounts payable	(4,772)	(190,203)
Derivative expense pertaining to convertible notes payable	28,134	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	(47,876)	2,266,358
Change in fair value of derivative liability - convertible notes payable	(16,916)	(14,329)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(15,271)	(172,909)
Other receivables	36,044	-
Inventory	-	16,876
Prepaid and other current assets	(58,750)	(24,079)
Increase (decrease) in:
Accounts payable	3,175	(324,485)
Accrued expenses	111,343	53,586
Deferred revenues	35,036	-
Net Cash and Cash Equivalents Used In Operating Activities	(1,315,821)	(2,541,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(381,589)	(177,030)
Cash paid to purchase property and equipment	(5,645)	(6,900)
Net Cash and Cash Equivalents Used In Investing Activities	(387,234)	(183,930)

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Continued)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments toward note payable	-	(35,000)
Cash paid for debt issue costs	(9,090)	-
Proceeds from convertible notes payable	950,000	-
Proceeds from sale of convertible Series A preferred stock	-	3,361,000
Cash paid for direct offering costs of Series A preferred stock	-	(6,713)
Net Cash and Cash Equivalents Provided By Financing Activities	940,910	3,319,287

Net (Decrease) Increase in Cash and Cash Equivalents	(762,145)	593,677
Cash and Cash Equivalents - Beginning of Period	1,604,587	1,791,623

Cash and Cash Equivalents - End of Period	$842,442	$2,385,300

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount recorded on convertible notes payable	$924,125	$-
Derivative liability reclassified to Additional Paid in Capital upon conversion of Series A preferred stock	$105,900	$2,338,136
Common stock issued for services	$23,625	$610,400
Equipment acquired through issuance of Series D Preferred Stock in connection with acquisition - related party	$-	$500,000
Derivative liability arising from convertible Series A preferred stock	$-	$222,996
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$-	$15,508
Warrants issued in connection with settlement of accounts payable	$-	$24,999
Conversion of Convertible Notes Payable to Series A preferred stock	$-	$800,000

Accrued interest on Convertible Notes Payable reclassified to Additional Paid in Capital	$-	$1,770
Sale of stock for subscriptions receivable	$-	$50,000
Conversion of Series A preferred stock into common stock	$18	$683
Conversion of Series B preferred stock into common stock	$110	$55
Conversion of Series C preferred stock into common stock	$-	$1
Conversion of Series D preferred stock into common stock	$35	$-

See accompanying notes to unaudited interim condensed consolidated financial statements.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $3,520,000 and net cash and cash equivalents used in operations of approximately $1,316,000 for the nine months ended September 30, 2013. The Company has an accumulated deficit of approximately $44,011,000 and a working capital deficit of approximately $1,120,000 at September 30, 2013. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2012 and 2011. The financial information as of December 31, 2012 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012. The interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any future interim periods.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
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

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institution. At times, our cash may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On September 30, 2013 and December 31, 2012, our deposits exceeded the FDIC limit by approximately $519,000 and $1.4 million, respectively.

Accounts Receivable and Other Receivables

Accounts receivable and other receivables represent obligations from our customers. We periodically evaluate the collectability of our accounts receivable and other receivables and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. Our allowance for doubtful accounts was $51,400 and $100,299 at September 30, 2013 and December 31, 2012, respectively.

Intangible Assets

Our intangible assets pertain to capitalized software costs and our website domain address. We capitalize costs related to software developed or obtained for internal use when management commits to funding the project, the project completes the preliminary project stage and the software will be used to perform the function intended. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

We periodically review the carrying values of our long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and record an impairment charge when considered necessary. When circumstances indicate that an impairment of value may have occurred, we test such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less that the carrying amount of the asset, an impairment loss, measured as the excess of the carrying amount of the asset over its estimated fair value, is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

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
September 30, 2013
(Unaudited)

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

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $1,276,099 and $699,148 for the three months ended September 30, 2013 and 2012, respectively, and $3,166,895 and $1,640,702 for the nine months ended September 30, 2013 and 2012, respectively.

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
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

Net Loss per Share

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants) and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share at September 30, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Three and Nine Months Ended September 30,
	2013	2012
Convertible Notes Payable	4,750,000	-
Convertible Series A Preferred Stock	-	889,530
Convertible Series B Preferred Stock	930,035	1,977,961
Convertible Series C Preferred Stock	-	-
Unvested restricted stock	3,385,000	-
Stock Warrants	8,144,053	8,254,562
Stock Options	7,147,746	6,309,147
	24,356,834	17,431,200

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

In August 2011, the Florida Attorney General (the “AG”) initiated an official investigation into whether or not we engaged in unfair trade practices in violation of its “Little FTC Act.” The investigation was due to consumer complaints. Under Florida law, the remedies included actual damages, civil penalties, and attorneys’ fees. We provided a comprehensive response to the AG demonstrating that we acted properly. In April 2012, we met with the AG to discuss the matter and address their concerns. The AG submitted a proposed settlement in which the Company would reimburse the AG $20,000 for the costs of the investigation. In March 2013, we entered into a Settlement Agreement with the AG, pursuant to which we agreed to reimburse the AG $20,000 for investigative costs and My Gold Envelope, Inc., our subsidiary, agreed not to engage in the precious metals business. The Company paid the amount owed to the AG during the nine months ended September 30, 2013.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

Customer Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of		Percentage of
	Revenue During the		Revenue During the		Percentage of Accounts
	Three Months Ended		Nine Months Ended		Receivable at
	September 30,		September 30,		September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Partner A	27%	-	27%	-	24%	22%
Partner B	20%	19%	20%	16%	28%	15%
Partner C	9%	20%	8%	19%	7%	11%
Partner D	-	15%	1%	14%	3%	17%
Partner E	-	11%	-	5%	-	-
Partner F	-	11%	2%	5%	-	4%
Partner G	-	4%	-	21%	-	-
Partner H	-	-	-	-	19%	-

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

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

	At September 30, 2013		At December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$-	$-	$-	$-
Level 2
None	-	-	-	-
Level 3
Derivative liability	-	935,343	-	153,776
	$-	$935,343	$-	$153,776

The following table reflects the change in fair value of our derivative liabilities for the nine months ended September 30, 2013:

Liabilities

Balance at beginning of period	$153,776
Change in value of derivative liability - Series A preferred stock	(47,876)
Reclassification of beneficial conversion feature to additional paid in capital - Series A preferred stock	(105,900)
Derivative liability arising from issuance of convertible notes payable	952,259
Change in value of derivative liability - convertible notes	(16,916)
Balance at end of period	$935,343

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
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 5 – Other Receivables

During the nine months ended September 30, 2013, the Company entered into two promissory notes with two partners, whereby certain accounts receivable due to the Company were converted into promissory notes. One of the promissory notes, entered into on February 27, 2013 for $65,771, requires weekly payments of $1,028, including interest, has a stated interest rate of 5% per year, and is due on June 4, 2014. As of September 30, 2013, the balance owing on this note is $43,767. The second promissory note, entered into on February 14, 2013, as amended on May 8, 2013, requires weekly payments of $500, has no stated interest rate and is due to be repaid on July 30, 2014. As of September 30, 2013, the balance owing on this note is $20,757.

Based upon the uncertainty of the collectability of these amounts, the Company has recorded an allowance for doubtful accounts of $45,000 as of September 30, 2013.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 6 – Intangible Assets

Intangible assets consist of the following:

	Capitalized Software	Website Domain
Gross value at September 30, 2013	$1,158,622	$67,752
Accumulated amortization at September 30, 2013	(411,544)	(67,752)
Net value at September 30, 2013	$747,078	$-

Gross value at December 31, 2012	$777,033	$67,752
Accumulated amortization at December 31, 2012	(155,102)	(65,530)
Net value at December 31, 2012	$621,931	$2,222

Our intangible assets all have a definite life and are amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense amounted to $116,593 and $258,664 for the three and nine months ended September 30, 2013, respectively, and $55,746 and $96,353 for the three and nine months ended September 30, 2012, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2013 (remaining three months)	$96,169
2014	384,275
2015	233,733
2016	32,901
$747,078

Note 7 – Convertible Notes

During the three months ended September 30, 2013, we borrowed $950,000 and issued convertible notes payable (the “Convertible Notes”) which we used for working capital purposes. The Convertible Notes are convertible at $0.20 per share, are due two years from the date of the investment and bear interest of 5% per annum payable in common stock upon maturity or conversion. The Convertible Notes automatically convert if the Company consummates (i) a financing of at least $1 million in which it issues common stock or common stock equivalents for a price greater than $0.25 per share or (ii) a change of control transaction whereby a majority of the Company’s outstanding voting stock is sold or there is a sale of substantially all of the Company’s assets, or (iii) the closing price of the Company’s common stock is more than $0.30 for 10 consecutive trading days. Additionally, investors will have price protection on future non-exempted issuances at a price lower than $0.20 per share of common stock or common stock equivalent.

At the time of issuance, we determined that the price protection feature on the Convertible Notes constituted a derivative liability and estimated the fair value of such liability to be $952,259 using the Black-Scholes option pricing model using the following weighted average assumptions:

Risk-free interest rate	0.32 - 0.40%
Expected dividend yield	0.0%
Expected volatility	273.15 – 276.15%
Expected life	2 years
Expected forfeitures	0%

We recorded the fair value of the liability of $952,259 as a derivative liability since the price protection feature of the Convertible Notes represents a variable conversion feature. Of this amount, we recorded $924,125 as a discount to the Convertible Notes and $28,134 as derivative expense.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

On September 30, 2013, we determined that the fair value of the derivative liability pertaining to the Convertible Notes was $935,343 using the Black-Scholes option pricing model using the following weighted average assumptions:

Risk-free interest rate	0.33%
Expected dividend yield	0.0%
Expected volatility	276.00%
Expected life	1.8 – 2.0 years
Expected forfeitures	0%

We recorded a gain of $16,916 during the three months ended September 30, 2013, representing the net change in the fair value of the derivative liability from inception through September 30, 2013.

The discount of $924,124 is being accreted to non-cash interest expense over the contractual term of the Convertible Notes. During the three and nine months ended September 30, 2013, accretion of the discount amounted to $92,343. Contractual interest expense on the Convertible Notes amounted to $9,363 for the three and nine months ended September 30, 2013.

The Company incurred fees associated with the closing of the Convertible Notes of $9,090. These amounts have been recorded as other assets in the accompanying condensed consolidated balance sheet, and are being amortized to interest expense over the contractual term of the Convertible Notes.

The components of Convertible Notes at September 30, 2013 are as follows:

		Interest		Conversion
	Balance	Rate	Maturity	Price

Balance - December 31, 2012	$-
Borrowings	950,000	5%	July 5, 2015 through Septempber 19, 2015	$0.20
Unamortized debt discount	(831,782)
Balance - September 30, 2013	118,218

Note 8 - Stockholders’ Equity (Deficit)

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
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

During March 2013, as a result of the conversion of our 2012 Series D PS (discussed below), all of the outstanding 177,906 shares of our Convertible Series A Preferred Stock (“2011 Series A PS”) automatically converted (as a result of no longer being subject to a 9.99% conversion blocker) into 889,530 shares of our common stock, at a conversion rate of 5 common shares for each share of Series 2011 A PS. Accordingly, we reclassified $105,900 of derivative liability, representing the fair value of the 177,906 shares of 2011 Series A PS immediately prior to the conversion, to additional paid in capital, and recorded a gain of $47,876 for the remaining derivative liability pertaining to the 2011 Series A PS during the nine months ended September 30 2013.

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

Series D Preferred Stock

On April 24, 2012, our Board authorized the sale of up to 350,000 shares of Series D Preferred Stock (“2012 Series D PS”), with a par value of $0.0001 per share. The 2012 Series D PS had:

a)	A liquidation preference equal to $10.00 per share;

b)	No voting rights; and

c)	No stated dividends; and

d)	Were convertible into common shares at a rate of 50 shares of common for each share of 2012 Series D PS (see below).

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

During the third quarter of 2012, our Board amended the conversion rights on the 2012 Series D PS such that it becomes convertible immediately prior to the closing of a combined transaction or the occurrence of the Liquidation Event, both as defined in the Certificate of Designation, as amended.

In March 2013, the Company amended the conversion rights on its outstanding 2012 Series D PS giving its holders the option to convert their 2012 Series D PS shares at their discretion. Subsequently, holders of all 350,000 shares of 2012 Series D PS elected to convert their 2012 Series D PS into 17,500,000 shares of common stock, at a conversion rate of 50 common shares for each share of 2012 Series D PS.

Shares Granted to Directors, Consultants and Employees

During February 2013, we granted 3,500,000 fully vested shares of common stock, having a fair value of $437,500 based on the quoted closing trading price of our common stock as of the grant date, to our Chief Executive Officer. We recorded $437,500 as compensation expense pertaining to this grant during the nine months ended September 30, 2013.

In June 2013, the Company entered into a one year Investor Relations agreement with a third party consultant. Pursuant to the terms of the agreement, the Company is required to pay a monthly cash fee of $3,000 and issued 270,000 shares of its common stock, with 67,500 shares vesting on a quarterly basis, beginning on the effective date of June 10, 2013. As of September 30, 2013, 135,000 shares, having a fair value of $23,625 based on the quoted closing trading price of our common stock as of the grant date, have vested. This amount has been recorded as a prepaid expense and is being amortized over the service term. We recorded $12,938 and $15,188 as professional fees expense pertaining to this grant during the three and nine months ended September 30, 2013, respectively.

In June 2013, the Company granted 20,000 fully-vested shares of common stock, having a fair value of $4,000 based on the quoted closing trading price of our common stock as of the grant date, to a third party consultant for services provided. We recorded $4,000 as professional fees expense pertaining to this grant during the nine months ended September 30, 2013.

Including prior period grants and the above grant, we recorded non-cash compensation expense of $102,938 and $917,161 for the three months ended September 30, 2013 and 2012, respectively, and $757,138 and $,1867,097 for the nine months ended September 30, 2013 and 2012, respectively, pertaining to stock grants.

Warrants

The following summarizes our warrant activity for the nine months ended September 30, 2013:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life
	Warrants	Exercise Price	(in Years)
Outstanding - December 31, 2012	8,218,837	$0.27	4.0
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(74,784)	7.86
Outstanding - September 30, 2013	8,144,053	$0.20	3.3

Exercisable - September 30, 2013	8,144,053	$0.20	3.3

The aggregate intrinsic value of the warrants at September 30, 2013 and December 31, 2012 was $81,250 and $0, respectively. There was no expense pertaining to warrants recorded during the nine months ended September 30, 2013.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

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

We recorded $5,149 and $11,343 during the three and nine months ended September 30, 2013, respectively, as compensation expense pertaining to this grant.

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

We recorded $2,088 and $7,394 during the three and nine months ended September 30, 2013, respectively, as compensation expense pertaining to this grant.

During the third quarter of 2013, we granted 125,000 stock options to employees for future services. The options are exercisable at an exercise price of $0.20 per share over a five-year term and vest over 4 years. These options had a fair value of $22,145 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.33%
Expected dividend yield	0%
Expected volatility	216.60%
Expected life	5 years
Expected forfeitures	0%

Including prior period grants and the above grants, we recorded non-cash compensation expense of $295,961 and $714,903 for the three months ended September 30, 2013 and 2012, respectively, and $1,061,440 and $1,068,264 for the nine months ended September 30, 2013 and 2012, respectively, pertaining to stock option grants.

usell.com, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

The following table summarizes our stock option activity for the nine months ended September 30, 2013:

			Weighted Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Options	Price	(in Years)	Intrinsic Value
Outstanding - December 31, 2012	6,594,165	$0.41	4.8	$-
Granted	900,000	0.20
Exercised	-	-
Forfeited or Canceled	(346,419)	0.26
Outstanding - September 30, 2013	7,147,746	$0.39	4.1	$-

Exercisable - September 30, 2013	4,456,444	$0.48	4.3	$-

The following table summarizes our stock option activity for non-vested options for the nine months ended September 30, 2013:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Balance at December 31, 2012	3,956,481	$0.56
Granted	900,000
Vested	(1,836,698)
Forfeited or Canceled	(328,481)
Balance at September 30, 2013	2,691,302	$0.42

Restricted Stock Awards

On December 21, 2012, we granted 6,000,000 shares of restricted common stock to our Chief Executive Officer. Of these shares, 500,000 were fully vested on the date of grant and the remaining shares were scheduled to vest in equal increments of 250,000 shares over a 22-month period, with the first vesting date being January 10, 2013, subject to continued employment on each applicable vesting date. The fair value of the common stock at the date of grant was $0.12 per share based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounted to $720,000, which will be recognized as compensation expense over the vesting period. We recorded $90,000 and $270,000 of compensation expense during the three and nine months ended September 30, 2013, respectively, with respect to this award. On October 16, 2013, our Chief Executive Officer resigned from his position and all unvested shares were forfeited (see Note 9).

A summary of the restricted stock award activity for the nine months ended September 30, 2013 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2012	5,500,000
Granted	290,000
Vested	(2,405,000)
Unvested Outstanding at September 30, 2013	3,385,000

Note 9 – Subsequent Events

In October 2013, Mr. Sergio Zyman resigned as Chairman of the Board of Directors, a director  and as Chief Executive Officer of the Company. In connection with his resignation as Chairman and Chief Executive Officer, 4,500,000 shares of restricted common stock were forfeited. In connection with his resignation, 1,000,000 fully vested options were also cancelled. The Company and Mr. Zyman are in disagreement over the terms on which Mr. Zyman agreed to cancel shares of common stock and options. On October 16, 2013, Mr. Michael Brauser was appointed Chairman of the Board of the Company, replacing Mr. Zyman. Additionally, on the same date, Mr. Daniel Brauser, the Company’s President, was appointed interim Chief Executive Officer and replaced Mr. Zyman.

On October 18, 2013 the Company granted an aggregate of 1,000,000 shares of restricted common stock to two of its advisors for future services to be provided. The restricted stock vests quarterly over a three year period with the first vesting date being December 31, 2013, subject to continued service on each applicable vesting date. Additionally, the restricted stock will automatically vest under certain circumstances including in the event of a change of control of the Company.

On October 30, 2013, the Company amended its 2008 Equity Incentive Plan (the “Plan”) to increase the aggregate number of shares of common stock by 3,750,000. The Company is now authorized to issue 4,264,437 shares under the Plan.

Effective October 31, 2013, the Company granted 2,750,000 restricted stock units (“RSUs”) to its directors. The RSUs vest annually over a five year period with the first vesting date being October 31, 2014, subject to continued service on each applicable vesting date. Additionally, the RSUs will automatically vest under certain circumstances including in the event of a change of control of the Company. The RSUs will have no voting rights or dividend rights. The fair value of the common stock at the date of grant is $0.23 per share based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounts to $632,500, which will be recognized as compensation expense over the vesting period.

During October 2013, we issued $170,000 of Convertible Notes, pursuant to the same terms and conditions as those described in Note 7.

On November 11, 2013, one of our investors converted $100,000 of his Convertible Notes, plus accrued interest, into 502,705 shares of the Company’s common stock.

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

Company Overview

usell.com, Inc. (“usell”) is a technology based company focused on creating an online marketplace (similar to Kayak.com in the travel industry) where consumers interested in selling small consumer electronics that they are no longer using can:

•      Research the current market value for their items, based on the make, model and condition of each item,
•      Efficiently find and compare offers for those items from buyers, who we sometimes refer to as our partners,
•      Review satisfaction ratings and customer reviews of each buyer,
•      Determine the offer they wish to accept, and
•      Immediately complete their transaction on our website directly with the buyer of their choice.

We have a low cost, highly scalable and flexible business model that allows us to quickly and efficiently adapt to entry into new markets, changes in economic conditions, supply and demand levels and other similar factors. We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of Internet advertising, to attract individuals to our website. Our services are free for consumers. We “partner” with, or provide listing in our database to, reputable electronics buying companies that require a cost efficient customer acquisition model. The economies of scale that we generate by combining the buying power of multiple companies allow us to pass savings on to our partners which, in turn, allows them to offer the highest possible prices to consumers.

When a consumer visits our website and accepts an offer from one of our partners, we receive a fee. We receive this fee regardless of whether the consumer ultimately sends in the device. Until January 2013, all our partners paid similar fees per referral. The Company received a higher fee for premium electronics, such as smartphones and iphones, and a lower fee for non-premium electronics. Beginning in January 2013, we changed our fee structure with our partners. Our partners now pay fees based on the demand for the individual item which the consumer is seeking to sell. Fees are no longer based on the value of the item sold. The Company does not believe that this has or will have a material effect on revenues.

Our corporate headquarters are located at 33 East 33rd Street, New York, New York 10016 and our phone number is (212) 213-6805. Our website can be found at www.usell.com. The information on our website is not incorporated in this report.

Description of Revenue Since Inception and Changes in Business Model

We help consumers monetize household items, such as small consumer electronics that they are no longer using. We were incorporated in Delaware on November 18, 2003. We started our business operations in 2008, buying precious metals directly from the public and selling them to a partner company. On May 7, 2009, we acquired My Gold Envelope, Inc. (“MGE”).  MGE brought a management team with extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales.  MGE’s ability to reach a broader number of consumers through its management’s experience in multi-language television advertising, direct response, and retail distribution and sales greatly accelerated our growth and increased our depth of management experience. In mid-2010, we changed our name to Upstream Worldwide, Inc. and diversified our business by introducing a service similar to our precious metals business, for cellular phones. The response rates to the cellular phone offering far outpaced the responses on our precious metals campaigns. Hence, we began to focus our efforts on the domestic market for cellular phones and small consumer electronics. Through the end of 2010 and into 2011, our revenues began to shift substantially toward cellular phones. By mid-2011 we adapted our business strategy and stopped offering to purchase cellular phones directly. In July 2011, we began to focus more intently on our core strength of cost-effective customer acquisition, and created an online marketplace where consumers interested in selling small consumer electronics that they are no longer using can educate themselves on current market values and sell their items to top-rated, reputable buyers. This strategy also allowed us to quickly expand into new product categories beyond cellular phones; we now offer a place to sell smartphones, iPads and other tablets, Kindles and other e-readers, digital cameras, MP3 players, and handheld game consoles. In April 2012, we acquired ecoSquid Inc. (“Acquisition Corp.”). Acquisition Corp owned the intellectual property that we licensed in order to implement our comparison technology platform. On July 23, 2012, we changed our name to usell.com, Inc.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 to the Three and Nine Months Ended September 30, 2012

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended
	September 30,		Change	Change
	2013	2012	(Dollars)	(Percentage)
Revenue	$1,636,386	$729,297	$907,089	124%
Cost of Revenue	133,244	68,804	64,440	94%
Gross Profit	1,503,142	660,493	842,649	128%
Sales and Marketing	1,316,086	779,681	536,405	69%
General and Administrative	900,806	2,329,799	(1,428,993)	-61%
Operating Loss	(713,750)	(2,448,987)	1,735,237	-71%
Other (Expense) Income	(112,561)	2,056,882	(2,169,443)	-105%
Net Loss	$(826,311)	$(392,105)	$(434,206)	111%

	Nine Months Ended
	September 30,		Change	Change
	2013	2012	(Dollars)	(Percentage)
Revenue	$3,907,124	$1,565,336	$2,341,788	150%
Cost of Revenue	304,408	147,720	156,688	106%
Gross Profit	3,602,716	1,417,616	2,185,100	154%
Sales and Marketing	3,271,162	1,787,711	1,483,451	83%
General and Administrative	3,792,413	4,831,967	(1,039,554)	-22%
Operating Loss	(3,460,859)	(5,202,062)	1,741,203	-33%
Other (Expense) Income	(59,211)	(2,454,828)	2,395,617	-98%
Net Loss	$(3,520,070)	$(7,656,890)	$4,136,820	-54%

Revenue by Type

The following table breaks down our revenue by type:

	For the Three Months Ended
	September 30,
	2013		2012
Consumer Electronics Referrals	$1,505,509	92%	$728,712	100%
Fulfillment Revenue	51,057	3%	-	0%
Other	79,820	5%	585	0%
	$1,636,386	100%	$729,297	100%

	For the Nine Months Ended
	September 30,
	2013		2012
Consumer Electronics Referrals	$3,653,892	94%	$1,549,427	99%
Precious Metals	-	0%	11,000	1%
Fulfillment Revenue	118,398	3%	-	0%
Other	134,834	3%	4,909	0%
	$3,907,124	100%	$1,565,336	100%

Comparison of Revenue and Sales and Marketing Spend

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Revenue	$1,636,386	$729,297	$3,907,124	$1,565,336
Sales and Marketing Expenses	$1,316,086	$779,681	$3,271,162	$1,787,711
Percentage of Revenue	80%	107%	84%	114%

As we increase our sales and marketing expenses, our revenues increase which demonstrates a strong correlation between revenue and our spending on advertising and marketing. Comparison of revenue, cost of revenue and the resulting gross margins for the three and nine months ended September 30, 2013 to the same period in 2012 highlights the effects of the growth of our business over the last year. We have increased our revenues by more than 150% over the prior year, while improving our gross margin percentage. Our revenues for the three and nine months ended September 30, 2013 and 2012 were primarily generated by earning fees for providing our partners with consumers. Additionally, during the nine months ended September 30, 2013 we began to generate advertising revenues primarily from text-based sponsored links and display advertisements.

Cost of Revenue

Our cost of revenue for generating leads for our partners consists primarily of costs to access and maintain our website, as well as amortization expense on our technology platform software.

Sales and Marketing Expenses

Our sales and marketing expenditures represent one of our most significant costs, amounting to 80% and 107% of revenue for the three months ended September 30, 2013 and 2012, respectively, and 84% and 114% of revenues for the nine months ended September 30, 2013 and 2012, respectively. We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract consumers to our website. Our sales and marketing costs include production costs to produce and edit advertisements as well as the costs to run them. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness based on a variety of metrics, including response rates, conversion rates and average revenue statistics. During 2012, our advertising and marketing costs exceeded our revenue as we incurred significant production costs to generate advertisements promoting our new online marketplace and optimized the placement of those advertisements. We have seen improvement in the return on our advertising and marketing expenses through 2013, as evidenced by the decline in total sales and marketing costs as a percentage of revenue as noted in the above table, “Comparison of Revenue and Sales and Marketing Spend.” Factors such as the time of year and significant local or nationally televised events can influence the effectiveness of our advertising campaigns. Our marketing spending will continue to vary during the end of 2013 and 2014 as we add new partners and increase our conversion rates. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the buyers on our site; this will allow us to increase our marketing spend and, accordingly, increase our revenues.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. Our general and administrative expenses for the three and nine months ended September 30, 2013 were impacted by non-cash compensation expense pertaining to share grants and option grants for services.

Excluding non-cash compensation expense, our general and administrative expenses for the three months ended September 30, 2013 decreased compared to the three months ended September 30, 2012. The three months ended September 30, 2013 includes a recovery of bad debt expense of approximately $28,000, whereas the three months ended September 30, 2012 includes a provision for bad debt expense of approximately $69,000, in relation to our ongoing assessment of the recoverability and collectability of our accounts receivable. Additionally, there was a decrease of approximately $50,000 in recruiting fee expense during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, as we did not hire any new employees during the third quarter of 2013 for which we were required to pay such fees.

Excluding non-cash compensation expense, our general and administrative expenses for the nine months ended September 30, 2013 increased, compared to the nine months ended September 30, 2012, as we began to invest in our infrastructure by increasing our headcount to support our business model. By the same token, we are continuing to seek out ways to reduce our other overhead costs by closing our Florida office, and reducing other expenses, such as travel, wherever practical. Additionally, the nine months ended September 30, 2013 includes a recovery of bad debt expense of approximately $48,000, whereas the nine months ended September 30, 2012 includes a provision for bad debt expense of approximately $69,000, in relation to our ongoing assessment of the recoverability and collectability of our accounts receivable.

Other Income (Expense)

Other income (expense) during the three and nine months ended September 30, 2013 was primarily attributable to our Convertible Notes. We recorded approximately $92,000 of non-cash interest expense related to the accretion of the discount associated with our Convertible Notes. Additionally, we recorded approximately $28,000 of derivative expense in connection with the initial valuation of the derivative liability pertaining to the price protection feature on our Convertible Notes and approximately $16,000 related to the change in the market value of the derivative liability pertaining to our Convertible Notes. Other income (expense) during the nine months ended September 30, 2013 includes the change in the market value of the derivative liability pertaining to our 2011 Series A preferred stock (“2011 Series A”). The derivative liability related to the price protection provided to investors in the 2011 Series A offering. In March 2013, all 177,906 shares of outstanding 2011 Series A were converted into common stock.

Other income (expense) during the three and nine months ended September 30, 2012 was attributable to interest expense associated with our 2011 Convertible Notes and the change in the market value of the derivative liability pertaining to our 2011 Series A, partially offset by a gain on the settlement of certain accounts payable.

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

Cash Flows from Operating Activities

We used approximately $1,316,000 of cash in operating activities during the nine months ended September 30, 2013, a decrease from approximately $2,542,000 of cash used in operating activities during the nine months ended September 30, 2012. Our net loss of approximately $3.5 million was mainly offset by approximately $1.8 million of stock-based compensation and $262,000 of depreciation and amortization. Changes in working capital provided approximately $112,000 of cash during the nine months ended September 30, 2013. During the nine months ended September 30, 2012 we had a net loss of approximately $7.7 million, which was mainly offset by approximately $2.9 million of stock-based compensation and approximately $2.3 million from the change in the market value of the derivative liability pertaining to our 2011 Series A. The 2012 net loss was also impacted by a gain on the settlement of certain accounts payable and offset by amortization of our debt discount. Changes in working capital used approximately $451,000 of cash during the nine months ended September 30, 2012. The significant components which affect our working capital are revenues derived from the leads to our partners, capital raised in private offerings, offset by marketing expenses, expenses spent on our technology infrastructure and public company expenses including audit and legal expenses.

Cash Flows from Investing Activities

During the nine months ended September 30, 2013, we capitalized approximately $382,000 of website development costs, compared to approximately $177,000 in 2012. We currently do not have any capital obligations or commitments that will require a significant amount of capital.

Cash Flows from Financing Activities

During the nine months ended September 30, 2013, our financing activities generated approximately $941,000 in net proceeds from our Convertible Notes. During the nine months ended September 30, 2012, our financing activities generated approximately $3.3 million in net proceeds, mainly comprised of proceeds from the sale of our 2011 Series A, partially offset by the repayment of an outstanding note payable to an investor.

Liquidity

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to September 30, 2013. We anticipate that we will continue to generate losses from operations in the near future. If necessary, we will reduce operating expenses other than marketing and advertising expenses. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the number of buyers on our site; which will allow us to increase our marketing spend and, accordingly, increase our revenues.

We expect that we have enough cash to sustain operations at present level for approximately six months. To meet our working capital needs as our business and revenues expand we have been conducting a “best-efforts, partial-all-or-none” offering to accredited investors seeking to raise up to $4 million from the sale of convertible notes.  The notes are convertible at $0.20 per share, are due two years from the date of the investment and bear interest of 5% per annum payable in common stock upon maturity or conversion. The notes automatically convert if the Company consummates (i) a financing of at least $1 million in which it issues common stock or common stock equivalents for a price greater than $0.25 per share or (ii) a change of control transaction whereby a majority of the Company’s outstanding voting stock is sold or there is a sale of substantially all of the Company’s assets, or (iii) the closing price of the Company’s common stock is more than $0.30 for 10 consecutive trading days. Additionally, investors will have price protection on future non-exempted issuances at a price lower than $0.20 per share of common stock or common stock equivalent. As of the date of this report, we have sold $1,120,000 of notes to accredited investors in this offering. There can be no assurance we will continue to be successful in raising money in this offering.

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

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position. Additionally, there were no material changes during the period covered by this report to any pending legal proceedings previously reported.

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

We did not sell any securities during the period covered by this report which have not been previously reported.

Subsequent to the period covered by this report (which has not yet been reported), we sold $170,000 of convertible notes, as further described in Note 9 to the Consolidated Financial Statements contained in this report.  The Convertible Notes are convertible at $0.20 per share, are due two years from the date of the investment and bear interest of 5% per annum payable in common stock upon maturity or conversion.

Additionally, on October 18, 2013, we issued 1,000,000 shares of restricted common stock to two director advisers for future services.

On October 31, 2013, the Company granted 2,750,000 restricted stock units to its directors.

All securities were issued in reliance upon the exemption provided by Section 4(a)(2) and Rule 506(b) under the Securities Act.

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

usell.com, Inc.

November 14, 2013	/s/ Daniel Brauser
Daniel Brauser
Chief Executive Officer (Principal Executive Officer)

November 14, 2013	/s/ Jennifer Calabrese
Jennifer Calabrese
Executive Vice President of Finance (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	10-QSB	6/7/06	3.1
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Rights	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1	6/24/10	3.8
3.9	Certificate of Amendment – Increase in Capital	10-Q	8/15/11	3.12
3.10	Certificate of Amendment – Reverse Split	8-K	6/11/12	3.1
3.11	Certificate of Amendment – usell.com, Inc.	10-Q	8/13/12	3.11
3.12	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.13	Certificate of Designation – Series C	10-K	3/31/11	3.10
3.14	Second Amended and Restated Certificate of Designation– Series D	8-K	3/1/13	3.1
3.15	Second Amended and Restated Bylaws	S-1	9/21/12	3.16
10.1	Form of Convertible Note	10-Q	8/14/13	10.1
10.2	Form of Subscription Agreement	10-Q	8/14/13	10.2
10.3	Commission Agreement – Digital Connect Solutions, Inc.				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished

101.INS	XBRL Instance Document				Filed

101.SCH	XBRL Taxonomy Extension Schema Document				Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 33 East 33rd Street, Suite 1101, New York, New York 10016.

