Form 10-K
period 2013-12-31
usell.com, Inc.
filed 2014-03-28
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Large accelerated filer ☐   Accelerated filer  ☐   Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.9 million.

The number of shares outstanding of the registrant’s classes of common stock, as of March 25, 2014 was 5,878,537 shares.

PART I

Item 1.	Business.

uSell.com, Inc., or uSell, is a technology based company focused on creating an online marketplace where consumers interested in selling consumer electronics through an ecommerce website based service can:

•	Find cash offers for their items based on the make, model, and condition of each item;
•	Efficiently compare offers for those items from a marketplace of professional buyers;
•	Review satisfaction ratings and customer reviews of each buyer;
•	Determine the offer they wish to accept;
•	Immediately complete their transaction on our website with the buyer of their choice;
•	Ship their device for free using either a prepaid shipping kit or shipping label; and
•	Track the progress of their order online from initiation to final payment for their device.

Our business model is similar to well established ecommerce websites such as Amazon (www.amazon.com) and eBay (www.ebay.com). These companies leverage the power of a specialized network of merchants to (i) offer competitive pricing to the customer (ii) assist the customer in deciding who to transact with by providing relevant information about each merchant and (iii) provide fulfillment services to facilitate transactions. However, while websites like Amazon and eBay enable customers to purchase goods by leveraging a network of sellers, uSell enables customers to sell goods by leveraging a network of buyers.

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

We work with electronics buying companies and provide them with a low risk, cost-efficient inventory acquisition model. Through participation in the uSell marketplace, our buyers can benefit from the high volume response rates to our national television advertising and broad-based Internet advertising campaigns, while minimizing the investment and risk associated with creating and running their own branded advertising campaigns.  Additionally, we provide our buyers with value added services such as shipping kit fulfillment, check processing, and analytics.

When consumers enter information about the device they intend to sell on our website, they are presented with offers from our buyers that are interested in purchasing that item. A buyer pays us only when a consumer accepts an offer on our website and provides us with the consumer’s name and address.  We receive a fee regardless of whether the consumer ultimately sends in the phone or other device.  We believe that this model provides our buyers with a competitive customer acquisition cost which, in turn, allows them to offer higher prices to consumers.

Our corporate headquarters are located at 33 East 33rd Street, Suite 1101, New York, New York 10016 and our phone number is (212) 213-6805. Our website can be found at www.uSell.com. The information on our website is not incorporated herein.

Company Evolution

We were incorporated in Delaware on November 18, 2003. On July 23, 2008, we acquired Money4Gold, Inc., an early stage precious metals company, and changed our name to Money4Gold Holdings, Inc. We started our business operations in 2008, buying precious metals directly from the public and selling them to a partner company. On May 7, 2009, we acquired My Gold Envelope, Inc., or MGE. MGE brought a management team with extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales. MGE’s ability to reach a broader number of consumers through its management’s experience in multi-language television advertising, direct response, and retail distribution and sales greatly accelerated our growth and increased our depth of management experience. In mid-2010, we changed our name to Upstream Worldwide, Inc. and diversified our business by introducing a service similar to our precious metals business for cellular phones. The response rates to the cellular phone offering far outpaced the responses on our precious metals campaigns. Hence, we began to focus our efforts on the domestic market for cellular phones and small consumer electronics. Through the end of 2010 and into 2011, our revenues began to shift substantially toward cellular phones. We stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011. By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly. In July 2011, we began to focus more intently on our core strengths of cost-effective customer acquisition and technology development by creating an online marketplace to connect consumers interested in selling consumer electronics to top-rated, reputable buyers. This strategy also allowed us to quickly expand into new product categories beyond cellular phones; we now offer a place to sell smartphones, iPads and other tablets, Kindles and other e-readers, digital cameras, MP3 players, and handheld game consoles. In April 2012, we acquired ecoSquid Inc., or Acquisition Corp. Acquisition Corp owned the intellectual property that we licensed in order to implement our marketplace technology platform. On July 23, 2012, we changed our name to uSell.com, Inc., and are contiuing to build our business model to help consumers monetize household items, such as small consumer electronics that they are no longer using.

To date we have established several significant milestones toward our strategy:

•	We have developed and are using a differentiated marketplace technology where professional buyers can manage bids for various electronics devices, send prepaid shipping kits and/or shipping labels to customers, process received items, communicate with customers about orders, and initiate payments to customers. We have also built and optimized a front end website for both desktops and mobile devices where customers can find instant offers, buyer information including ratings submitted by other sellers, place orders, and track orders.

•	We have established strong relationships with approximately 50 professional buyers to date, and are continuously working to bring more buyers to the platform. We believe that a higher number of buyers will make our online marketplace more efficient, thereby ensuring that consumers receive the best available pricing and service.

•	We have successfully scaled our marketing efforts for seven consecutive quarters through ongoing online and offline campaigns. Each campaign is carefully monitored which is intended to provide the highest returns, factoring in revenue and cost, as well as conversion rates at each phase of the process. By optimizing our advertising to focus on the most successful campaigns, we strive to have the highest returns on our investments and can consistently deliver the most cost efficient inventory acquisition channel to our buyers. We believe these benefits will be amplified even further as we increase the levels of our advertising investment moving forward.

•	We have facilitated close to 200,000 transactions, and currently attract over 1 million visitors to our website each month.

•	We have recently signed contracts with two major retail buyers, Staples and Tracfone, in which we have leveraged our best in class marketplace technology to offer technology trade-in to their respective customer bases. We believe these deals further validate both the demand for our service as well as the differentiation in our technology.

Market Opportunity

We believe that the market for online reverse commerce or reCommerce, though just emerging, is substantial, and that the smartphone and handheld electronics verticals offer the most immediate and compelling opportunities. There awere approximately 121 million new smartphones sold in 2013. Most consumers do not know what to do with their old devices after they upgrade. Historically, only approximately 10% of used smartphones have been sold or traded in by consumers. We believe that this is because consumers (i) do not realize how much value their smartphones still hold after they have finished using them and (ii) believe that selling devices online is difficult and ultimately not worth the hassle. This prevailing consumer mindset has created a constant lack of supply in the secondhand market. Demand, on the other hand, is thriving, fueled domestically by handset insurance providers and carrier refurbishment programs and abroad by foreign wholesalers looking to sell American products into their respective markets. We estimate that the smartphone aftermarket alone represents a $10 billion annual opportunity in the United States. Secondhand markets for other mobile electronics, such as laptops, tablets, mp3 players, and handheld gaming devices continue to develop rapidly as well, and represent another $15 billion in annual opportunity.

While electronics is the most immediate opportunity, we believe the opportunity for reCommerce extends beyond, to high demand secondhand goods like textbooks, gift cards, designer clothing and accessories, and numerous other goods that represent a goldmine of dormant inventory sitting in consumers’ homes. uSell estimates that the total market for in-home inventory is between $50-75 billion annually. This amount includes not only the items that are currently listed on our platform, but also other items for which we believe there is a robust potential reCommerce market.

Challenges

There are several challenges that exist today in the market for online reCommerce and in particular used consumer electronics, including:

•	Consumer Adoption: The online reCommerce model is still emerging and it will take time to build consumer awareness. Consumers currently have preconceived notions about the process of selling online that must be overcome. Sites like eBay and Craigslist have created a perception that an online selling process involves creating an account, posting pictures, writing detailed product descriptions, and/or overseeing a time-consuming auction process. uSell intends to develop new approaches that will fight against this consumer inertia that has developed over time.

•	Controlling Quality: uSell is a marketplace, and therefore does not directly handle inventory. Instead, it utilizes the buying power of a network of professional buyers to purchase devices from consumers. uSell does not pay the end consumer directly and therefore does not directly control processing, payment times, and payment accuracy. uSell has built systems to algorithmically oversee buyer performance, but is still exposed to inadequate service from its buyers. Our main defense is to continue to build relationships with industry leading buyers and to maintain strict service levels to which its buyers must adhere.

•	Consumer Confusion: uSell offers a system where a consumer may receive an instant quote for a certain item that he/she wishes to sell. However, it is the responsibility of the consumer to correctly identify the make, model, and condition of a particular item. Due to the enormously vast number of SKUs in different categories, it is easy for a consumer to incorrectly identify a product. When this happens, the consumer may be subject to a revised quote from a buyer, which leads to a poor experience. uSell intends to continue to develop user interface optimizations that reduce consumer confusion and ultimately lead to a better customer experience.

Competition

While still nascent, the market for reCommerce has gained significant momentum over the last two years, especially within the used smartphone vertical. Both online and offline competitors have entered the market looking to gain market share. Competitors within the smartphone vertical include:

•	Wireless carriers that have increased their focus on “trade-in” programs in an effort to help their customers self-subsidize phones as they move away from traditional contract subsidies. These programs typically offer customers credit towards a new phone or eligibility to upgrade phones during the contract without paying for the new phone for a monthly fee.

•	Retailers and big box stores such as Best Buy, Walmart, and Staples also have implemented buyback programs. These retailers offer trade-in programs that issue gift cards or store credit. uSell currently powers Staples.com online Trade-in program.

•	Direct buyers such as Gazelle.com. Unlike uSell, Gazelle is not a marketplace, but instead directly purchases inventory from consumers and sells it either domestically or abroad. Like uSell, Gazelle also has a reliance and operating expense for television and other advertising.

•	Traditional online marketplaces such as eBay and online classified sites such as Craigslist. These sites continue to offer an alternative to consumers but requires a time intensive review of all available offers and less streamlined logistics.

Beyond the smartphone and electronics verticals, reCommerce participants have emerged in almost every major category. Chegg and ValoreBooks compete to purchase used textbooks, CardCash and Cardpool focus on purchasing used gift cards, and Twice and Thredup vie to purchase used clothing directly from consumers. We believe that each of these individual verticals, in addition to new verticals, will continue to saturate, further enhancing the need for a comprehensive reCommerce marketplace solution.

Our Approach

Product

Consumers responding to our advertising campaigns come to our website where they use a simple search mechanism to identify the make and model of the item that they wish to sell. They are then asked to appraise the product by answering one simple question about the product’s condition- whether it is in “Flawless,” “Good,” or “Damaged” condition. They are then presented with a list of cash offers from uSell’s network of professional buyers. In addition to assessing the various prices offered, consumers can review ratings left by other sellers that have transacted with a particular buyer. uSell also recommends one offer based on its “Best Match” criteria, which takes into account both the price offered and the ratings of a particular buyer.

Once a seller accepts an offer, the transaction is completed after the seller indicates its preferred method of payment and mailing address. uSell then sends the seller a prepaid shipping kit to ship the device to the buyer. The buyer then manages and processes the order through the uSell platform and ultimately issues payment to the seller through the uSell system. The seller may create an account on uSell to track the status of the order throughout the process. In the event of a revised offer, the seller may opt to accept the revised offer or have the device returned free of charge.

Strengths

We believe that we have certain key strengths that will enable us to be successful:

•	Industry Best Pricing and Cash Offers: Due to uSell’s marketplace approach, it should have a significant pricing advantage over its competition. Due to the nature of the industry, different buyers have pricing advantages at different times on different products. The secondhand market for smartphones is highly dynamic and no buyer can maintain a true pricing advantage for a long period of time. Because uSell is a marketplace that leverages the collective buying power of an entire network of buyers, we believe that we will always offer industry-leading pricing. Furthermore, we believe that offering cash, rather than store credit or gift cards, provides us with a distinct advantage over carrier and retailer programs.

•	Unlimited Virtual Catalog: We believe that we are the first online marketplace of our kind in the reCommerce industry. While many competitors have attempted to gain market share in individual verticals, none have taken a vertically agnostic approach. Because we can leverage the buying power of many buyers in different verticals, we can offer consumers the ability to sell a broader list of SKUs than any individual buyer that is directly purchasing inventory. This ability to cross monetize customers in different verticals will create customer stickiness and a sustained competitive advantage, similar to how Amazon was able to gain a sustained competitive advantage in the eCommerce space.

•	Technology Driven: We believe we have one of the strongest technology teams in the reCommerce industry. We strive to innovate quickly and are continuously developing and releasing new functionality on our website to enhance the customer experience. While most of our competitors must focus on the operational challenges of processing and selling inventory on a day-to-day basis, we focus on improving our product and technology.

•	Scalable and Cost Efficient: We designed our business model and technology platform to be highly scalable and cost efficient. Our software and systems have been designed to handle significant growth in users and queries, without requiring significant re-engineering or major capital expenditures. In addition, we use a combination of proprietary software and public domain technologies that will allow us to leverage our technology investments as our traffic volume continues to grow. We do not incur meaningful costs or overhead associated with fulfillment or customer service, and we maintain relatively low fixed operating costs.

•	Flexible Discretionary Advertising: Our largest expenditures pertain to our advertising and marketing campaigns. Our consumer oriented advertising efforts include television and various forms of Internet advertising, as well as both affiliate and personal referral programs. Each approach is highly flexible and engineered in such a way as to minimize any significant up-front investments. We can dynamically tailor our campaigns to specific audiences and timeframes and adjust our spending levels to maximize our returns on each particular campaign and minimize the cost per visitor to our website.

•	Strong Management Team: Our management team is comprised of experienced marketing, technology and business entrepreneurs, each with a track record of success. Our varied industry backgrounds are united by the application of technological innovation to new or existing industries. We feel that our collective experience puts us in a unique position to focus on leveraging technology in an innovative way, while minimizing capital expenditures and overhead costs, to create an online marketplace that provides consumers a better way to sell small consumer electronics that they are no longer using.

Marketing and Advertising

We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract visitors to our website. The methods of advertising used and the level of advertising investment vary based on a variety of factors that influence the effectiveness of direct response advertising. The nature of our direct response advertising and marketing campaigns generally yields a strong correlation between our level of spending on sales and marketing and our revenue. See page 11 for further description of the revenue and marketing spend correlation. Hence, as we increase our advertising and marketing budgets, we anticipate that our revenue will grow accordingly. Our advertising methods include the following:

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

Growth Strategy

We believe that the industry has reached a tipping point, and that we must invest heavily in advertising in order to capture as much market share as possible over the next two years. While reCommerce remains a nascent industry, it is developing rapidly and uSell must continue to brand itself with the consumer as it becomes more mainstream. We will continue to invest in the highest return on investment online and offline channels to maximize effectiveness.

In addition to our direct response marketing campaigns, we have developed an Application Programming Interface, as well as a hosted white label solution, to offer our technology to other web properties interested in offering device trade-in as a service to customers. We feel that this is a natural extension of our business model and an exciting new way for us to extend the reach of our service. We have entered into agreements with Staples and Tracfone to provide them with an online trade-in program for their customers. We believe these partnerships will pave the way for other similar opportunities over the next year.

Beyond our advertising and white label distribution strategies, we are focused on growing repeat and referral business.  While we are early in our lifecycle, we already see significant numbers of customers coming from both of these categories.  Growth in these segments positively impacts our business as there is no significant advertising cost required. Early traction in repeat and referral traffic represents the ultimate validation of our service model by our customers.  We believe these channels will continue to grow relative to other channels as we continue to enhance our customer experience.

Government Regulation

Advertising and promotional information presented to visitors on our websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. In the United States, Congress has begun to adopt legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. Such legislation includes the Communications Decency Act of 1996, which regulates content of material on the Internet and the Digital Millennium Copyright Act of 1998, which provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. In the area of data protection, the U.S. Federal Trade Commission and certain state agencies have investigated various Internet companies’ use of their customers’ personal information, and certain federal and state statutes regulate specific aspects of privacy and data collection practices. We are also subject to a variety of state and federal regulations and laws including state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and its accompanying regulations and guidelines, including “little” unfair trade practice laws. Because we engage in marketing activities over the Internet and email, we may be subject to some of these laws and regulations.

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

Employees

As of March 20, 2014, we had 19 full-time employees and 1 part-time employee. None of our employees are subject to a collective bargaining agreement.

Intellectual Property

Our proprietary intellectual property consists of trade secrets. We rely primarily on a combination of copyrights, trademarks, trade secret laws, and restrictions on disclosure to protect our intellectual property rights. We enter into proprietary information and confidentiality agreements with our employees, consultants and commercial buyers and control access to, and distribution of our software documentation and other proprietary information. Our copyrights, trademarks and licenses expire at various dates, and we believe that none is individually significant.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 3,000 square feet for our corporate headquarters, sales, marketing, development and customer support divisions located at 33 East 33rd Street, Suite 1101, New York, New York 10016 under a lease expiring in August 2015.

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

Our common stock is quoted on the Bulletin Board under the symbol “USEL.” As of March 25, 2014, the last reported sale price of our common stock as reported by the Bulletin Board was $4.75 per share. As of that date, there were approximately 282 shareholders of record. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. All share and per share information in the table below reflects the 1-for-15 reverse stock split which was effected on January 21, 2014

The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Stock Price
		High	Low
		($)	($)
2013	December 31	5.62	2.10
	September 30	3.46	2.10
	June 30	3.45	1.05
	March 31	2.70	1.27

2012	December 31	2.85	0.75
	September 30	7.35	2.25
	June 30	8.25	3.60
	March 31	12.60	3.90

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in filings with the SEC, we have issued shares of common stock which are not registered under the Securities Act of 1933 (the “Act”), as described below.

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Advisors (1)	December 10, 2013	66,666 shares of common stock (2)	Advisory services

Consultants (1)	January 30, 2014	32,000 shares of common stock	Consulting services

Investors (1)	February 26, 2014 and March 17, 2014	150,000 shares of common stock	$449,999 investment by three accredited investors

(1)	Issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

(2)	Shares reflect post-split amount.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors.”

Company Overview

uSell.com, Inc. is a technology based company focused on creating an online marketplace where consumers interested in selling small consumer electronics through an ecommerce website based service can:

•	Find cash offers for their items based on the make, model, and condition of each item

•	Efficiently compare offers for those items from a marketplace of professional buyers

•	Review satisfaction ratings and customer reviews of each buyer

•	Determine the offer they wish to accept

•	Immediately complete their transaction on our website with the buyer of their choice

•	Ship their device for free using either a prepaid shipping kit or shipping label, and

•	Track the progress of their order online from initiation to final payment for their device

Our business model is similar to well established ecommerce websites such as Amazon (www.amazon.com) and eBay (www.ebay.com). These companies leverage the power of a specialized network of merchants to (i) offer competitive pricing to the customer, (ii) assist the customer in deciding who to transact with by providing relevant information about each merchant, and (iii) provide fulfillment services to facilitate transactions. However, while websites like Amazon and eBay enable customers to purchase goods by leveraging a network of sellers, uSell enables customers to sell goods by leveraging a network of buyers.

Company Evolution

We were incorporated in Delaware on November 18, 2003. On July 23, 2008, we acquired Money4Gold, Inc., an early stage precious metals company, and changed our name to Money4Gold Holdings, Inc. We started our business operations in 2008, buying precious metals directly from the public and selling them to a partner company. On May 7, 2009, we acquired My Gold Envelope, Inc., or MGE. MGE brought a management team with extensive experience in creating and growing businesses that provide shareholder value in a broad array of industries, including direct response, Internet marketing and national retail distribution and sales. MGE’s ability to reach a broader number of consumers through its management’s experience in multi-language television advertising, direct response, and retail distribution and sales greatly accelerated our growth and increased our depth of management experience. In mid-2010, we changed our name to Upstream Worldwide, Inc. and diversified our business by introducing a service similar to our precious metals business for cellular phones. The response rates to the cellular phone offering far outpaced the responses on our precious metals campaigns. Hence, we began to focus our efforts on the domestic market for cellular phones and small consumer electronics. Through the end of 2010 and into 2011, our revenues began to shift substantially toward cellular phones. We stopped offering to purchase precious metals in the United Kingdom and European markets during the fourth quarter of 2010 and in Canada and the United States in early 2011. By mid-2011 we further adapted our business strategy and stopped offering to purchase cellular phones directly. In July 2011, we began to focus more intently on our core strengths of cost-effective customer acquisition and technology development by creating an online marketplace to connect consumers interested in selling consumer electronics to top-rated, reputable buyers. This strategy also allowed us to quickly expand into new product categories beyond cellular phones; we now offer a place to sell smartphones, iPads and other tablets, Kindles and other e-readers, digital cameras, MP3 players, and handheld game consoles. In April 2012, we acquired ecoSquid Inc., or Acquisition Corp. Acquisition Corp owned the intellectual property that we licensed in order to implement our marketplace technology platform. On July 23, 2012, we changed our name to uSell.com, Inc., and are continuing to build our business model to help consumers monetize household items, such as small consumer electronics that they are no longer using.

Reverse Stock Split

On January 21, 2014, we effected a 1-for-15 reverse stock split of our common stock. As a result of the reverse stock split, every fifteen shares of our common stock were combined into one share of common stock. Immediately after the January 21, 2014 effective date, we had 4,907,462 shares of common stock issued and outstanding. The share numbers and prices in this report have been adjusted to give retroactive effect to the reverse stock split.

2013 Highlights

•	Revenues of $5.4 million for the year ended December 31, 2013, up 125% from revenues of $2.4 million for the year ended December 31, 2012;
•	Gross margins above 90% for the 8th consecutive quarter;
•	Operating loss of $4.3 million for the year ended December 31, 2013, a $2.3 million improvement from an operating loss of $6.6 million for the year ended December 31, 2012;
•	Cash used in operating activities of $1.8 million for the year ended December 31, 2013, a $1.5 million improvement compared to $3.3 million of cash used in operating activities for the year ended December 31, 2012;
•	Continued improved efficiency of marketing spend;

New Accounting Pronouncements

See Note 3 to the accompanying Consolidated Financial Statements contained herein for a discussion of recent accounting pronouncements.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the Securities and Exchange Commission (“SEC”), we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that if incorrect could have a material adverse impact on our results of operations and financial condition. See Note 3 to our Consolidated Financial Statements contained herein for further discussion regarding our critical accounting policies and estimates.

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

Consumer Electronics Referrals

Individuals responding to our advertising campaigns come to our website where they search our database for the item they wish to sell. They are prompted to answer a number of questions regarding the condition of the item and which associated accessories they have, if any. Upon completion of the appraisal questions, they are presented with a listing of offers to purchase their item from our buyers. We earn a fee for providing our buyers with customers and recognize revenue upon acceptance of the buyer’s offer by the Consumer. We receive this fee regardless of whether the Consumer ultimately sends in the device. We record payments received from buyers in advance of offer acceptance as deferred revenue at the time payment is received.

Until January 2013, all our buyers paid similar fees per referral. The Company received a higher fee for premium electronics, such as smartphones and iPhones, and a lower fee for non-premium electronics.

Beginning in January 2013, we changed our fee structure with our buyers. Our buyers now pay fees based on the demand for the individual item which the Consumer is seeking to sell. Fees are no longer based on the value of the item sold. All other terms of our agreements with our buyers remained the same.

Fulfillment Revenue

In December 2012, we began to offer fulfillment services on behalf of our buyers for the items sold by Consumers. We act as the agent in these transactions, passing orders booked by our buyers to our vendors, who then assemble the kits and mail them directly to the consumers. We earn a standard fee from our buyers and recognize revenue upon shipment of the kits to the Consumers. We evaluated the presentation of revenue on a gross versus net basis and determined that since we perform as an agent without assuming the risks and rewards of ownership of the goods, revenue should be reported on a net basis.

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

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense for the years ended December 31, 2013 and 2012.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

Results of Operations

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	Years Ended December 31,		Change	Change
	2013	2012	(Dollars)	(Percentage)
Revenue	$5,371,381	$2,383,466	$2,987,915	125%
Cost of Revenue	416,233	222,036	194,197	87%
Gross Profit	4,955,148	2,161,430	2,793,718	129%
Sales and Marketing	4,729,552	2,601,655	2,127,897	82%
General and Administrative	4,480,070	6,145,060	(1,664,990)	-27%
Operating Loss	(4,254,474)	(6,585,285)	2,330,811	-35%
Other (Expense) Income	(8,382)	(2,264,086)	2,255,704	-100%
Net Loss	$(4,262,856)	$(8,849,371)	$4,586,515	-52%

Revenue by Type

The following table breaks down our revenue by type:

	Years Ended December 31,
	2013		2012
Consumer Electronics Referrals	$4,923,124	92%	$2,357,772	99%
Precious Metals	-	0%	11,000	1%
Fulfillment Revenue	162,965	3%	7,041	0%
Advertising Revenue	285,292	5%	7,653	0%
	$5,371,381	100%	$2,383,466	100%

Comparison of Revenue and Sales and Marketing Spend

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	Years Ended Dec. 31,
	2013	2012
Revenue	$5,371,381	$2,383,466
Sales and Marketing Expenses	$4,729,552	$2,601,655
Percentage of Revenue	88%	109%

As we increase our sales and marketing expenses, our revenues increase which demonstrates a strong correlation between revenue and our spending on advertising and marketing. Comparison of revenue, cost of revenue and the resulting gross margins for the year ended December 31, 2013 to the same period in 2012 highlights the effects of the growth of our business over the last year. We have increased our revenues by 125% over the prior year, while improving our gross margin percentage. Our revenues for the years ended December 31, 2013 and 2012 were primarily generated by earning fees for providing our buyers with consumers. Additionally, during the year ended December 31, 2013 we began to generate advertising revenues primarily from text-based sponsored links and display advertisements.

Cost of Revenue

Our cost of revenue for generating leads for our buyers consists primarily of costs to access and maintain our website, as well as amortization expense on our technology platform software.

Sales and Marketing Expenses

Our sales and marketing expenses represent one of our most significant costs, amounting to 88% and 109% of revenue for the years ended December 31, 2013 and 2012, respectively. We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract consumers to our website. Our sales and marketing costs include production costs to produce and edit advertisements, as well as the costs to run them. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness based on a variety of metrics, including response rates, conversion rates and average revenue statistics. During 2012, our advertising and marketing costs exceeded our revenue as we incurred significant production costs to generate advertisements promoting our new online marketplace and optimized the placement of those advertisements. We have seen improvement in the return on our advertising and marketing expenses through 2013, as evidenced by the decline in total sales and marketing costs as a percentage of revenue as noted in the above table. Factors such as the time of year and significant local or nationally televised events can influence the effectiveness of our advertising campaigns. Our marketing spending will continue to vary during 2014 as we add new buyers and increase our conversion rates. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the buyers on our site; allowing us to increase our marketing spend and, accordingly, increase our revenues.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. Our general and administrative expenses for the years ended December 31, 2013 and 2012 were impacted by non-cash compensation expense pertaining to share grants and option grants for services.

Excluding non-cash compensation expense, our general and administrative expenses for the year ended December 31, 2013 decreased by approximately $226,000, compared to the year ended December 31, 2012. The year ended December 31, 2013 includes a recovery of bad debt expense of approximately $67,000, whereas the year ended December 31, 2012 includes a provision for bad debt expense of approximately $100,000, resulting from our ongoing assessment of the recoverability and collectability of our accounts receivable. Additionally, the year ended December 31, 2013 reflects the recognition of approximately $218,000 of income due to the reversal of previously recorded liabilities. The decrease in our general and administrative expenses was offset by an increase in salary and salary related expenses of approximately $159,000, as we invested in our infrastructure by increasing our headcount to support our business model.

Other Income (Expenses)

Other income (expense) during the year ended December 31, 2013 includes approximately $335,000 of interest expense primarily attributable to our 2013 Convertible Notes. We recorded approximately $309,000 of non-cash interest expense related to the accretion of the discount associated with our 2013 Convertible Notes and approximately $23,000 of contractual interest expense on our 2013 Convertible Notes. Additionally, we recorded approximately $61,000 of derivative expense in connection with the initial valuation of the derivative liability pertaining to the price protection feature on our 2013 Convertible Notes and approximately $149,000 related to the change in the market value of the derivative liability pertaining to our 2013 Convertible Notes. Other income (expense) during the year ended December 31, 2013 also includes approximately $189,000 related to the gain on the settlement of certain accounts payable due to the final liquidation of our UK subsidiary and approximately $48,000 of income due to the change in the market value of the derivative liability pertaining to our 2011 Series A preferred stock (“2011 Series A”). In March 2013, all 177,906 shares of outstanding 2011 Series A were converted into common stock.

Other income (expense) during the year ended December 31, 2012 was primarily attributable to the change in the market value of the derivative liability pertaining to our 2011 Series A mainly resulting from the change in our stock price. The derivative liability related to the price protection provided to investors in the 2011 Series A offering. During the year ended December 31, 2012, we also incurred interest expense associated with our 2011 Convertible Notes of approximately $400,000, partially offset by a gain on the settlement of certain accounts payable of $190,000.

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

Cash receipts from our buyers, for providing them with consumers, are generally received by us within seven to 10 days of the order being placed with the buyer by the consumer.

Cash Flows from Operating Activities

We used approximately $1.8 million of cash in operating activities in 2013, a decrease of approximately $1.5 million, from approximately $3.3 million of cash used in operating activities in 2012. Our net loss of approximately $4.3 million was mainly offset by approximately $2.1 million of stock-based compensation, $363,000 of depreciation and amortization and $309,000 of amortization of debt discount pertaining to our 2013 Convertible Notes. The 2013 net loss was also impacted by a gain on the settlement of certain accounts payable of approximately $189,000 and approximately $149,000 from the change in the market value of the derivative liability pertaining to our 2013 Convertible Notes. Changes in working capital provided approximately $46,000 of cash during the year ended December 31, 2013.

Our 2012 net loss of approximately $8.8 million was mainly offset by approximately $3.6 million of stock-based compensation and a change in fair value of derivative liability related to our Series A of approximately $2.1 million. Changes in working capital used approximately $523,000 of cash during the year ended December 31, 2012.

Cash Flows from Investing Activities

During the year ended December 31, 2013, we capitalized approximately $541,000 of website development costs, compared to approximately $248,000 in 2012. We currently do not have any capital obligations or commitments that will require a significant amount of capital.

Cash Flows from Financing Activities

During the year ended December 31, 2013, our financing activities generated approximately $1.2 million in net proceeds from our 2013 Convertible Notes. During the year ended December 31, 2012, our financing activities generated approximately $3.3 million in net proceeds, mainly comprised of proceeds from the sale of our 2011 Series A, partially offset by the repayment of an outstanding note payable to an investor.

Liquidity

We do not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions of which some of the recent offerings are described in the next paragraph. Losses from operations are continuing subsequent to December 31, 2013. We anticipate that we will continue to generate losses from operations in the near future. If necessary, we will reduce operating expenses other than marketing and advertising expenses. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the number of buyers on our site; which will allow us to increase our marketing spend and, accordingly, increase our revenues.

In late 2013, we sold $1,220,000 of convertible notes. The convertible notes, plus accrued interest, were converted in February 2014. In February and March 2014, we issued a total of 591,667 shares of common stock to several investors in exchange for net proceeds of $1,700,000. We are currently contemplating an offering of the Company’s shares of common stock in order to provide additional working capital, as well as meet the NASDAQ’s shareholders equity listing requirement. If we do not close this offering, we expect that we have enough cash to sustain operations at the present level for approximately one year.

There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. If additional sources of funds are needed to continue operations, future efforts to raise additional funds may not be successful or, they may not be available on acceptable terms, if at all.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan and continuing to raise capital.

Related Party Transactions

See Note 13 of the Consolidated Financial Statements contained herein.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding liquidity, anticipated revenues, capital expenditures, expectations from proposed capital raises, and anticipated results from increasing buyers on our site.

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

We incurred net losses of approximately $4.2 million in 2013 and $8.8 million in 2012. We anticipate these losses will continue for the foreseeable future. Additionally, we have negative cash flows from operations. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may have to reduce our expenditures, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

Because we have a limited operating history to evaluate our Company and our new business model, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

In the third quarter in 2011, we began testing our platform which aggregates offers from our buyers to customers who we attract to our website. Since we have a limited operating history, we cannot assure you that our business will be profitable. Early stage companies often are unsuccessful and encounter unanticipated expenses and difficulties, investors should consider this risk in determining whether to purchase or sell our common stock.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We believe that our cash on hand and cash flow from operations will be sufficient to meet our anticipated cash needs for at least one year. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities. Because of the difficulties which microcap companies have in raising capital, the lack of available credit for companies like us and our stock price, we may be hampered in our ability to raise the necessary working capital. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments will dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. For example, the Series A offering was extremely dilutive to common shareholders and any future financing may be equally or more dilutive. The investors in the Series A received certain price protection features as well. In the event that we sell securities in the future below a value of $3.00 per share, we will be required to issue additional shares of common stock to these investors, to the extent they are still holding the common stock derived from the shares purchased in the offering. In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we require additional financing and such financing is not available on reasonable terms or at all, we may have to reduce our marketing efforts and we will have to modify our business plans accordingly.

We may be unable to maintain or establish relationships with buyers, which would adversely affect our results of operations.

In July 2011, we focused our business on creating an online marketplace where consumers could sell their small electronics which was a new, unproven market for us. Our ability to attract sellers of small electronics to our website depends in large part on providing a sufficient number of buyers to make our online marketplace efficient and providing customers with the best available pricing and service. We do not have long-term or exclusive agreements with our buyers. The loss of existing relationships with buyers, or an inability to continue to add new ones, may cause our platform to provide limited pricing, availability and other information important to customer’s visiting our website. This deficiency could reduce customer confidence in the offers provided by buyers on our website, making customers less likely to sell to our buyers and come back to our website, which would limit the revenues we are able to generate from our platform. In turn, this will adversely affect our business.

Because we operate a platform or marketplace, we do not purchase devices directly from consumers. We rely on our buyers to provide offers to our consumers and to complete the transactions with the consumers.

If our buyers limit the number of devices on which they provide offers, consumers may not receive offers on the devices they are trying to sell. As we grow our marketing campaigns, we expect the volume of transactions to increase. If consumers do not receive offers to buy their devices or if our buyers are unable to service the increased volume, consumers may be forced to go elsewhere to sell their devices, or abandon the transaction altogether.

If any of our buyers provide poor customer service to our customers, it could hurt the uSell brand and adversely affect our business.

We believe the importance of customer service in order to generate business and repeat customers is paramount to our ability to be successful. If any of our buyers provide poor customer service including delayed and/or reduced payments, or poor website performance, we may lose customers. In particular, customers may think their electronics and other products are in better condition than they are or may not know the exact model, which could result in our buyers paying customers less than the customer anticipated. Although we provide customers with the ability to rate our buyers after they have completed their transaction, there is no assurance that this rating system provides an accurate depiction of the service provided by our buyers.

Because we cannot control key elements of our business, we may not be successful.

Although we are responsible for creating effective marketing campaigns and for providing a robust, secure and easy to use website for consumers, we have no ability to control our buyers which are a key part of our business model. If our buyers do not provide excellent service and prices which consumers perceive to be fair, it would affect the reputation of our business, as well as possibly helping our competitors. While our marketplace has evolved so we now control and complete all transactions on our website and through third parties (including sending mail-in packs to consumers who accept offers), however, we rely on buyers to make offers, provide funds to pay consumers and evaluate the condition of smartphones and other products. We cannot assure you that our buyers will perform the services in a satisfactory way.

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

Additionally, the majority of our buyers are small electronic recycling companies which are not largely capitalized and do not have the infrastructure to adapt to our expected rapid growth. If our buyers do not have the liquidity to pay all of the customers that come to our site, customers may not get paid in time which would hurt the uSell brand. All of these factors could adversely affect our ability to become profitable.

If we do not have sufficient capital to market our service, our revenue will be insufficient to support our operations.

We are currently spending approximately $390,000 a month on marketing which is not enough money to market our service in a manner which we expect will generate enough revenue to support our operations. Our marketing spending will vary during 2014 as we add new buyers and increase our conversion rates. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and increase the number of buyers on our site; we believe, this in turn, will allow us to increase our marketing spend and, accordingly, increase our revenues. If these efforts do not generate the revenue level we anticipate, or if we lack sufficient capital, our revenue will be insufficient to support our operations.

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

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, Daniel Brauser, our Chief Executive Officer, and Nik Raman, our Chief Operating Officer, are important to the management of our business and operations and the development of our strategic direction. The loss of the services of any of these officers and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

We compete with eBay and other online auction companies, Gazelle, a leading platform for selling used small electronics, and with many small websites including our buyers. In addition, cellular service providers, such as AT&T, Verizon, T-Mobile and Sprint, and large retail companies, such as Staples, Best Buy and Radio Shack, have introduced trade-in programs for used smartphone devices, including programs which gives consumers the right to turn in their phone every six months for a new phone. Our smaller size, lack of established brand name, shorter operating history and limited working capital may limit our advertising levels, our ability to expand successfully into new markets or effectively compete against these other companies. If we are not able to compete effectively, our future business and our future results of operations and financial condition will be adversely affected.

Because we rely on the continuing rapid pace of technological development in the smartphone and tablet industries, if innovation in these industries were to decrease, our future results of operation will be adversely affected.

We believe that one of the driving factors for the potential success of our platform is the continued improvements in the smartphone industry and tablet market. Because many consumers have in the past expressed a continual need to have the latest generation phones and iPads or other tablets, the opportunity for providing these consumers with an outlet to sell their used electronics is promising. However, we cannot guarantee that consumers will visit our website to sell their used electronics. If innovation in smartphone or tablet device technology were to level off, the purchase of new phones and tablets could be diminished, reducing the need for an online marketplace for selling used electronics. In such event, our results of operations would suffer and we may not be able to continue operations.

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

Additionally, our business is heavily reliant on application program interfaces with our buyers.  If we experience information technology problems with one or more of our buyers, it could adversely affect our business.

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

Because our networks and IT systems may be vulnerable to unauthorized persons hacking our systems, it could disrupt our operations and result in the theft of our proprietary information.

A party who is able to breach the security measures on our networks could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations. Hacking of websites is a growing problem. If we grow and obtain more visibility, we may be more vulnerable to hacking. We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse effect on our financial performance and operating results.

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

If there is new tax treatment of companies engaged in Internet commerce, it could adversely affect the commercial use of our marketing services and our financial results.

Due to the global nature of the Internet, it is possible that governments might attempt to tax our activities. New or revised tax regulations may subject us to additional sales, income and other taxes. Recently there has been movement toward Congress permitting states and localities to impose sale taxes on online purchases. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and especially sales taxes would likely increase the cost of doing business online, and increase advertising and marketing costs over the Internet. Any of these events will increase our costs and adversely affect our business and results of operations.

If a third party asserts that we are infringing on its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

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

Our common stock trades on the Over-The-Counter Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. While we have applied to list our common stock and warrants on the Nasdaq Capital Market, we cannot assure you that our application will be granted or if it is, the market will be more liquid. If the market for our common stock does not become more active or if our common stock price does not continue to trade above $4.00 per share, it is not likely our listing application with Nasdaq will be approved. If an active market for our common stock does not develop there may be a substantial decrease in the price of our common stock.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions, including listing on a national securities exchange like Nasdaq. The market price of our common stock on the Bulletin Board has been less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to increase revenue in each succeeding quarter;
•	Our failure to achieve and maintain profitability;
•	Our failure to have our securities listed on Nasdaq;
•	Our failure to meet our revenue and earnings guidance;
•	The loss of buyers;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	Adverse court ruling or regulatory action;
•	Our failure to meet financial analysts’ performance expectations;
•	Changes in earnings estimates and recommendations by financial analysts;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing which is dilutive to our shareholders;
•	Our announcement of a change in the direction of our business; or
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships; joint ventures or capital commitments.

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

As previously disclosed in our Current Report on Form 8-K filed on January 22, 2014, the Audit Committee of the Board of Directors approved the engagement of Marcum LLP as our independent registered public accounting firm effective January 21, 2014. There were no disagreements or reportable events related to the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 1992.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective based on that criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors.  All directors serve one-year terms or until each of their successors are duly qualified and elected.  There is one vacancy on our Board of Directors, which we refer to as our “Board.” The officers are elected by the Board.

Name	Age	Position

Daniel Brauser	33	President and Director

Michael Brachfeld	43	Chief Financial Officer and Chief Accounting Officer

Nik Raman	30	Chief Operating Officer and Director

Jennifer Calabrese	43	Executive Vice President of Finance

Michael Brauser	58	Director

Douglas Feirstein	43	Director

Scott Frohman	46	Director

Grant Fitzwilliam	46	Director

Daniel Brauser has served as our Chief Executive Officer since October 16, 2013, our President since January 27, 2012 and as a director since July 23, 2008. Mr. Brauser previously served as our Chief Executive Officer from July 10, 2012 until October 10, 2012. Prior to being appointed Chief Executive Officer, Mr. Brauser served as our Chief Financial Officer from July 23, 2008 through July 10, 2012. From July 23, 2008 through May 7, 2009, Mr. Brauser also served as our President and Chief Operating Officer. From November 2005 until September 2007, Mr. Brauser served as the Senior Vice President of Health Benefits Direct Corporation. Mr. Brauser was selected as a director for his extensive experience managing the growth of young companies from start-up through to maturity. In addition, as a founder of our reverse logistics business, Mr. Brauser possesses an in-depth understanding of the challenges and risks and characteristics unique to our business model and the reverse logistics market.

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

Jennifer Calabrese was appointed Executive Vice President of Finance on March 28, 2013. Ms. Calabrese has been acting as our principal financial and accounting officer since October 2012 when our Chief Financial Officer began providing a high level direction on a very limited basis due to health reasons. Since August 2012, Ms. Calabrese has been the Managing Member of Calabrese Consulting, LLC, a company she founded, which provides SEC financial reporting compliance and consulting services. From March 2010 through August 2012, Ms. Calabrese served as the Director of Accounting and SEC Reporting at eLandia Group, Inc., a provider of information technology products and services to small, medium-sized and large businesses as well as government entities, primarily in Latin America. From July 2007 through March 2010, Ms. Calabrese was the Managing Director of SEC Solutions Group, LLC, a company specializing in SEC financial reporting compliance and consulting services. She is a Certified Public Accountant in New York.

Michael Brauser has served as our Chairman of the Board since October 16, 2013 and our director since November 18, 2011. From November 18, 2011 until January 27, 2012, Mr. Brauser served as our Chairman of the Board. From January 27, 2012, until October 10, 2012, Mr. Brauser served as our Co-Chairman. Mr. Brauser has been the manager of Marlin Capital Partners, LLC, a private investment company, since 2003. Mr. Brauser served as the Co-Chairman of interclick, inc. from August 2007 until it was acquired by Yahoo, Inc. in December 2011. Since October 2011, Mr. Brauser has served as a Co-Chairman on the Board of Directors of Chromadex Corp., a publicly-traded developer of phytochemical and botanical reference standards. Mr. Brauser also served as a Co-Chairman of the Board of Directors of Chromadex Corp between May 2010 and March 2011. Mr. Brauser was selected as a director due to his significant experience in the Internet industry, and his extensive business, financial and management expertise. He is the father of Mr. Dan Brauser, our Chief Executive Officer.

Douglas Feirstein has served as a director since May 7, 2009 when we acquired MGE. Until July 10, 2012, Mr. Feirstein served as our Chief Executive Officer since May 7, 2009 when we acquired MGE. In October 2012, Mr. Feirstein co-founded Hired, Inc., an online marketplace for recruiting engineers, product managers, designers and product managers. Mr. Feirstein was selected as a director for his extensive experience managing the growth of young companies from start-up through to maturity. In addition, as a founder of MGE, Mr. Feirstein possesses a detailed understanding of the characteristics unique to our business model.

Scott Frohman served as our Chairman of the Board from July 23, 2008 through November 18, 2011, and as a director since November 18, 2011. Since November 2013, Mr. Frohman has been the Chief Executive Officer of Vaporin Florida, Inc., an e-cigarette company. In January 2014, Mr. Frohman was appointed Chief Executive Officer of Vaporin, Inc. (formerly known as Valor Gold Corp.) in connection with the reverse merger of Vaporin Florida into Vaporin, Inc. From October 31, 2013 until January 24, 2014, Mr. Frohman served as a consultant to uSell through an entity he controlled. From June 2008 until September 2012, Mr. Frohman served as the Chief Executive Officer and a director of Options Media Group Holdings, Inc. Mr. Frohman was selected as a director for his general business management with specific experience in marketing driven companies.

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

Independence

Our Board has determined that Messrs. Fitzwilliam and Frohman are independent under the NASDAQ Stock Market listing rules and that Mr. Fitzwilliam is independent in accordance with the NASDAQ independence standards for audit committees. The Board considered Mr. Frohman’s commission agreement with uSell in determining that he was not independent in accordance with audit committee standards. See page 32 for a further discussion of this agreement.

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

Presently, the largest risk affecting uSell is the inability to generate sufficient revenue so that we have positive cash flow from operations. The Board actively interfaces with management on seeking solutions.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at uSell.com, Inc., 33 East 33rd Street, Suite 1101, New York, New York 10016, Attention: Corporate Secretary, or by facsimile (888) 748-1120.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2013 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

Item 11. Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000 in 2013. We refer to these persons as the “Named Executive Officers.”

2013 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)(1)		Stock Awards ($)(e)(2)		Option Awards ($)(f)(2)		Total ($)(j)
Daniel Brauser	2013	108,654		126,500	(3)	-		235,154
Chief Executive Officer	2012	122,596		-		51,000	(4)	173,596

Sergio Zyman	2013	437,500	(5)	-		-		437,500
Former Chief Executive Officer	2012	720,000	(6)	1,137,500	(7)	344,000	(8)	2,201,500

Nik Raman	2013	107,663		126,500	(3)	-		234,163
Chief Operating Officer	2012	122,596		-		112,000	(4)(9)	234,596

(1)	With the exception of Mr. Zyman, the compensation in this column represents cash compensation, see Notes (5) and (6) below.
(2)	The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent equity awards and do not reflect the actual amounts that may be realized by the Named Executive Officers. Our assumptions with respect to the calculation of these values are set forth in Note 3 of our Consolidated Financial Statements contained herein.
(3)	In October 2013, as compensation for services to be provided as a member of the Board, Messrs. Brauser and Raman were each granted 36,666 restricted stock units, which vest annually over five years beginning October 31, 2014.
(4)	In 2012, as compensation for services provided as a member of the Board, Messrs. Brauser and Raman were each granted 13,333 five-year stock options exercisable at $3.00 per share, which vested on July 10, 2013.
(5)	In February 2013, Mr. Zyman was granted 233,333 fully vested shares of the Company’s common stock in lieu of a cash salary.
(6)	In 2012, Mr. Zyman was granted 400,000 shares of uSell’s common stock in lieu of a cash salary. See “Named Executive Officer Employment Arrangements” below for a description of this grant.
(7)	In 2012, Mr. Zyman was granted 233,333 fully vested shares of common stock as compensation for services provided as a member of the Board.
(8)	In 2012, Mr. Zyman was granted 66,666 fully vested stock options exercisable at $3.00 per share as compensation for services provided as a member of the Board.
(9)	In 2012, Mr. Raman was granted 13,333 five-year stock options exercisable at $3.00 per share. Of the options, 25% vested on August 28, 2013 and the remaining vest (or vested) every three months thereafter over a three-year period.

Named Executive Officer Employment Arrangements

Daniel Brauser. Effective January 1, 2012, Mr. Daniel Brauser, our Chief Executive Officer, began drawing a salary of $125,000 per year under an oral contract.

Sergio Zyman. Prior to his resignation, Mr. Sergio Zyman, our former Chief Executive Officer, did not receive a salary. In December 2012, Mr. Zyman was granted 400,000 shares of restricted common stock as consideration for his service as Chief Executive Officer in lieu of cash and other compensation. When Mr. Zyman was appointed Chief Executive Officer on October 10, 2012, the Company deferred consideration of his compensation. Of these shares, 33,333 were immediately vested (representing the period of time Mr. Zyman had performed services prior to his appointment as Chief Executive Officer) and the remaining shares vested (or were to vest) in equal increments of 16,666 shares on the 10th day of each month over a 22-month period, subject to his continued employment on each applicable vesting date. With his resignation, 216,667 shares did not vest. In February 2013, Mr. Zyman was granted 233,333 fully vested shares of common stock in connection with his employment as Chief Executive Officer.

Nik Raman. Mr. Nik Raman receives a base salary of $125,000 per year under an oral contract.

Termination Provisions

No executive officer is entitled to any severance rights.

Outstanding Equity Awards At 2013 Fiscal Year-End

Listed below is information with respect to unexercised options and shares of common stock that have not vested for each Named Executive Officer outstanding as of December 31, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)		(e)	(f)	(g)		(h)

Daniel Brauser	705	0		10.23	12/22/2014
	9,526	0		10.23	12/22/2014
	13,378	3,087	(1)	10.23	9/10/2015
	13,333	0		3.00	7/10/2017
						36,666	(2)	109,998	(2)

Sergio Zyman	66,666	0		3.00	7/18/2017

Nik Raman	13,333	0		3.00	7/10/2017
	4,167	9,166	(3)	3.00	8/28/2017
						36,666	(2)	109,998	(2)

(1)	The unvested options vest each calendar quarter until September 30, 2014.
(2)	Represents unvested restricted stock units. Market value is based on $3.00 closing price on December 31, 2013.
(3)	These unvested options vest in 11 equal increments every three months with the first vesting date being February 28, 2014.

Director Compensation

We do not pay cash compensation to our directors for service on our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members.

2013 Director Compensation

The table below sets forth certain information with respect to compensation awarded to, paid to or earned by each of our non-employee directors during 2013. Mr. Daniel Brauser and Mr. Raman’s director compensation is included in the Summary Compensation Table above.

Name (a)	Stock Awards ($)(c)(1)(2)	Option Awards ($)(d)(1)	Total ($)(j)

Michael Brauser	230,000		230,000

Doug Feirstein	80,500		80,500

Grant Fitzwilliam	34,500		34,500

Scott Frohman	34,500		34,500

(1)	The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent equity awards and do not reflect the actual amounts that may be realized by the directors. Our calculations with respect to the calculation of these values are set forth in Note 3 of our Consolidated Financial Statements contained herein.
(2)	In 2013, we granted restricted stock units to our directors for their service as described below. The restricted stock units vest annually over a five year period with the first vesting date being October 31, 2014, subject to continued service on each applicable vesting date. Additionally, the restricted stock units automatically vest under certain circumstances including in the event of a change of control of uSell. The restricted units were granted as follows:

Michael Brauser	66,666
Douglas Feirstein	23,333
Grant Fitzwilliam	10,000
Scott Frohman	10,000

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2013.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (1) (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (2)	11,996	$34.64	83,460
Equity compensation plans not approved by security holders (3)	545,417	$4.33	N/A
Total	557,413	$4.99	83,460

(1)	Consists of stock options.
(2)	This represents securities issued under our Plan. As of December 31, 2013, we had 83,460 shares remaining under the Plan. Because we have issued 188,839 shares of restricted stock, the number of securities available for future issuance has been reduced. Includes 7,781 options granted to executive officers and directors with a weighted average exercise price of $49.32 per share, vesting in various increments over periods up to four years.
(3)	This represents securities issued outside our Plan. Includes 367,039 options granted to executive officers and directors with a weighted average exercise price of $4.78 per share, vesting in various increments over periods up to four years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as March 25, 2014 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o uSell.com, Inc., 33 East 33rd Street, Suite 1101, New York, New York 10016.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Executive Officers:

Common Stock	Daniel Brauser (2)	744,407	12.6%
Common Stock	Michael Brachfeld (3)	23,296	*
Common Stock	Sergio Zyman (4)	0	0%
Common Stock	Douglas Feirstein (5)	767,504	12.9%
Common Stock	Nik Raman (6)	319,166	5.4%
Common Stock	Michael Brauser (7)	678,292	11.1%
Common Stock	Grant Fitzwilliam (8)	15,749	*
Common Stock	Scott Frohman (9)	23,792	*

Common Stock	All directors and executive officers as a group (8 persons)	1,849,575	29.4%

5% Shareholders:

Common Stock	Barry Honig (10)	587,266	9.99%
Common Stock	Todd Oretsky (11)	706,013	12.0%
Common Stock	Hakan Koyuncu (12)	708,553	12.0%
Common Stock	Frost Gamma Investments Trust (13)	528,602	9.0%
Common Stock	Gerald Unterman (14)	533,333	9.1%
Common Stock	Marcy Czeizler (14)	527,753	9.0%

* Less than 1%.

(1)	Applicable percentages are based on 5,878,537 shares of common stock outstanding as of March 25, 2014. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include restricted stock units that do not have the right to vote until they vest and the shares are delivered.

The shares of common stock beneficially owned by each of Messrs. Daniel Brauser, Feirstein, Koyuncu and Oretsky include all shares of common stock subject to a Shareholders Agreement, which terminates when each member of the group beneficially owns less than 127 shares. Under the Shareholders Agreement, the group agreed to vote all of their shares of common stock together on any action as determined by a majority of the members of the group still owning 25 shares. The shares of common stock individually owned by them are:

Mr. Brauser	312,234 shares
Mr. Feirstein	376,531 shares
Mr. Koyuncu	6,097 shares
Mr. Oretsky	11,151 shares

(2)	Mr. Daniel Brauser is a director and executive officer. Represents: (i) 312,234 shares of common stock, (ii) 37,971 vested options, and (iii) 423 shares of common stock issuable upon the exercise of warrants.
(3)	Mr. Brachfeld is an executive officer. Represents vested options.
(4)	Mr. Zyman is a former director and executive officer.
(5)	Mr. Feirstein is a director. Represents: (i) 376,531 shares of common stock, (ii) 28,157 vested options and (iii) 33,333 shares issuable upon the exercise of warrants. Of these securities, 3,176 shares of common stock and all of the warrants are held by the Feirstein Family Holdings, LLLP, an entity controlled by Mr. Feirstein.
(6)	Mr. Raman is a director and executive officer. Includes 19,166 vested options.
(7)	Mr. Michael Brauser is a director. Includes shares of common stock jointly held with Mr. Brauser’s wife. Does not include shares held in a trust created by Mr. Brauser, of which one of his adult sons is the trustee and all of his four adult children including Daniel Brauser are the beneficiaries. Mr. Brauser disclaims beneficial ownership of these securities, and this disclosure shall not be deemed an admission of beneficial ownership of these securities for Section 16 of the Securities Exchange Act of 1934 or for any other purposes. Also includes: (i) 216,666 shares issuable upon exercise of warrants and (ii) 28,579 shares of common stock underlying Series B Preferred Stock.
(8)	Mr. Fitzwilliam is a director. Includes 15,380 vested options.
(9)	Mr. Frohman is a director. Includes 14,884 vested options.
(10)	Includes (i) 289,999 shares of common stock held individually by Mr. Barry Honig, (ii) 178,962 shares of common stock held by GRQ Consultants, Inc. 401(K), of which the reporting person is the trustee, and (iii) 2,540 shares of common stock held by GRQ Consultants, Inc. Does not include all of the shares of common stock issuable upon the conversion of preferred stock as a result of a 9.99% blocker. Address is 555 South Federal Highway, Suite 450, Boca Raton, Florida 33432.
(11)	Mr. Oretsky resigned as an executive officer and director in February 2010. Mr. Oretsky’s shares are held by Jack Oretsky Holdings, LLC, a limited liability company in which Mr. Oretsky, to our knowledge, is the managing member. Mr. Oretsky is a former director and executive officer. Address is 547 N.E. 59th Street, Miami, Florida 33137. See Note (1) above.
(12)	Mr. Koyuncu is a former executive officer and director who resigned in November 2010. Includes 2,540 vested options. Address is 750 SW 3rd Street, Boca Raton, Florida 33486. See Note (1) above.
(13)	Dr. Phillip Frost is the trustee of Frost Gamma Investments Trust. Does not include all of the shares of common stock issuable upon the conversion of preferred stock as a result of a 9.99% blocker. Address is 4400 Biscayne Blvd., Miami, Florida 33137.
(14)	Mrs. Czeizler is the independent adult daughter of Mr. Unterman. The securities reported for each of the reporting persons does not include the ownership of the other reporting person. The reporting persons disclaim beneficial ownership of the securities held by the other reporting person, and this disclosure shall not be deemed an admission of beneficial ownership of these securities for Section 16 of the Securities Exchange Act of 1934 or for any other purposes. Mr. Unterman’s address is 610 Park Avenue, New York, New York 10065. Mrs. Czeizler’s address is 255 East 74th Street, Apt. 19C, New York, New York 10021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

As part of the acquisition of ecoSquid, Douglas Feirstein, our then Chief Executive Officer and director, Daniel Brauser, our then Chief Financial Officer and director, along with Nik Raman, and Christian Croft, the key managers of ecoSquid, formed Acquisition Corp, which was initially funded by $150,000 from certain investors including Michael Brauser, a director. On February 29, 2012, Acquisition Corp acquired ecoSquid for $500,000, which was distributed to the non-management ecoSquid members. As part of the $500,000 consideration, Acquisition Corp issued a $350,000 promissory note which was paid by Mr. Michael Brauser and by an entity controlled by Barry Honig, a 5% shareholder of the Company. In April 2012, the Company acquired Acquisition Corp. Acquisition Corp owned the intellectual property that the Company licensed in order to implement its comparison technology platform. As consideration for the acquisition, the Company issued 350,000 shares of Series D preferred stock to the Acquisition Corp shareholders, including 90,000 shares each to Messrs. Douglas Feirstein, Daniel Brauser, and Nik Raman, our Chief Operating Officer and 25,000 shares each to Mr. Michael Brauser, our then Co-Chairman and Barry Honig.

In July 2013, uSell issued a $300,000 note to Frost Gamma Investments Trust, a 5% beneficial owner of uSell, in exchange for a $300,000 investment. The note was convertible at $3.00 per share. In February 2014, Frost Gamma Investments Trust converted the note into Series E preferred stock. The investment was made on terms identical to others in the 2013 note offering.

On January 27, 2014, in exchange for $300,000, the Company sold 100,000 shares of newly designated Series A convertible preferred stock, or Series A, to GRQ Consultants, Inc. 401(K), of which Mr. Barry Honig, a 5% beneficial owner of the Company, is the trustee. The Series A shares: (i) convert into 100,000 shares of the Company’s common stock. Additionally, the Company issued GRQ 146,667 shares of newly designated Series C convertible preferred stock in exchange for 216,667 warrants, which were cancelled. The Series C shares convert into 146,667 shares of the Company’s common stock. See Note (10) to the table above.

On February 14, 2014, in exchange for $300,000, the Company sold 100,000 shares of common stock to Frost Gamma Investments Trust, a 5% beneficial owner of the Company. On the same date, in exchange for $300,000, the Company sold 100,000 shares of common stock to Gerald Unterman, a 5% beneficial owner. The investments were made on terms identical to others in the February 2014 common stock offering.

In accordance with a Commissions Agreement, Digital Connect Solutions, Inc. (“DCS”), an entity controlled by Scott Frohman, a director, received a 25% commission on the gross profits generated by the Company from traffic generated by DCS. The commissions were paid on all cost per acquisition leads (“CPAs”) and all non-CPAs generated by the Company from DCS’s direct selling efforts. The Company paid DCS $29,691 in 2013 and $3,622 in 2014. The Commission Agreement was terminated in January 2014.

Jennifer Calabrese, our Executive Vice President of Finance, provides her services through Calabrese Consulting, LLC, a company she controls. This company is paid on an hourly basis.

Item 14.	Principal Accounting Fees and Services.

The Company’s Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.   All of the services related to audit fees and audit-related fees charged by Marcum, LLP (in 2013) and Berman & Company, P.A. (in 2012), if any, were pre-approved by the Audit Committee.  The following table shows the fees for the years ended December 31, 2013 and December 31, 2012.

	2013	2012
Audit Fees (1)	$37,500	$60,000
Audit Related Fees	—	—
All Other Fees	—	—
Total	$37,500	$60,000

(1)	These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.
(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.
(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2014.

uSell.com, Inc.

By:	/s/ Daniel Brauser
Daniel Brauser
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Brauser	Principal Executive Officer	March 27, 2014
Daniel Brauser	and Director

/s/ Jennifer Calabrese	Executive Vice President of Finance	March 27, 2014
Jennifer Calabrese	(Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)

/s/ Michael Brauser	Director	March 27, 2014
Michael Brauser

/s/ Douglas Feirstein	Director	March 27, 2014
Douglas Feirstein

/s/ Scott Frohman	Director	March 27, 2014
Scott Frohman

/s/ Grant Fitzwilliam	Director	March 27, 2014
Grant Fitzwilliam

/s/ Nik Raman	Director	March 27, 2014
Nik Raman

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	6/7/06	3.1
3.2	Certificate of Amendment – Increase in Capital	10-QSB	6/7/06	3.1
3.3	Certificate of Amendment – Effective Profitable Software	10-QSB	6/7/06	3.1
3.4	Certificate of Amendment – Money4Gold Holdings, Inc.	8-K	7/29/08	3.1
3.5	Certificate of Amendment – Increase in Capital	10-Q	8/19/09	3.3
3.6	Certificate of Correction – Preferred Stock Rights	10-Q	11/19/08	3.2
3.7	Certificate of Amendment – Increase in Capital	10-K	3/31/10	3.5
3.8	Certificate of Amendment – Upstream Worldwide, Inc.	S-1	6/24/10	3.8
3.9	Certificate of Amendment – Increase in Capital	10-Q	8/15/11	3.12
3.10	Certificate of Amendment – Reverse Split	8-K	6/11/12	3.1
3.11	Certificate of Amendment – uSell.com, Inc.	10-Q	8/13/12	3.11
3.12	Amended and Restated Certificate of Designation – Series A	10-K	3/30/12	3.10
3.13	Certificate of Amendment – Reverse Split				Filed
3.14	Amended and Restated Certificate of Designation – Series B	10-Q	11/12/10	3.9
3.15	Second Amended and Restated Certificate of Designation– Series D	8-K	3/1/2013	3.1
3.16	Certificate of Designation – Series E	8-K	3/4/14	3.1
3.17	Second Amended and Restated Bylaws	S-1	9/21/12	3.16
10.1	Form of 2013 Convertible Note	10-Q	8/14/13	10.1
10.2	Form of Subscription Agreement – 2013 Convertible Note	10-Q	8/14/13	10.2
10.3	Shareholders Agreement	10-Q	8/19/09	10.3
10.4	EcoSquid Note	10-K	3/30/12	10.18
10.5	EcoSquid License	10-K	3/30/12	10.19
10.6	Amendment to EcoSquid License	10-K	3/30/12	10.20
10.7	Summary of Agreement – EcoSquid Acquisition	10-Q	8/13/12	10.7
10.8	Form of Restricted Stock Agreement – Co-Chairmen*	S-1	9/21/12	10.8
10.9	Form of Option Agreement – Directors	S-1	9/21/12	10.9
10.10	Option Agreement – Zyman*	S-1	9/21/12	10.10
10.11	Form of Restricted Stock Unit Agreement*				Filed
10.12	2008 Equity Incentive Plan, as amended *	10-K	4/1/13	10.11
10.13	Amendment to the 2008 Equity Incentive Plan, as amended*	8-K	11/1/13	10.1
10.14	Consulting Agreement – Digital Connect	10-Q	4/1/13	10.3
10.15	Subscription Agreement – February 2014				Filed
21.1	Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of uSell.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of uSell.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of uSell.com, Inc. and Subsidiaries, as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that uSell.com, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, under existing circumstances, there is substantial doubt about the ability of the Company to continue as a going concern at December 31, 2013. Management’s plans in regard to that matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Marcum llp

West Palm Beach, FL
March 27, 2014

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

www.bermancpas.com • info@bermancpas.com

Registered with the PCAOB • Member AICPA Center for Audit Quality

Member American Institute of Certified Public Accountants

Member Florida Institute of Certified Public Accountants

usell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2013	2012

Assets
Current Assets:
Cash and cash equivalents	$489,166	$1,604,587
Accounts receivable - net	184,718	154,481
Other receivables	29,257	269
Prepaid expenses and other current assets	95,808	88,705
Total Current Assets	798,949	1,848,042

Property and Equipment - net	7,289	6,506

Other Assets:
Intangible assets - net	806,964	624,153
Other assets	34,520	34,875
Total Other Assets	841,484	659,028

Total Assets	$1,647,722	$2,513,576

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Accounts payable	$651,296	$634,083
Accrued expenses	327,913	553,749
Deferred revenue	87,313	2,309
Derivative liability	1,001,385	153,776
Total Current Liabilities	2,067,907	1,343,917

Convertible notes payable, net of discount	246,128	-
Total Liabilities	2,314,035	1,343,917

Stockholders' (Deficit) Equity:
Convertible Series A preferred stock, ($0.0001 par value, 10,000,000 shares authorized, 0 and 177,906 shares issued and outstanding, respectively)	-	18

Convertible Series B preferred stock, ($0.0001 value per share, 4,000,000 shares authorized, 976,250 and 2,076,250 shares issued and outstanding, respectively) Liquidation preference $976,250 and $2,076,250, respectively	98	208

Series D preferred stock, ($0.0001 value per share, 350,000 shares authorized, 0 and 350,000 shares issued and outstanding, respectively) Liquidation preference $0 and $3,500,000, respectively	-	35

Common stock, ($0.0001 par value, 650,000,000 shares authorized, 4,973,073 and 3,509,749 shares issued, respectively, and 4,907,462 and 3,143,082 shares outstanding, respectively)	490	314
Additional paid in capital	44,087,232	41,660,361
Accumulated deficit	(44,754,133)	(40,491,277)
Total Stockholders' (Deficit) Equity	(666,313)	1,169,659

Total Liabilities and Stockholders' (Deficit) Equity	$1,647,722	$2,513,576

See accompanying notes to Consolidated Financial Statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012
Revenue	$5,371,381	$2,383,466

Costs and Expenses
Cost of revenue	416,233	222,036
Sales and marketing expenses	4,729,552	2,601,655
General and administrative expenses	4,480,070	6,145,060
Total operating expenses	9,625,855	8,968,751
Loss from Operations	(4,254,474)	(6,585,285)

Other Income (Expense):
Interest income	1,808	6,862
Interest expense	(334,678)	(399,651)
Gain on settlements of accounts payable	188,709	190,203
Derivative expense - convertible notes payable	(61,495)	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock	47,876	(2,089,744)
Change in fair value of derivative liability - convertible notes payable	149,398	28,244
Total Other Income (Expense) - Net	(8,382)	(2,264,086)
Net Loss	$(4,262,856)	$(8,849,371)

Basic and Diluted Loss per Common Share:
Net loss	$(4,262,856)	$(8,849,371)
Preferred stock dividends - Series A	-	(191,630)
Net loss available to common stockholders	$(4,262,856)	$(9,041,001)

Net loss per common share - basic and diluted	$(0.95)	$(5.08)

Weighted average number of common shares outstanding during the period - basic and diluted	4,508,215	1,779,903

See accompanying notes to Consolidated Financial Statements.

usell.com, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2013 and 2012

	Series A Preferred Stock, $0.0001 Par Value		Series B Preferred Stock, $0.0001 Par Value		Series C Preferred Stock, $0.0001 Par Value		Series D Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Subscriptions	Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Paid in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2011	4,045,000	$405	2,626,250	$263	14,797	$1	-	$-	386,018	$39	$(2,000,000)	$33,233,100	$(31,450,276)	(216,468)

Conversion of Convertible Debt to Series A Preferred Stock	1,600,000	160	-	-	-	-	-	-	-	-	-	799,840	-	800,000
Reclassification of Accrued Interest upon Conversion of Convertible Debt to Series A Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	1,770	-	1,770
Reclassification of Derivative Liability upon Conversion of Convertible Debt to Series A Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	1,593	-	1,593
Reclassification of Derivative Liability upon Conversion of Series A Preferred Stock to Common Stock	-	-	-	-	-	-	-	-	-	-	-	2,127,598	-	2,127,598
Sale of Series A Preferred Stock	1,361,000	136	-	-	-	-	-	-	-	-	2,000,000	1,360,864	-	3,361,000
Issuance of Series D Preferred Stock in connection with acquisition	-	-	-	-	-	-	350,000	35	-	-	-	499,965	-	500,000
Payment of offering costs	-	-	-	-	-	-	-	-	-	-	-	(6,713)	-	(6,713)
Dividend arising from Preferred A beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	(191,630)	(191,630)
Conversion of Series A Preferred Stock to Common Stock	(6,828,094)	(683)	-	-	-	-	-	-	2,276,031	228	-	455	-	-
Conversion of Series B Preferred Stock to Common Stock	-	-	(550,000)	(55)	-	-	-	-	34,931	3	-	52	-	-
Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	(14,797)	(1)	-	-	1,879	0	-	1	-	-
Warrants issued as payment of accounts payable	-	-	-	-	-	-	-	-	-	-	-	24,999	-	24,999
Stock based compensation	-	-	-	-	-	-	-	-	444,223	44	-	3,616,837	-	3,616,881
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(8,849,371)	(8,849,371)

Balance, December 31, 2012	177,906	$18	2,076,250	$208	-	$(0)	350,000	$35	3,143,082	$314	$-	$41,660,361	$(40,491,277)	$1,169,659

Conversion of Series A Preferred Stock to Common Stock	(177,906)	(18)	-	-	-	-	-	-	59,302	6	-	12	-	0
Conversion of Series B Preferred Stock to Common Stock	-	-	(1,100,000)	(110)	-	-	-	-	69,864	7	-	103	-	-
Conversion of Series D Preferred Stock to Common Stock	-	-	-	-	-	-	(350,000)	(35)	1,166,667	117	-	(82)	-	(0)
Reclassification of Derivative Liability upon Conversion of Series A Preferred Stock to Common Stock	-	-	-	-	-	-	-	-	-	-	-	105,900	-	105,900
Reclassification of Derivative Liability upon Conversion of Convertible Notes to Common Stock	-	-	-	-	-	-	-	-	-	-	-	93,568	-	93,568
Cashless exercise of warrants	-	-	-	-	-	-	-	-	31,579	3	-	(3)	-	-
Conversion of Convertible Notes and Accrued Interest to Common Stock	-	-	-	-	-	-	-	-	33,514	3		100,538	-	100,541
Stock based compensation	-	-	-	-	-	-	-	-	403,454	40	-	2,126,835	-	2,126,875
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,262,856)	(4,262,856)

Balance, December 31, 2013	-	$0	976,250	$98	-	$(0)	-	$-	4,907,462	$490	$-	$44,087,232	$(44,754,133)	$(666,313)

See accompanying notes to Consolidated Financial Statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,262,856)	$(8,849,371)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	362,993	165,018
(Recovery of) Provision for bad debt	(67,432)	100,299
Stock based compensation expense	2,147,763	3,586,431
Amortization of debt issue costs into interest expense	2,325	2,858
Amortization of debt discount into interest expense	308,984	395,470
Lease termination expense	9,000	-
Gain on settlement of accounts payable	(188,709)	(190,203)
Derivative expense pertaining to convertible notes payable	61,495	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	(47,876)	2,089,744
Change in fair value of derivative liability - convertible notes payable	(149,398)	(28,244)
Changes in operating assets and liabilities:
Accounts receivable	(33,838)	(235,866)
Other receivables	42,045	-
Inventory	-	16,876
Prepaid and other current assets	(27,991)	(30,705)
Other assets	-	(34,875)
Accounts payable	205,922	(214,991)
Accrued expenses	(225,295)	(25,932)
Deferred revenues	85,004	2,309
Net Cash and Cash Equivalents Used In Operating Activities	(1,777,864)	(3,251,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(540,942)	(248,241)
Cash paid to purchase property and equipment	(5,645)	(6,900)
Net Cash and Cash Equivalents Used In Investing Activities	(546,587)	(255,141)

See accompanying notes to Consolidated Financial Statements.

usell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments toward note payable	-	(35,000)
Cash paid for debt issue costs	(10,970)	-
Proceeds from convertible notes payable	1,220,000	-
Proceeds from sale of convertible Series A preferred stock	-	3,361,000
Cash paid for direct offering costs of Series A preferred stock	-	(6,713)
Net Cash and Cash Equivalents Provided By Financing Activities	1,209,030	3,319,287

Net (Decrease) Increase in Cash and Cash Equivalents	(1,115,421)	(187,036)
Cash and Cash Equivalents - Beginning of Year	1,604,587	1,791,623

Cash and Cash Equivalents - End of Year	$489,166	$1,604,587

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount recorded on convertible notes payable	$1,182,856	$-
Derivative liability reclassified to Additional Paid in Capital upon conversion of Series A preferred stock	$105,900	$2,127,598
Common stock issued for prepaid services	$35,100	$610,400
Conversion of Convertible Notes Payable and accrued interest to common stock	$100,541	$-
Equipment acquired through issuance of Series D Preferred Stock in connection with acquisition - related party	$-	$500,000
Derivative liability arising from convertible Series A preferred stock	$-	$191,630
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$93,568	$1,593
Warrants issued in connection with settlement of accounts payable	$-	$24,999
Conversion of Convertible Notes Payable to Series A preferred stock	$-	$800,000
Accrued interest on Convertible Notes Payable reclassified to Additional Paid in Capital	$-	$1,770
Cashless exercise of warrants	$3	$-
Conversion of Series A preferred stock into common stock	$18	$683
Conversion of Series B preferred stock into common stock	$110	$55
Conversion of Series C preferred stock into common stock	$-	$1
Conversion of Series D preferred stock into common stock	$35	$-

See accompanying notes to Consolidated Financial Statements.

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 1 – Organization and Business

usell.com, Inc., through our wholly-owned subsidiaries (collectively, “usell,” “Company,” “we,” “us,” and/or “our”), is a reCommerce marketplace that helps Consumers monetize household items, such as small consumer electronics, that they are no longer using.

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

Reverse Stock Split

On January 21, 2014, we effected a 1-for-15 reverse stock split of our common stock (“Reverse Split”). As a result of the Reverse Split, every fifteen shares of our common stock was combined into one share of common stock. Immediately after the January 21, 2014 effective date, we had 4,907,462 shares of common stock outstanding. All share and per share amounts have been retroactively restated to reflect the Reverse Split. The authorized number of shares of our common stock and the par value remained the same. The Reverse Split did not affect the shares of preferred stock outstanding, however it did affect the number of common stock shares issuable to holders upon conversion.

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of approximately $4,263,000 and net cash and cash equivalents used in operations of approximately $1,778,000 for the year ended December 31, 2013. The Company has an accumulated deficit of approximately $44,754,000 and a working capital deficit of approximately $1,269,000 at December 31, 2013. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on management's plans, which include further implementation of its business plan and continuing to raise funds through debt and/or equity.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Significant Accounting Policies

Basis of Presentation and Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institutions. At times, our cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At December 31, 2013 and 2012, our deposits exceeded the FDIC limit by approximately $187,000 and $1.4 million, respectively.

Accounts Receivable and Other Receivables

Accounts receivable and other receivables represent obligations from our customers. We periodically evaluate the collectability of our accounts receivable and other receivables and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. Our allowance for doubtful accounts was $3,500 and $100,299 at December 31, 2013 and 2012, respectively.

Debt Issue Costs

Direct costs incurred in connection with issuing debt securities or obtaining debt or other credit arrangements are recorded as debt issue costs and are amortized as interest expense over the term of the related debt.

Property and Equipment

Property and equipment represent costs associated with leasehold improvements, software, and computer and office equipment. Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets.

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

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Consumer Electronics Referrals

Consumers responding to our advertising campaigns come to our website where they search our database for the item they wish to sell. They are prompted to answer a number of questions regarding the condition of the item and which associated accessories they have, if any. Upon completion of the appraisal questions, they are presented with a listing of offers to purchase their item from our buyers. We earn a fee for providing our buyers with customers and recognize revenue upon acceptance of the buyer’s offer by the Consumer. We receive this fee regardless of whether the Consumer ultimately sends in the device. We record payments received from buyers in advance of offer acceptance as deferred revenue at the time payment is received.

Until January 2013, all our buyers paid similar fees per referral. The Company received a higher fee for premium electronics, such as smartphones and iPhones, and a lower fee for non-premium electronics.

Beginning in January 2013, we changed our fee structure with our buyers. Our buyers now pay fees based on the demand for the individual item which the Consumer is seeking to sell. Fees are no longer based on the value of the item sold. All other terms of our agreements with our buyers remained the same.

Fulfillment Revenue

In December 2012, we began to offer fulfillment services on behalf of our buyers for the items sold by Consumers. We act as the agent in these transactions, passing orders booked by our buyers to our vendors, who then assemble the kits and mail them directly to the Consumers. We earn a standard fee from our buyers and recognize revenue upon shipment of the kits to the Consumers. We evaluated the presentation of revenue on a gross versus net basis and determined that since we perform as an agent without assuming the risks and rewards of ownership of the goods, revenue should be reported on a net basis.

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

Cost of Revenue

Our cost of revenue consists primarily of costs to maintain our website, including depreciation expense on technology platform software.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $4,461,000 and $2,422,000 for the years ended December 31, 2013 and 2012, respectively.

Share-Based Payment Arrangements

We account for stock options in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation.” ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense in the accompanying consolidated statements of operations.

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

The computation of basic and diluted loss per share for the years ended December 31, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Years Ended December 31,
	2013	2012
Convertible Notes Payable	373,333	-
Convertible Series A Preferred Stock	-	59,302
Convertible Series B Preferred Stock	62,002	131,864
Convertible Series C Preferred Stock	-	-
Unvested restricted stock	248,941	366,667
Stock Warrants	476,270	547,922
Stock Options	557,413	439,611
	1,717,959	1,545,366

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

In August 2011, the Florida Attorney General (the “AG”) initiated an official investigation into whether or not we engaged in unfair trade practices in violation of its “Little FTC Act.” The investigation was due to consumer complaints. Under Florida law, the remedies included actual damages, civil penalties, and attorneys’ fees. We provided a comprehensive response to the AG demonstrating that we acted properly. In April 2012, we met with the AG to discuss the matter and address their concerns. The AG submitted a proposed settlement in which the Company would reimburse the AG $20,000 for the costs of the investigation. In March 2013, we entered into a Settlement Agreement with the AG, pursuant to which we agreed to reimburse the AG $20,000 for investigative costs and My Gold Envelope, Inc., our subsidiary, agreed not to engage in the precious metals business. The Company paid the amount owed to the AG during the year ended December 31, 2013.

Customer and Vendor Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Years Ended		Percentage of Accounts Receivable at
	December 31,		December 31,
	2013	2012	2013	2012
Buyer A	25%	1%	3%	13%
Buyer B	18%	17%	14%	9%
Buyer C	8%	18%	4%	6%
Buyer D	1%	13%	2%	10%
Buyer E	-	14%	-	26%
Buyer F	-	-	35%	-
Buyer G	-	-	17%	-
Buyer H	-	4%	-	13%

Recent Accounting Pronouncements

In July 2013, the FASB ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and does not expect the adoption of this standard will have a material impact on its financial statements.

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

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

The following are the major categories of liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At December 31,
	2013		2012
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$-	$-	$-	$-
Level 2
None	$-	$-	$-	$-
Level 3
Derivative liability	$-	$1,001,385	$-	$153,776

The following table reflects the change in fair value of our derivative liabilities for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
	Assets	Liabilities	Assets	Liabilities

Balance at beginning of period	$-	$153,776	$-	$29,837
Change in value of derivative liability - Series A preferred stock	-	(47,876)	-	2,089,744
Reclassification of beneficial conversion feature to additional paid in capital - Series A preferred stock	-	(105,900)	-	-
Derivative liability arising from Series A preferred stock	-	-	-	191,630
Elimination of beneficial conversion feature - Series A preferred stock	-	-	-	(2,127,598)
Derivative liability arising from issuance of convertible notes payable	-	1,244,351	-	-
Change in value of derivative liability - convertible notes	-	(149,398)	-	(28,244)
Reclassification of beneficial conversion feature to additional paid in capital - convertible notes		(93,568)	-	-
Elimination of beneficial conversion feature - convertible notes	-	-	-	(1,593)
Balance at end of period	$-	$1,001,385	$-	$153,776

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

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

We valued the transaction at $500,000, based on the amount of cash paid by Acquisition Corp. for the acquisition of EcoSquid. We ascribed the full $500,000 to the comparison technology platform. We used the acquisition method of accounting in connection with the acquisition of Acquisition Corp. Accordingly, we recorded the comparison technology platform as software, valued at $500,000, in intangible assets on our consolidated balance sheets.

We incurred $30,924 in legal expenses pertaining to this acquisition during the first quarter of 2012, which is included in our general and administrative expense for that period.

As discussed above, Acquisition Corp had no revenue or expenses. Therefore the only difference between the actual results reported and any pro forma results, as if the transaction had occurred on January 1, 2012, would be the depreciation that would have been incurred on the comparison technology platform. The pro forma depreciation expense would not have a meaningful impact on the losses recognized in 2012. We therefore did not present any pro forma information pertaining to this acquisition. Management evaluated the acquisition and determined that it was not significant to our overall financial statements. Accordingly, an audit of Acquisition Corp. was not performed.

Note 6 – Other Receivables

During the year ended December 31, 2013, the Company entered into two promissory notes with two buyers, whereby certain accounts receivable due to the Company were converted into promissory notes. One of the promissory notes, entered into on February 27, 2013 for $65,771, required weekly payments of $1,028, including interest, had a stated interest rate of 5% per year, and was due on June 4, 2014. The Company agreed to settle the outstanding balance with the buyer for $15,000. Accordingly, the Company has recorded other receivables in the amount of $15,000 at December 31, 2013, representing the balance owed on this note. The Company received the payment on this note in January 2014. The second promissory note, entered into on February 14, 2013, as amended on May 8, 2013, requires weekly payments of $500, has no stated interest rate and is due to be repaid on July 30, 2014. At December 31, 2013, the balance owed on this note is $14,257.

Note 7 – Property and Equipment

Property and equipment consists of the following at December 31, 2012 and 2011:

			Estimated
	2013	2012	Useful Life
Hardware and Software	$14,721	$18,927	3 years
Furniture and Fixtures	5,645	-	3 years
Leasehold Improvements	-	4,457	*
Office Equipment	-	3,386	3 years
	20,366	26,770
Less: Accumulated Depreciation	(13,077)	(20,264)
Property and Equipment, Net	$7,289	$6,506

* The shorter of three years or the life of the lease.

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Depreciation expense on property and equipment amounted to $4,862 and $6,984 for the years ended December 31, 2013 and 2012, respectively.

Note 8 – Intangible Assets

Intangible assets consist of the following:

	Capitalized Software	Website Domain	Total
Gross value at December 31, 2013	$1,317,976	$67,752	$1,385,728
Accumulated amortization at December 31, 2013	(511,012)	(67,752)	(578,764)
Net value at December 31, 2013	$806,964	$-	$806,964

Gross value at December 31, 2012	$777,034	$67,752	$844,786
Accumulated amortization at December 31, 2012	(155,103)	(65,530)	(220,633)
Net value at December 31, 2012	$621,931	$2,222	$624,153

Our intangible assets are amortized on a straight-line basis over their estimated useful lives of two to three years. Amortization expense amounted to $358,131 and $158,034 for the years ended December 31, 2013 and 2012, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2014	$452,223
2015	301,681
2016	53,060
$806,964

Note 9 – Debt

2011 Convertible Notes Payable

During 2011, we borrowed $800,000 and issued convertible notes payable (the “2011 Convertible Notes”) which we used for working capital purposes.

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

In addition, following the Future Financing, holders of the 2011 Convertible Notes were also entitled to receive a number of warrants to purchase our common stock equal to the number of shares they may receive as a result of the conversion described above. The warrants are exercisable for five-years and are exercisable at $3.00 per share. There were no offering costs associated with this transaction.

We evaluated the conversion feature embedded in the 2011 Convertible Notes to determine whether such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We determined that since the exercise price of the convertible debt contained a variable conversion feature, such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We recorded the value of the conversion feature to a discount and amortized the discount to interest expense over the contracted term of the 2011 Convertible Notes. During the year ended December 31, 2012, we amortized $389,583 to interest expense pertaining to the discount.

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

A Future Financing closed and on January 27, 2012, the 2011 Convertible Notes were converted into 1,600,000 shares of our 2011 Series A PS (as defined in Note 11) and we issued 533,333 warrants to purchase our common stock, after giving effect to the Reverse Split as defined in Note 1, with an exercise price of $3.00 per share.

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

2013 Convertible Notes Payable

During the year ended December 31, 2013, we borrowed $1,220,000 and issued convertible notes payable (the “2013 Convertible Notes”) which we used for working capital purposes. The 2013 Convertible Notes were convertible at $3.00 per share, after giving effect to the Reverse Split as defined in Note 1, due two years from the date of the investment and bore interest of 5% per annum payable in common stock upon maturity or conversion. The 2013 Convertible Notes automatically converted if the Company consummated (i) a financing of at least $1 million in which it issued common stock or common stock equivalents for a price greater than $3.75 per share or (ii) a change of control transaction whereby a majority of the Company’s outstanding voting stock was sold or there was a sale of substantially all of the Company’s assets, or (iii) the closing price of the Company’s common stock was more than $4.50 for 10 consecutive trading days. Additionally, investors received price protection on future non-exempted issuances at a price lower than $3.00 per share of common stock or common stock equivalent.

At the time of the issuances, we determined that the price protection feature on the 2013 Convertible Notes constituted a derivative liability and estimated the fair value of such liability to be $1,244,351 using the Black-Scholes option pricing model using the following weighted average assumptions:

Risk-free interest rate	0.28 – 0.40%
Expected dividend yield	0.0%
Expected volatility	261.45 – 278.90%
Expected life	2 years

We recorded the fair value of the liability of $1,244,351 as a derivative liability since the price protection feature of the 2013 Convertible Notes represents a variable conversion feature. Of this amount, we recorded $1,182,856 as a discount to the 2013 Convertible Notes and $61,495 as derivative expense.

During the year ended December 31, 2013, we issued 33,514 shares of our common stock in connection with the conversion of $100,000 of 2013 Convertible Notes, along with accrued interest of $541. On the date of conversion, we determined that the fair value of the derivative liability was $93,568 using the Black-Scholes option pricing model using the following weighted average assumptions:

Risk-free interest rate	0.32%
Expected dividend yield	0.0%
Expected volatility	268.86%
Expected life	1.85 – 1.93 years

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

We recorded a gain of $4,620 during the year ended December 31, 2013, representing the net change in the fair value of the derivative liability pertaining to the 2013 Convertible Notes and, as the derivative liability is eliminated upon conversion, recorded $93,568 as additional paid in capital.

On December 31, 2013, we determined that the fair value of the derivative liability pertaining to the remaining 2013 Convertible Notes was $1,001,385 using the Black-Scholes option pricing model using the following weighted average assumptions:

Risk-free interest rate	0.38%
Expected dividend yield	0.0%
Expected volatility	255.94%
Expected life	1.5 – 1.9 years

We recorded a gain of $144,778 during the year ended December 31, 2013, representing the net change in the fair value of the derivative liability through December 31, 2013.

The discount of $1,182,856 is being accreted to non-cash interest expense over the contractual term of the 2013 Convertible Notes. During the year ended December 31, 2013, accretion of the discount amounted to $308,984. Contractual interest expense on the 2013 Convertible Notes amounted to $22,788 for the year ended December 31, 2013.

The Company incurred fees associated with the closing of the 2013 Convertible Notes of $10,970. These amounts have been recorded as other assets in the accompanying consolidated balance sheets, and are being amortized to interest expense over the contractual term of the 2013 Convertible Notes. During the year ended December 31, 2013, accretion of the fees amounted to $2,325.

The components of 2013 Convertible Notes at December 31, 2013 are as follows:

	Balance	Interest Rate	Maturity	Conversion Price
Balance - December 31, 2012	$-
Borrowings	1,220,000	5%	July 5, 2015 through December 3, 2015	$0.20
Conversions	(100,000)
Unamortized debt discount	(873,872)
Balance - December 31, 2013	$246,128

In February 2014, holders of $820,000 convertible notes converted their principal, plus accrued interest, into 383,659 shares of common stock and a holder of a $300,000 convertible note converted his note, plus accrued interest, into 103,232 shares of newly designated Series E Preferred Stock.

Note 10 – Commitments and Contingencies

Resignation of Officer

In October 2013, Mr. Sergio Zyman resigned as Chairman of the Board of Directors, a director and as Chief Executive Officer of the Company. In connection with his resignation as Chairman and Chief Executive Officer, 216,667 shares of unvested common stock were forfeited. In addition, Mr. Zyman also forfeited his 66,666 fully vested options. On October 16, 2013, Mr. Michael Brauser was appointed Chairman of the Board of the Company, replacing Mr. Zyman. Additionally, on the same date, Mr. Daniel Brauser, the Company’s President, was appointed interim Chief Executive Officer and replaced Mr. Zyman.

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Operating Leases

We lease space for operations, sales, customer support and corporate purposes under a lease agreement that expires in August 2015. The lease contains provisions requiring us to pay maintenance, property taxes and insurance. For the years ended December 31, 2013 and 2012, the aggregate rent expense for all operating leases was approximately $95,000 and $51,000, respectively. Future minimum commitments are as follows:

For the Year Ended December 31,
2014	$77,625
2015	51,750
$129,375

Note 11 – Stockholders’ Equity (Deficit)

Convertible Series A Preferred Stock

On November 18, 2011, our Board authorized the sale of up to 10,000,000 shares of Convertible Series A Preferred Stock (“2011 Series A PS”), with a par value of $0.0001 per share. The 2011 Series A PS had:

a)	Seniority and a liquidation preference over all classes of common stock, but subordinate to our Series B Preferred Stock and Series C Preferred Stock;
b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2011 Series A PS was entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;
c)	A stated liquidation value of $1 per share;
d)	No stated dividends; and
e)	Automatic conversion (subject to blocking provisions for certain significant shareholders) into common shares upon the consummation of the 1-for-52.4846 reverse stock split effected on June 8, 2012 at a rate of five common shares for each share of 2011 Series A PS. Shares of the 2011 Series A PS were not subject to the reverse split.

During 2012, we sold 1,361,000 shares of our 2011 Series A PS for gross proceeds of $1,361,000 and converted $800,000 of our convertible notes payable into 1,600,000 shares of 2011 Series A PS (Note 9). In connection with the sale of the 2011 Series A PS, we incurred direct offering costs totaling $27,282. After the Reverse Split, and without giving effect to certain blocker provisions limiting conversions, the 7,006,000 outstanding shares of 2011 Series A PS would convert into 2,335,333 shares, or approximately 86%, of our then outstanding common stock.

In January 2012, we offered price protection to the purchasers of the 2011 Series A PS (“Purchasers”) whereby if we sold securities, including options, warrants, or convertible securities, with the purpose of raising capital from investors, at a price, or with an exercise or conversion price, of less than the 2011 Series A PS conversion price (as defined in the Amended and Restated Certificate of Designation filed with the Secretary of the State of Delaware on November 29, 2011), then:

a)	the conversion price of any outstanding 2011 Series A PS would automatically be reduced to the sale price, or the exercise or conversion price, or
b)	if converted, we would issue additional shares of our common stock to the Purchasers respecting the common shares still owned by the Purchasers as a result of their conversion of the 2011 Series A PS, such that the average per share purchase price of these common shares then owned by the Purchasers would equal the lower price offered in the subsequent sale of securities.

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

As a result of our 1-for-52.4846 reverse stock split on June 8, 2012 and, subject to certain blocker agreements limiting the common stock ownership percentages of certain investors to 9.99% of the outstanding common stock, the 2011 Series A PS automatically converted into common stock. Accordingly, 5,356,000 shares of 2011 Series A PS were converted into 1,785,333 shares of our common stock. We reclassified $134,664 of derivative liability, representing the fair value of the 5,356,000 shares of 2011 Series A PS that converted, to additional paid in capital.

During 2012, shareholders converted an additional 1,472,094 shares of 2011 Series A PS into 490,698 shares of our common stock. Accordingly, we reclassified $1,992,934 of derivative liability, representing the fair value of the 1,472,094 shares of 2011 Series A PS that converted, to additional paid in capital.

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

During March 2013, as a result of the conversion of our 2012 Series D PS (discussed below), the remaining 177,906 outstanding shares of our 2011 Series A PS automatically converted (as a result of no longer being subject to a 9.99% conversion blocker) into 59,302 shares of our common stock, at a conversion rate of .3333 common shares for each share of Series 2011 A PS. Accordingly, we reclassified $105,900 of derivative liability, representing the fair value of the 177,906 shares of 2011 Series A PS immediately prior to the conversion, to additional paid in capital, and recorded a gain of $47,876 for the remaining derivative liability pertaining to the 2011 Series A PS during the year ended December 31, 2013.

We determined that the fair value of the derivative liability pertaining to the 177,906 shares of 2011 Series A PS immediately prior to the conversion was $105,900 using the Black-Scholes option pricing model based on the following weighted average variables:

Expected dividends	0%
Expected volatility	214.26%
Expected term	4 years
Risk free interest rate	0.81%

Convertible Series B Preferred Stock

On August 3, 2010, our Board authorized the sale of up to $4,000,000 of Units in a private placement (the “August 2010 PP”), whereby each Unit consisted of 100,000 shares of Convertible Series B Preferred Stock (“2010 Series B PS”) and 3,176 warrants to purchase our common stock.

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The 2010 Series B PS had:

(a)	Seniority to all classes of common and preferred stock existing or issued in the future;
(b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2010 Series B PS was entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;
(c)	A stated liquidation value of $1 per share, and a liquidation preference of the greater of $1 per share, or the amount that would be due if all 2010 Series B PS shares had been converted to common stock immediately prior to the liquidation event;
(d)	No stated dividends;
(e)	An option by the holder to convert each share into common shares at a rate of 0.0635 shares of common for each share of 2010 Series B PS;
(f)	Conversion price protection whereby if, in the twelve months following the date of the filing of the amended certificate of designation with the State of Delaware (August 16, 2010), we sell any stock for a price less than $0.30 per share, then the conversion price will be adjusted to reflect the lowest price for which the shares were sold;

During 2012, holders of 550,000 shares of our 2010 Series B PS converted their shares into 34,931 shares of common stock, at a conversion rate of 0.0635 common shares for each share of 2010 Series B PS.

During 2013, holders of 1,100,000 shares of our 2010 Series B PS converted their shares into 69,864 shares of common stock, at a conversion rate of 0.0635 common shares for each share of 2010 Series B PS.

At December 31, 2013, there are 976,250 shares of 2010 Series B PS outstanding.

Convertible Series C Preferred Stock

On March 25, 2011, our Board authorized the sale of up to 1,000,000 shares of Convertible Series C Preferred Stock (“2011 Series C PS”), with a par value of $0.0001 per share. The 2011 Series C PS had:

(a)	Seniority to all classes of common stock and all preferred stock issued in the future with a liquidation preference senior to the common stock;
(b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2011 Series C PS was entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;
(c)	A liquidation preference of the greater of the original issue price, or the amount that would be due if all 2011 Series C PS shares had been converted to common stock immediately prior to the liquidation event;
(d)	No stated dividends;
(e)	Automatic conversion (subject to blocking provisions for certain significant shareholders) into common shares at a rate of 0.12702 shares of common for each share of 2011 Series C PS.

On July 31, 2012, the remaining 14,797 outstanding shares of 2011 Series C PS were converted into 1,879 shares of common stock.

Series D Preferred Stock

On April 24, 2012, our Board authorized the sale of up to 350,000 shares of Series D Preferred Stock (“2012 Series D PS”), with a par value of $0.0001 per share. The 2012 Series D PS had:

a)	A liquidation preference equal to $10.00 per share;
b)	No voting rights;
c)	No stated dividends; and
d)	Were convertible into common shares at a rate of 3.33 shares of common for each share of 2012 Series D PS (see below).

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

During the third quarter of 2012, our Board amended the conversion rights on the 2012 Series D PS such that it became convertible immediately prior to the closing of a Combined Transaction or the occurrence of the Liquidation Event, both as defined in the Certificate of Designation, as amended.

In March 2013, the Company amended the conversion rights on its outstanding 2012 Series D PS giving its holders the option to convert their 2012 Series D PS shares at their discretion. Subsequently, holders of all 350,000 shares of 2012 Series D PS elected to convert their 2012 Series D PS into 1,166,667 shares of common stock, at a conversion rate of 3.33 common shares for each share of 2012 Series D PS.

Common Stock

We are authorized to issue 650,000,000 shares of common stock with a par value of $0.0001 per share.

Shares Granted to Directors, Consultants and Employees

During 2012, we granted 300,000 fully vested shares of common stock, having a fair value of $1,487,500 based on the quoted closing trading price of our common stock as of the grant date, to our current and former Chairmen of the Board. The shares were issued as compensation for service on our board of directors. We recorded $1,487,500 as compensation expense pertaining to this grant during the year ended December 31, 2012.

During 2012, we granted 110,667 fully vested shares of common stock, having a fair value of $610,400 based on the quoted closing trading price of our common stock as of the grant date, to third party consultants for services to be provided over a six month to one-year period. We recorded the amount as a prepaid expense and amortized the expense over the expected remaining service term. We recorded $30,450 and $579,950 during the years ended December 31, 2013 and 2012, respectively, as compensation expense pertaining to this grant.

In connection with the 400,000 shares of restricted common stock granted to our former Chief Executive Officer, 150,000 shares and 33,333 shares of the restricted common stock were vested and issued to him during the years ended December 31, 2013 and 2012, respectively. The remaining 216,667 unvested shares were forfeited upon his resignation (see below).

During February 2013, we granted 233,333 fully vested shares of common stock, having a fair value of $437,500 based on the quoted closing trading price of our common stock as of the grant date, to our former Chief Executive Officer. We recorded $437,500 as compensation expense pertaining to this grant during the year ended December 31, 2013.

In June 2013, the Company granted 1,333 fully-vested shares of common stock, having a fair value of $4,000 based on the quoted closing trading price of our common stock as of the grant date, to a third party consultant for services provided. We recorded $4,000 as professional fees expense pertaining to this grant during the year ended December 31, 2013.

Including the above grants, we recorded non-cash compensation expense of $805,238 and $2,140,947 for the years ended December 31, 2013 and 2012, respectively, pertaining to stock grants, including restricted stock grants.

Common Stock Purchase Warrants

In January 2012, we granted 533,333 warrants to purchase our common stock to the holders of our 2011 Convertible Notes. The warrants have an exercise price of $3.00 and are exercisable for five years. The estimated fair value of these stock warrants on their date of grant was $43,042, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Expected dividends	0%
Expected volatility	189.81%
Expected term	5 years
Risk free interest rate	0.75%

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

These warrants were to be issued to the note holders upon the completion of a Future Financing. As such, we considered these warrants to be a cost of the Future Financing, the recording of which had a net effect of zero on our additional paid in capital account.

In March 2012, in connection with a settlement of an outstanding balance in our accounts payable, we issued 25,000 warrants to a third party service provider to purchase our 2011 Series A PS. In connection with the Reverse Split, these warrants were converted into warrants to purchase 8,333 shares of our common stock. The warrants have an exercise price of $3.00 and are exercisable for five years. The estimated fair value of these stock warrants on their date of grant was $25,000, which we estimated using the Black-Scholes option pricing model using the following assumptions:

Expected dividends	0%
Expected volatility	195.66%
Expected term	5 years
Risk free interest rate	1.06%

The $25,000 value of these warrants was included in the calculation of our gain on the settlement of accounts payable during the year ended December 31, 2012.

There was no expense pertaining to warrants recorded during the year ended December 31, 2013.

The aggregate intrinsic value of the warrants at December 31, 2013 and 2012 was $0.

The following summarizes our warrant activity for the years ended December 31, 2013 and 2012:

	Series A Preferred Stock			Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2011	-	$-	-	18,799	$194.40	1.1
Granted	25,000	0.20		541,667	3.00
Exercised	-	-		-	-
Cancelled/Forfeited	(25,000)	0.20		(12,543)	243.65
Outstanding - December 31, 2012	-	$-	-	547,922	4.05	4.0
Granted	-	-		-	-
Exercised	-	-		(66,667)	3.00
Cancelled/Forfeited	-	-		(4,986)	117.84
Outstanding - December 31, 2013	-	$-	-	476,270	$3.02	3.1

Exercisable - December 31, 2013	-	$-	-	476,270	$3.02	3.1

Stock Option Grants

On October 30, 2013, we amended our 2008 Equity Incentive Plan (the “Plan”) to increase the aggregate number of shares of common stock by 250,000. We are now authorized to issue 284,296 shares under the Plan. The Plan is administered by the board of directors. Under the Plan, the board of directors is authorized to grant awards to employees, consultants and any other persons to whom the Plan is applicable and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The Plan provides for the issuance of both incentive stock options (“ISO’s”) and non-qualified stock options (“NQO’s”). ISO’s can only be granted to employees and NQO’s can be granted to directors, officers, employees, consultants, independent contractors and advisors.

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on historical volatility of the Company’s common stock, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. We utilize the simplified method to determine the expected life of our options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on our history and expectation of dividend payouts.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During 2012, we granted 31,667 options to vendors for future services. The options are exercisable at a weighted average exercise price of $3.00 per share over a five to ten-year term. Of the options granted, 5,000 options vested immediately upon grant, 10,000 options vest over a six-month period and 16,667 vest over a two-year period. We recorded $19,563 and $13,070 during the years ended December 31, 2013 and 2012, respectively, as compensation expense pertaining to this grant. These options had an aggregate fair value of $48,935 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk free interest rate	0.67% - 1.67%
Expected dividends	0%
Expected volatility	194.68% - 207.45%
Expected term	5 – 10 years

During 2012, we granted 22,035 stock options to employees for future services. These options had a fair value of $65,441 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk free interest rate	0.83% - 1.91%
Expected dividends	0%
Expected volatility	196.04% - 204.98%
Expected term	5 – 10 years

The options are exercisable at a weighted average exercise price of $3.00 per share over a five to ten-year term and vest over four years. We recorded $9,158 and $11,904 during the years ended December 31, 2013 and 2012, respectively, as compensation expense pertaining to this grant.

During 2012, we granted 33,333 stock options to our former Chief Operating Officer in connection with his separation from the Company. These options had a fair value of $3,150 using the Black-Scholes option-pricing model using the following assumptions:

Risk free interest rate	1.90%
Expected dividends	0%
Expected volatility	189.81%
Expected term	10 years

The options have an exercise price of $3.00 per share over a ten-year term and were completely vested at the time of the grant. We recorded $3,150 during the year ended December 31, 2012 as compensation expense pertaining to this grant.

During 2012, we granted 275,667 stock options to members of our board of directors and our executive officers for future services. These options had an aggregate fair value of $1,289,250 using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk free interest rate	0.60% - 0.69%
Expected dividends	0%
Expected volatility	204.30% - 205.26%
Expected term	5 years

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The options are exercisable at a weighted average exercise price of $3.00 per share over a five-year term. Of the stock options granted, 69,000 vested immediately upon grant, 66,667 vest after one-year, and 140,000 vest over a four-year period. We recorded $291,525 and $543,948 during the years ended December 31, 2013 and 2012, respectively, as compensation expense pertaining to this grant.

During 2013, we granted 144,333 stock options to employees for future services. These options had a fair value of $384,387 using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	0.54% - 1.37%
Expected dividends	0%
Expected volatility	204.36% - 219.25%
Expected term	5 years

The options are exercisable at exercise prices ranging from $3.00 to $4.50 per share over a five-year term and vest over four years. We recorded $35,490 during the year ended December 31, 2013 as compensation expense pertaining to this grant.

Including the prior period grants and the above grants, we recorded non-cash compensation expense of $1,342,525 and $1,445,484 for the years ended December 31, 2013 and 2012, respectively.

The following table summarizes our stock option activity for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2012	439,611	$6.15	4.8	$-
Granted	144,333	3.04
Exercised	-	-
Forfeited or Canceled	(26,531)	13.16
Outstanding - December 31, 2013	557,413	$4.98	4.0	$5,250

Exercisable - December 31, 2013	320,373	$6.18	4.0	$-

The following table summarizes our stock option activity for non-vested options for the year ended December 31, 2013:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	263,765	$8.40
Granted	144,333	$2.66
Vested	(146,243)	$(10.25)
Forfeited or Canceled	(24,815)	$(13.16)
Balance at December 31, 2013	237,040	$4.45

The weighted-average grant date fair value of options granted during the years ended December 31, 2013 and 2012 was $2.66 and $3.75, respectively. Total unamortized compensation expense related to stock options at December 31, 2013 amounted to $1,002,764 and is expected to be recognized over a weighted average period of 3 years.

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Restricted Stock Awards

On December 21, 2012, we granted 400,000 shares of restricted common shares to our former Chief Executive Officer. Of these shares, 33,333 were fully vested on the date of grant and the remaining shares were scheduled to vest in equal increments of 16,666 shares over a 22-month period, with the first vesting date being January 10, 2013, subject to continued employment on each applicable vesting date. The fair value of the common stock at the date of grant was $1.80 per share, based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounted to $720,000, which was to be recognized as compensation expense over the vesting period. We recorded $270,000 and $60,000 of compensation expense during the years ended December 31, 2013 and 2012, respectively, with respect to this award. On October 16, 2013, our Chief Executive Officer resigned from his position and all unvested shares were forfeited (see Note 10).

In June 2013, we entered into a one year Investor Relations agreement with a third party consultant. Pursuant to the terms of the agreement, we are required to pay a monthly cash fee of $3,000 and issued 18,000 shares of our common stock, with 4,500 shares vesting on a quarterly basis, beginning on the effective date of June 10, 2013. As of December 31, 2013, 13,500 shares, having a fair value of $35,100 based on the quoted closing trading price of our common stock as of the grant date, have vested. This amount has been recorded as a prepaid expense and is being amortized over the service term. We recorded $25,538 as professional fees expense pertaining to this grant during the year ended December 31, 2013.

On October 18, 2013 we granted an aggregate of 66,666 shares of restricted common stock to two of our advisors for future services to be provided. The restricted stock vests quarterly over a three year period with the first vesting date being December 31, 2013, subject to continued service on each applicable vesting date. Additionally, the restricted stock will automatically vest under certain circumstances including in the event of a change of control of the Company. As of December 31, 2013, 5,556 shares, having a fair value of $16,667 based on the quoted closing trading price of our common stock as of the grant date, have vested. Accordingly, we recorded $16,667 as professional fees expense pertaining to the vested portion of this grant during the year ended December 31, 2013.

On October 31, 2013, we granted 183,331 restricted stock units (“RSUs”) to our directors. The RSUs vest annually over a five year period with the first vesting date being October 31, 2014, subject to continued service on each applicable vesting date. Additionally, the RSUs will automatically vest under certain circumstances including in the event of a change of control of the Company. The RSUs will have no voting rights or dividend rights. The fair value of the common stock at the date of grant is $3.45 per share, based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounts to $632,500, which will be recognized as compensation expense over the vesting period. We recorded $21,083 of compensation expense during the year ended December 31, 2013 with respect to this award.

Total unrecognized compensation expense related to unvested stock awards at December 31, 2013 amounts to $620,979 and is expected to be recognized over a weighted average period of 4.3 years.

A summary of the restricted stock award activity for the year ended December 31, 2013 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2012	366,667
Granted (1)	502,663
Cancelled	(216,667)
Vested	(403,722)
Unvested Outstanding at December 31, 2013	248,941

(1) Includes 183,331 RSUS granted, but not considered issued or outstanding until vested.

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 12 – Income Taxes

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The domestic and foreign components of our consolidated net pre-tax loss from operations for the respective periods are as follows:

	Year ended December 31,
	2013	2012
Domestic loss	$(4,442,000)	$(8,849,000)
Foreign income (loss)	179,000	—
Consolidated net loss before income tax expense	$(4,263,000)	$(8,849,000)

The valuation allowance at December 31, 2012 was approximately $9,368,000. The net change in the valuation allowance during the year ended December 31, 2013 was an increase of approximately $1,744,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2013.

We have a net operating loss carryforward totaling approximately $23,320,000 at December 31, 2013, expiring through 2033. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). We are subject to examination by federal and state taxing authorities for the 2010 and subsequent tax years. Temporary differences, which give rise to a net deferred tax asset, are approximately as follows:

Significant deferred tax assets are as follows:

	December 31,
	2013	2012
Current deferred tax assets:
Accrued Expenses	$30,000	$119,000
Allowance for Doubtful Accounts	1,000	38,000
Subtotal current deferred tax asset	31,000	157,000

Non-current deferred tax assets and liabilities:
Intangible Assets	$27,000	$29,000
Fixed Assets	(123,000)	(112,000)
Discount on Convertible Notes	(329,000)	—
Derivative Liability	377,000	—
Stock Options	2,477,000	1,972,000
Net operating loss carryover	8,652,000	7,322,000
Subtotal non-current deferred tax asset	11,081,000	9,211,000

Total deferred tax asset	$11,112,000	$9,368,000
Less: valuation allowance	(11,112,000)	(9,368,000)
Net deferred tax assets	$—	$—

The actual tax expense (benefit) differs from the expected tax expense (benefit) for the years ended December 31, 2013 and 2012 (computed by applying the U.S. Federal Corporate income tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	December 31,
	2013	2012

Expected tax expense (benefit) - federal	$(1,449,000)	$(3,009,000)
Expected tax expense (benefit) - state	(159,000)	(321,000)
Foreign rate differential	(23,000)	—
Change in fair value of derivative liability - embedded conversion feature	—	776,000
Permanent items	22,000	1,000
True-up	(135,000)	—
Change in valuation allowance	1,744,000	2,553,000
Actual tax expense	$—	$—

Note 13 – Related Party Transactions

Digital Connect Solutions, Inc.

In accordance with a Commissions Agreement, Digital Connect Solutions, Inc. (“DCS”), an entity controlled by Scott Frohman, a director, received a 25% commission on the gross profits generated by the Company from traffic generated by DCS. The commissions were paid on all cost per acquisition leads (“CPAs”) and all non-CPAs generated by the Company from DCS’s direct selling efforts. The Company paid DCS $29,691 in 2013 and $3,622 in 2014. The Commission Agreement was terminated in January 2014.

Note 14 – Subsequent Events

On January 27, 2014, we entered into a six month Joint Marketing Agreement with a third party consultant. Pursuant to the terms of the agreement, we are required to pay a cash fee of $40,000 for the first month of service, $30,000 for the second and third month of service and $10,000 per month thereafter. Additionally, we issued 30,000 shares of our common stock.

On January 30, 2014, we granted 2,000 shares of our common stock to an advisor for services provided in January 2014.

On January 27, 2014, we raised $300,000 from the sale of 100,000 shares of newly designated Series A Convertible Preferred Stock (“Series A”).  The Series A shares: (i) convert into 100,000 shares of our common stock (subject to adjustment) at the option of the investor, (ii) are entitled to vote on all matters submitted to shareholders of the Company and vote on an as converted basis and (iii) have a liquidation preference.

Additionally, on January 27, 2014, we issued this investor 146,667 shares of newly designated Series C Convertible Preferred Stock (“Series C”) in exchange for 216,667 warrants, which were cancelled.  The Series C shares (i) convert into 146,667 shares of the Company’s common stock (subject to adjustment) at the option of the investor and (ii) are entitled to vote on all matters submitted to shareholders of the Company and vote on an as converted basis.

Both the Series A and Series C contain blockers which prevent this investor from beneficially owning more than 9.9% of the Company’s common stock.

On February 4, 2014, a holder of 25,000 shares of our 2010 Series B PS converted his shares into 1,587 shares of common stock, at a conversion rate of 0.0635 common shares for each share of 2010 Series B PS.

During February and March 2014, we sold 591,667 shares of our common stock in a private placement offering in exchange for $1,775,000. Palladium Capital Advisors, LLC acted as placement agent for the offering and was issued 22,083 five-year warrants exercisable at $3.00 per share. Net proceeds to the Company were $1,700,000.

In February 2014, holders of $820,000 convertible notes converted their principal, plus accrued interest, into 383,659 shares of common stock.

usell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

In February 2014, the holder of a $300,000 convertible note converted his note plus accrued interest into 103,232 shares of newly designated Series E Preferred Stock (“Series E”). The Series E shares (i) convert into 103,232 shares of our common stock (subject to adjustment) at the option of the holder; (ii) are entitled to vote on all matters submitted to shareholders of the Company and vote on an as converted basis (subject to a blocker) and (iii) contain a blocker which prevents the holder from beneficially owning more than 9.9% of the Company’s common stock..

