Form 10-Q
period 2014-03-31
usell.com, Inc.
filed 2014-05-14
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2014
Common Stock, $0.0001 par value per share	5,827,149 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,581,514	$489,166
Accounts receivable, net	117,388	184,718
Other receivables	-	29,257
Prepaid expenses and other current assets	137,460	95,808
Total Current Assets	1,836,362	798,949

Property and equipment, net	6,244	7,289
Intangible assets, net	828,473	806,964
Other assets	25,875	34,520

Total Assets	$2,696,954	$1,647,722

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Accounts payable	$637,069	$651,296
Accrued expenses	337,437	327,913
Deferred revenue	92,354	87,313
Derivative liability	-	1,001,385
Total Current Liabilities	1,066,860	2,067,907

Convertible notes payable, net of discount	-	246,128
Total Liabilities	1,066,860	2,314,035

Stockholders' Equity (Deficit):
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; 100,000 and 0 shares issued and outstanding, respectively. Liquidation preference $300,000 and $0, respectively	10	-
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; 951,250 and 976,250 shares issued and outstanding, respectively. Liquidation preference $951,250 and $976,250, respectively	95	98
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; 146,667 and 0 shares issued and outstanding, respectively.	15	-
Series D preferred stock; $0.0001 value per share; 350,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; 103,232 and 0 shares issued and outstanding, respectively	10	-
Common stock; $0.0001 par value; 650,000,000 shares authorized; 5,878,535 and 3,509,749 shares issued, respectively, and 5,822,983 and 3,143,082 shares outstanding, respectively	582	490
Additional paid in capital	49,229,887	44,087,232
Accumulated deficit	(47,600,505)	(44,754,133)
Total Stockholders' Equity (Deficit)	1,630,094	(666,313)

Total Liabilities and Stockholders' Equity (Deficit)	$2,696,954	$1,647,722

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$1,005,999	$1,046,398

Costs and Expenses
Cost of revenue	126,544	81,606
Sales and marketing expenses	1,085,439	871,640
General and administrative expenses	1,077,299	1,704,319
Total operating expenses	2,289,282	2,657,565
Loss from Operations	(1,283,283)	(1,611,167)

Other (Expense) Income:
Interest income	274	659
Interest expense	(891,279)	(19)
Gain on settlements of accounts payable	9,038	-
Change in fair value of derivative liability - embedded conversion feature of Convertible Series A preferred stock	-	47,876
Change in fair value of derivative liability - convertible notes payable	(681,122)	-
Total Other (Expense) Income, Net	(1,563,089)	48,516
Net Loss	$(2,846,372)	$(1,562,651)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.55)	$(0.43)

Weighted average number of common shares outstanding during the period - basic and diluted	5,219,842	3,656,352

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,846,372)	$(1,562,651)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	122,554	69,075
Provision for bad debt	8,835	-
Stock based compensation expense	316,947	938,751
Amortization of debt issue costs into interest expense	8,645	-
Amortization of debt discount into interest expense	873,872	-
Gain on settlement of accounts payable	(9,038)	-
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	-	(47,876)
Change in fair value of derivative liability - convertible notes payable	681,122	-
Changes in operating assets and liabilities:
Accounts receivable	67,330	6,960
Other receivables	20,422	-
Prepaid and other current assets	(33,552)	(68,850)
Accounts payable	(5,189)	40,087
Accrued expenses	40,516	37,414
Deferred revenues	5,041	13,834
Net Cash and Cash Equivalents Used In Operating Activities	(748,867)	(573,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(143,018)	(83,250)
Cash paid to purchase property and equipment	-	(5,646)
Net Cash and Cash Equivalents Used In Investing Activities	(143,018)	(88,896)

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible Series A preferred stock	300,000	-
Proceeds from sale of common stock	1,774,999	-
Cash paid for direct offering costs	(90,766)	-
Net Cash and Cash Equivalents Provided By Financing Activities	1,984,233	-

Net Increase (Decrease) in Cash and Cash Equivalents	1,092,348	(662,152)
Cash and Cash Equivalents - Beginning of Period	489,166	1,604,587

Cash and Cash Equivalents - End of Period	$1,581,514	$942,435

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$1,682,507	$-
Conversion of Convertible Notes Payable and accrued interest to common stock	$841,294	$-
Conversion of Convertible Notes Payable and accrued interest to Series E preferred stock	$309,698
Common stock issued for services	$21,195	$-
Derivative liability reclassified to Additional Paid in Capital upon conversion of Series A preferred stock	$-	$105,900
Debt discount recorded on convertible notes payable	$-	$-
Equipment acquired through issuance of Series D Preferred Stock in connection with acquisition - related party	$-	$-
Derivative liability arising from convertible Series A preferred stock	$-	$-
Warrants issued in connection with settlement of accounts payable	$-	$-
Conversion of Convertible Notes Payable to Series A preferred stock	$-	$-
Accrued interest on Convertible Notes Payable reclassified to Additional Paid in Capital	$-	$-
Cashless exercise of warrants	$-	$-
Issuance of Series C preferred stock in exchange for warrants	$15	$-
Conversion of Series A preferred stock into common stock	$-	$18
Conversion of Series B preferred stock into common stock	$3	$110
Conversion of Series C preferred stock into common stock	$-	$-
Conversion of Series D preferred stock into common stock	$-	$32

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

Note 1 - Organization and Business

uSell.com, Inc., through our wholly-owned subsidiaries (collectively, “uSell,” “Company,” “we,” “us,” and/or “our”), is a technology based company focused on creating an online marketplace where sellers can sell small consumer electronics to professional buyers using a free, web-based platform. Through participation in the uSell marketplace, our buyers can acquire high volumes of inventory in a cost effective manner, while minimizing the investment and risk associated with creating and running their own branded advertising campaigns.

We utilize consumer oriented advertising efforts, such as direct response television commercials, and various forms of Internet advertising to attract sellers to our website. We facilitate transactions by developing technology and logistics systems that seamlessly move product from sellers’ homes to buyers’ warehouses. We also provide our buyers with value added services, such as shipping kit fulfillments, check processing and analytics.

Reverse Stock Split

On January 21, 2014, we effected a 1-for-15 reverse stock split of our common stock (“Reverse Split”). As a result of the Reverse Split, every fifteen shares of our common stock were combined into one share of common stock. Immediately after the January 21, 2014 effective date, we had 4,907,462 shares of common stock outstanding. All share and per share amounts have been retroactively restated to reflect the Reverse Split. The authorized number of shares of our common stock and the par value remained the same. The Reverse Split did not affect the shares of preferred stock outstanding, however it did affect the number of common stock shares issuable to holders upon conversion.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $2,846,000 and net cash and cash equivalents used in operations of approximately $749,000 for the three months ended March 31, 2014. The Company has an accumulated deficit of approximately $47,601,000 and working capital of approximately $770,000 at March 31, 2014. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As discussed in Note 11, the Company recently filed a registration statement in connection with a primary offering of at least $10 million in gross proceeds its securities. Assuming the Company closes this offering, management expects that the going concern treatment will no longer be relevant, although no assurances can be given.

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is our opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2013 and 2012. The financial information as of December 31, 2013 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2013.  The interim results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents generally consist of money market accounts.

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institution. At times, our cash may be uninsured or exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Accounts Receivable and Other Receivables

Accounts receivable and other receivables represent obligations from our buyers. We periodically evaluate the collectability of our accounts receivable and other receivables and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. Our allowance for doubtful accounts was $12,335 and $3,500 at March 31, 2014 and December 31, 2013, respectively.

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

March 31, 2014

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

Seller Electronics Referrals

Sellers responding to our advertising campaigns go to our website where they can search for the items they wish to sell using a streamlined point and click interface. Once they have identified their device, they are asked a single question to describe the condition of the device. At this point, they are presented with the “best match,” or uSell’s recommended offer from one of our buyers. We offer this recommendation based on both the price offered by the buyer relative to other buyers and the quality of ratings of the buyer relative to other buyers. The seller may choose to view a larger list of offers from all buyers interested in purchasing their device. During 2013, and into 2014, we earned up front “lead fees” from buyers when sellers accepted offers on our website and filled out a form to request a free shipping kit. This fee was received regardless of whether the sellers ultimately sent in their devices to the buyers. We recognized revenue upon online acceptance of the buyer’s offer by the seller. We record payments received from buyers in advance of offer acceptance as deferred revenue at the time payment is received.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

During 2013, our buyers paid fees based on the demand for the individual item which the seller was seeking to sell. Fees were not based on the value of the item sold. For instance, an iPhone might have had a higher fee than an Android, even if that particular Android had a higher offer price to the seller.

Beginning in February 2014, we started a transition of our business model, which was phased in over the subsequent six weeks. Under the new model, buyers pay us a commission only when they pay the seller for a received device and we recognize revenue upon payment to the seller.

Fulfillment Revenue

In December 2012, we began to offer fulfillment services on behalf of our buyers for the items sold by sellers. We act as the agent in these transactions, passing orders booked by our buyers to our fulfillment vendors, who then assemble the kits and mail them directly to the sellers. We earn a standard fee from our buyers and recognize revenue upon shipment of the kits to the sellers. We evaluated the presentation of revenue on a gross versus net basis and determined that since we perform as an agent without assuming the risks and rewards of ownership of the goods, revenue should be reported on a net basis.

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

Cost of Revenue

Our cost of revenue consists primarily of costs to maintain our website, including amortization expense on our technology platform software.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $1,060,969 and $837,847 for the three months ended March 31, 2014 and 2013, respectively.

Share-Based Payment Arrangements

We account for stock options in accordance with Accounting Standards Codification (“ASC”) 718: Compensation - Stock Compensation (“ASC 718”). ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense for the three months ended March 31, 2014 and 2013.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2014

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

The computation of basic and diluted loss per share at March 31, 2014 and 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Convertible Series A Preferred Stock	100,000	-
Convertible Series B Preferred Stock	60,415	62,002
Convertible Series C Preferred Stock	146,667	-
Convertible Series D Preferred Stock	-	83,333
Convertible Series E Preferred Stock	103,232	-
Unvested Restricted Stock and Restricted Stock Units	238,885	316,667
Stock Warrants	281,686	546,906
Stock Options	542,995	478,546
	1,473,880	1,487,454

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Customer Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended		Percentage of Accounts Receivable at
	March 31,		March 31,	December 31,
	2014	2013	2014	2013
Buyer A	14%	22%	-	3%
Buyer B	11%	20%	18%	14%
Buyer C	10%	11%	-	1%
Buyer D	5%	-	30%	35%
Buyer E	3%	-	24%	-
Buyer F	-	-	-	17%

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2014

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At March 31, 2014		At December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$-	$-	$-	$-
Level 2
None	-	-	-	-
Level 3
Derivative liability	-	-	-	1,001,385
	$-	$-	$-	$1,001,385

The following table reflects the change in fair value of our derivative liabilities for the three months ended March 31, 2014:

Balance at beginning of period	$1,001,385
Change in value of derivative liability - convertible notes	681,122
Reclassification of price protection feature to additional paid in capital - convertible notes	(1,682,507)
Balance at end of period	$-

We determined the estimated fair value amounts using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of the respective balance sheet dates and have determined that, as of such dates, the carrying value of all financial instruments approximates fair value.

Note 5 – Other Receivables

During the year ended December 31, 2013, the Company entered into two promissory notes with two buyers, whereby certain accounts receivable due to the Company were converted into promissory notes. One of the promissory notes, entered into on February 27, 2013 for $65,771, required weekly payments of $1,028, including interest, had a stated interest rate of 5% per year, and was due on June 4, 2014. The Company agreed to settle the outstanding balance with the buyer for $15,000. Accordingly, the Company recorded other receivables in the amount of $15,000 at December 31, 2013, representing the balance owed on this note. The Company received the payment on this note in January 2014. The second promissory note, entered into on February 14, 2013, as amended on May 8, 2013, requires weekly payments of $500, has no stated interest rate and is due to be repaid on July 30, 2014. Based upon the uncertainty of the collectability of this amount, the Company has recorded an allowance for doubtful accounts on the entire balance due of $8,835 as of March 31, 2014.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

Note 6 – Intangible Assets

Intangible assets consist of the following:

	Capitalized Software	Website Domain	Total
Gross value at March 31, 2014	$1,460,994	$67,752	$1,528,746
Accumulated amortization at March 31, 2014	(632,521)	(67,752)	(700,273)
Net value at March 31, 2014	$828,473	$-	$828,473

Gross value at December 31, 2013	$1,317,976	$67,752	$1,385,728
Accumulated amortization at December 31, 2013	(511,012)	(67,752)	(578,764)
Net value at December 31, 2013	$806,964	$-	$806,964

Our intangible assets are amortized on a straight-line basis over their estimated useful lives of two to three years. Amortization expense amounted to $121,509 and $67,785 for the three months ended March 31, 2014 and 2013, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2014 (remaining nine months)	$396,278
2015	335,705
2016	90,119
2017	6,371
$828,473

Note 7 – Convertible Notes

During the year ended December 31, 2013, we borrowed $1,220,000 and issued convertible notes payable (the “Convertible Notes”) which we used for working capital purposes. The Convertible Notes were convertible at $3.00 per share, after giving effect to the Reverse Split as defined in Note 1, due two years from the date of the investment and bore interest of 5% per annum payable in common stock upon maturity or conversion. The Convertible Notes automatically converted if the Company consummated (i) a financing of at least $1 million in which it issued common stock or common stock equivalents for a price greater than $3.75 per share or (ii) a change of control transaction whereby a majority of the Company’s outstanding voting stock was sold or there was a sale of substantially all of the Company’s assets, or (iii) the closing price of the Company’s common stock was more than $4.50 for 10 consecutive trading days. Additionally, investors had price protection on future non-exempted issuances at a price lower than $3.00 per share of common stock or common stock equivalent.

At the time of the issuances, we determined that the price protection feature on the Convertible Notes constituted a derivative liability and estimated the fair value of such liability to be $1,244,351 using the Black-Scholes option pricing model. We recorded the fair value of the liability of $1,244,351 as a derivative liability since the price protection feature of the Convertible Notes represented a variable conversion feature. Of this amount, we recorded $1,182,856 as a discount to the Convertible Notes and $61,495 as derivative expense.

During the year ended December 31, 2013, we issued 33,514 shares of our common stock in connection with the conversion of $100,000 of Convertible Notes, along with accrued interest of $541.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

In February 2014, holders of $820,000 Convertible Notes converted their principal, plus accrued interest of $21,294, into 280,427 shares of common stock. In addition, in February 2014, a holder of a $300,000 Convertible Note converted his note, plus accrued interest of $9,698, into 103,232 shares of newly designated Series E Preferred Stock (see Note 8). On the date of conversion, we determined the fair value of the derivative liability to be $1,682,507 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.22%
Expected dividend yield	0.0%
Expected volatility	239.41%
Expected term	1.35 – 1.77 years

We recorded an expense of $681,122 during the three months ended March 31, 2014, representing the net change in the fair value of the derivative liability pertaining to the Convertible Notes through the date of conversion and, as the derivative liability is eliminated upon conversion, recorded $1,682,507 as additional paid in capital.

We evaluated the conversion of the $300,000 Convertible Note into the Series E Preferred Stock using the applicable guidance in ASC 470-20, “Debt with Conversion and Other Options,” whereby if a convertible instrument is converted to equity securities of the debtor pursuant to an inducement offer, the debtor shall recognize an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. No gain or loss was recognized by the Company upon the conversion of the Convertible Notes into the Series E Preferred Stock since the fair value of the securities transferred was determined to be equal to the fair value of the securities issuable pursuant to the original conversion terms.

The discount of $1,182,856 was being accreted to non-cash interest expense over the contractual term of the Convertible Notes. During the three months ended March 31, 2014, accretion of the remaining discount amounted to $873,872. Contractual interest expense on the Convertible Notes amounted to $8,745 for the three months ended March 31, 2014.

The Company incurred fees associated with the closing of the Convertible Notes of $10,970. These amounts were recorded as other assets and were being amortized to interest expense over the contractual term of the Convertible Notes. During the three months ended March 31, 2014, accretion of the fees amounted to $8,645.

At March 31, 2014, all Convertible Notes have been converted and, as such, no balances remain outstanding.

Note 8 – Preferred Stock

Convertible Series A Preferred Stock

As of March 31, 2014, we have 100,000 shares of Convertible Series A Preferred Stock, with a par value of $0.0001 per share (“Series A”), outstanding.  The Series A has:

a)	Seniority and a liquidation preference over all classes of common stock, but is subordinate to our Series B Preferred Stock;
b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of Series A is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;
c)	A stated liquidation value of $3.00 per share;
d)	No stated dividends; and
e)	An option by the holder to convert each share into common shares at a rate of one share of common for each share of Series A.

On January 27, 2014, we sold 100,000 shares of Series A for proceeds of $300,000.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

Convertible Series B Preferred Stock

As of March 31, 2014, we have 951,250 shares of Convertible Series B Preferred Stock, with a par value of $0.0001 per share, (“2010 Series B PS”) outstanding.

The 2010 Series B PS has:

(a)	Seniority to all classes of common and preferred stock existing or issued in the future;
(b)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of 2010 Series B PS is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;
(c)	A stated liquidation value of $1.00 per share, and a liquidation preference of the greater of $1 per share, or the amount that would be due if all 2010 Series B PS shares had been converted to common stock immediately prior to the liquidation event;
(d)	No stated dividends;
(e)	An option by the holder to convert each share into common shares at a rate of 0.0635 shares of common for each share of 2010 Series B PS;

On February 4, 2014, a holder of 25,000 shares of our 2010 Series B PS converted his shares into 1,587 shares of common stock.

Convertible Series C Preferred Stock

On January 24, 2014, our Board authorized the issuance of up to 146,667 shares of Convertible Series C Preferred Stock (“Series C”), with a par value of $0.0001 per share.  The Series C has:

a)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of Series C is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;
b)	No stated dividends; and
c)	An option by the holder to convert each share into common shares at a rate of one share of common for each share of Series C.

On January 27, 2014, we issued 146,667 shares of Series C in exchange for 216,667 warrants, which were cancelled.

At March 31, 2014, there are 146,667 shares of Series C outstanding.

Convertible Series E Preferred Stock

On March 3, 2014, our Board authorized the issuance of up to 103,232 shares of Convertible Series E Preferred Stock (“Series E”), with a par value of $0.0001 per share.  The Series E has:

a)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of Series C is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;
b)	No stated dividends; and
c)	An option by the holder to convert each share into common shares at a rate of one share of common for each share of Series E.

In February 2014, we issued 103,232 shares of Series E upon the conversion of a $300,000 Convertible Note, plus accrued interest of $9,698.

At March 31, 2014, there are 103,232 shares of Series E outstanding.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

Note 9 – Common Stock

In February and March 2014, we sold an aggregate of 591,666 shares of our common stock, par value $0.0001, in a private placement offering for gross proceeds of $1,774,999. Palladium Capital Advisors, LLC (“Palladium”) acted as our placement agent for the offering, received a commission of $75,000 and was issued 22,083 five-year warrants exercisable at $3.00 per share. The Company estimated that the fair value of warrant was $62,241 using the Black-Scholes option pricing model. The fair value of the warrant granted to Palladium was estimated as of the date of grant using the following assumptions: (1) expected volatility of 58.9%, (2) risk-free interest rate of 1.53% and (3) expected life of five years. The Company accounted for the fair value of the warrant as a cost of the private placement offering resulting in a charge directly to stockholders’ equity. Net proceeds, after the payment of commissions and legal and other expenses of $90,766, amounted to $1,684,233.

Shares Granted to Directors, Consultants and Employees

On January 27, 2014, we entered into a six month joint marketing agreement with a third party consultant. Pursuant to the terms of the agreement, we are required to pay a cash fee of $40,000 for the first month of service, $30,000 for the second and third month and $10,000 per month thereafter. Additionally, we issued the consultant 30,000 fully vested shares of common stock, having a fair value of $123,744, based on the quoted closing trading price of our common stock as of the grant date. We recorded $123,744 as compensation expense pertaining to this grant during the three months ended March 31, 2014.

On January 30, 2014, we granted 2,000 fully-vested shares of common stock, having a fair value of $6,056, based on the quoted closing trading price of our common stock as of the grant date, to an advisor for services provided. We recorded $6,056 as professional fees expense pertaining to this grant during the three months ended March 31, 2014.

Note 10 – Stock-Based Compensation

Stock Option Grants

During the three months ended March 31, 2014, we granted 59,332 stock options to employees for future services. These options had a fair value of $90,431 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.19 – 1.35%
Expected dividend yield	0%
Expected volatility	57.22 – 56.95%
Expected term	3.75 years

The options are exercisable at a weighted average exercise price of $3.92 per share over a five-year term and vest over four years. We recorded $15,695 during the three months ended March 31, 2014 as compensation expense pertaining to this grant.

Including prior period grants and the above grants, we recorded non-cash compensation expense of $114,759 and $380,801 for the three months ended March 31, 2014 and 2013, respectively, pertaining to stock option grants.

The following table summarizes our stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	557,413	$4.98	4.0	$5,250
Granted	59,332	3.92
Exercised	-	-
Forfeited or Canceled	(73,750)	3.01
Outstanding - March 31, 2014	542,995	$5.14	3.9	$869,661

Exercisable - March 31, 2014	275,296	$6.81	3.9	$404,577

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

The following table summarizes our stock option activity for non-vested options for the three months ended March 31, 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	237,040	$4.45
Granted	59,332	1.52
Vested	(21,590)	(6.91)
Forfeited or Canceled	(7,083)	(3.01)
Balance at March 31, 2014	267,699	$3.66

Warrants

The following summarizes our warrant activity for the three months ended March 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	476,270	3.02	3.1	$-
Granted	22,083	3.00
Exercised	-	-
Cancelled/Forfeited	(216,667)	3.00
Outstanding - March 31, 2014	281,686	$3.04	3.0	$555,224

Exercisable - March 31, 2014	281,686	$3.04	3.0	$555,224

As discussed in Note 9, in February 2014, in connection with the private placement offering of our common stock, we issued Palladium five-year warrants to purchase up to an aggregate of 22,083 shares of our common stock at an exercise price of $3.00 per share.

Additionally, as discussed in Note 9, we issued 146,667 shares of Series C in exchange for 216,667 warrants, which were cancelled.

There was no expense pertaining to warrants recorded during the three months ended March 31, 2014 and 2013.

Restricted Stock Awards

In June 2013, we entered into a one year investor relations agreement with a third party consultant. Pursuant to the terms of the agreement, we are required to pay a monthly cash fee of $3,000 and issued 18,000 shares of our common stock, with 4,500 shares vesting on a quarterly basis, beginning on the effective date of June 10, 2013. During the three months ended March 31, 2014, the final tranche of 4,500 shares, having a fair value of $21,195, based on the quoted closing trading price of our common stock as of the grant date, vested. This amount has been recorded as a prepaid expense and is being amortized over the remaining service term. We recorded $13,095 as professional fees expense pertaining to this grant during the three months ended March 31, 2014.

On October 18, 2013, we granted an aggregate of 66,666 shares of restricted common stock to two of our advisors for future services to be provided. The restricted stock vests quarterly over a three year period with the first vesting date being December 31, 2013, subject to continued service on each applicable vesting date. Additionally, the restricted stock will automatically vest under certain circumstances including in the event of a change of control of the Company. During the three months ended March 31, 2014, 5,556 shares, having a fair value of $27,668, based on the quoted closing trading price of our common stock as of the grant date, vested. Accordingly, we recorded $27,668 as compensation expense pertaining to the vested portion of this grant during the three months ended March 31, 2014.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at March 31, 2014 amounts to $597,454 and is expected to be recognized over a weighted average period of 4.2 years.

A summary of the restricted stock award activity for the three months ended March 31, 2014 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2013	248,941
Granted	32,000
Vested	(42,056)
Unvested Outstanding at March 31, 2014	238,885

Note 11 – Subsequent Events

On April 10, 2014, our Board of Directors granted 150,000 Restricted Stock Units, or RSUs, to each of Daniel Brauser, our Chief Executive Officer, and Nik Raman, our Chief Operating Officer. The RSUs vest in five equal annual increments over a five-year period subject to continued employment and earlier upon a change of control as defined in the 2008 Equity Incentive Plan. Additionally, on April 10, 2014, we entered into agreements with Michael Brauser and Doug Feirstein, both directors of the Company, through which each agreed within 90 days to prematurely exercise for cash one-half of their warrants and exchange one-half for RSUs. Mr. Brauser holds 216,666 warrants and Mr. Feirstein holds 33,333 warrants, each issued on January 27, 2012 and exercisable for five years at $3.00 per share (giving effect to the reverse stock split). The RSUs will be identical to other RSUs they hold, including vesting over five years.

On April 15, 2014, we filed an amendment to a registration statement on Form S-1 for the public sale of $10,000,000 of units (subject to a 15% over-allotment option), consisting of an unspecified number of shares of common stock and warrants at a public offering price to be determined. Dawson James Securities, Inc. will be acting as underwriter on a firm-commitment basis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 28, 2014, and the Form S-1 filed with the SEC on April 15, 2014, and subsequent amendments.

Company Overview

uSell.com, Inc. is a technology based company focused on creating an online marketplace where sellers interested in selling small consumer electronics, through an ecommerce website-based service, can:

•	Find cash offers for their items based on the make, model, and condition of each item;
•	Efficiently compare offers for those items from a marketplace of professional buyers,
•	Review satisfaction ratings and customer reviews of each buyer,
•	Determine the offer they wish to accept,
•	Immediately complete their transaction on our website with the buyer of their choice,
•	Ship their device for free using either a prepaid shipping kit or shipping label; and
•	Track the progress of their order online from initiation to final payment for their device.

Our business model is similar to successful ecommerce websites such as Amazon (www.amazon.com) and eBay (www.ebay.com). These companies leverage the power of a specialized network of merchants to (i) offer competitive pricing to the customer, (ii) assist the customer in deciding who to transact with by providing relevant information about each merchant, and (iii) provide fulfillment services to facilitate transactions. However, while websites like Amazon and eBay enable individual buyers to purchase goods by leveraging a network of professional sellers, uSell enables individual sellers to sell goods by leveraging a network of professional buyers.

We utilize consumer oriented advertising efforts, such as direct response television commercials and various forms of Internet advertising, to attract sellers to our website. Effective consumer oriented advertising requires significant expertise and up-front capital to efficiently create, produce, edit and air the advertising campaigns.  Ineffective advertisements can result in significant costs that do not generate revenue sufficient to cover costs.

We work with professional, wholesale buyers and provide them with a low risk, cost-efficient way to acquire inventory that they can then resell through various means. Through participation in the uSell marketplace, our buyers can benefit from the high volume response rates to our national television advertising and broad-based Internet advertising campaigns, while minimizing the investment and risk associated with creating and running their own branded advertising campaigns.  Additionally, we provide our buyers with value added services such as shipping kit fulfillment, check processing, and analytics.

When sellers enter information about the devices they intend to sell on our website, they are presented with offers from our buyers that are interested in purchasing these items. Until late March 2014, uSell earned up front “lead fees” from buyers when sellers accepted offers on our website and filled out a form to request a free shipping kit. This fee was received regardless of whether these sellers ultimately sent in their devices to the buyers. By late March 2014, we completed a material change to our business model.

We began implementing this change in early February, and phased it in over the subsequent four to six weeks. Under the new model, buyers pay us a commission only when they pay the seller for a received device. We believe this model accomplishes the following:

•	lowers risk for our buyers;
•	provides buyers with a more competitive device acquisition cost;
•	allows buyers to offer higher prices to sellers;
•	increases our conversion rates and throughput; and
•	will increase our revenues and cash flows.

The new business model and pricing is designed to so that our marketplace business is only successful when our sellers and buyers are successful.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, and allocation of resources. These key business metrics include:

Gross Merchandise Value. Gross Merchandise Value, or GMV, is the total value of all successfully closed transactions on our platform during the applicable period. It is the value of what the buyers are putting through our platform, a portion of which is paid to sellers and a portion paid to us. GMV is measured when sellers are paid. Accordingly, GMV would not be a meaningful measure for the three months ended March 31, 2014, as this represents the transition period of our new business model, the effects of which will not be fully measurable until late April 2014. In future filings, we will report GMV.

Orders Placed. Orders Placed represents the number of transactions in a given period from which sellers have placed orders which have not been completed, which we refer to as “Orders Completed” (defined below). Orders Placed is a leading indicator of what future GMV will be less breakage (orders where the seller does not send their device to the buyer) and it provides an additional measurement of the volume of activity flowing through our marketplace.

Orders Completed. Orders Completed represents the number of transactions in a given period from which sellers and buyers have completed a transaction and we have received payment from buyers.

We refer to Orders Placed and Orders Completed collectively as Orders.

Our corporate headquarters are located at 33 East 33rd Street, New York, New York 10016 and our phone number is (212) 213-6805. Our website can be found at www.uSell.com. The information on our website is not incorporated in this report.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 3 of our unaudited interim condensed consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. There have been no material changes to our Critical Accounting Policies during the period covered by this report, other than as disclosed in Note 3, “Revenue Recognition”.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2014	2013	(Dollars)	(Percentage)
Revenue	$1,005,999	$1,046,398	$(40,399)	-4%
Costs and Expenses
Cost of Revenue	126,544	81,606	44,938	55%
Sales and Marketing	1,085,439	871,640	213,799	25%
General and Administrative	1,077,299	1,704,319	(627,020)	-37%
Operating Loss	(1,283,283)	(1,611,167)	327,884	-20%
Other (Expense) Income	(1,563,089)	48,516	(1,611,605)	NM
Net Loss	$(2,846,372)	$(1,562,651)	$(1,283,721)	82%

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended March 31,
	2014		2013
Seller Electronics Referrals	$851,032	85%	$1,012,058	97%
Fulfillment Revenue	44,961	4%	25,943	2%
Advertising Revenue	73,343	7%	8,395	1%
Other Revenue	36,663	4%	2	0%
	$1,005,999	100%	$1,046,398	100%

Seller Electronics Referral. Before March 2014, uSell earned up front “lead fees” from buyers when sellers accepted offers on our website and filled out a form to request a free shipping kit. This fee was received regardless of whether these sellers ultimately sent in their devices to the buyers. Buyers treated these lead fees as a marketing expense, and had to consider historical data on “send in rates” when setting pricing on the website.  uSell recognized the related revenue upon the sellers’ acceptance of an offer and submission of the form on the website.

Beginning in February 2014 and for the subsequent six weeks, we phased in a major change to our business model. Under the new model, we eliminated the upfront lead fees to buyers and began charging transactional fees when buyers pay sellers for received devices. Whereas prior to the change, we recognized revenue upon acceptance of an offer and submission of the form on our website, we now recognize revenue upon payment to the seller. This aligns our incentives with sellers and reduces risk for buyers. It also creates a material change in our timing of revenue recognition, as sellers typically receive payment 2-5 weeks after placing orders on the website, depending on when they send in their devices. The impact of the change on our timing of revenue recognition significantly affected our revenues during the three months ended March 31, 2014, and is expected to continue to impact revenues through late April 2014. Additionally, we also experienced a significant impact to our cash flows during the three months ended March 31, 2014 since buyers are now paying uSell after having received the devices from sellers. Notwithstanding the lag in the timing of our revenue recognition and cash flows during this transitional period, we anticipate that revenues for the quarter ended June 30, 2014 will be higher than our revenues for the quarter ended March 31, 2014.

Although we experienced a decrease in revenues during the three months ended March 31, 2014 resulting from the transition in our model, we have seen a dramatic and directly correlated up-tick in several of our marketplace metrics. Most notably, we have seen meaningful increases in prices offered to sellers, conversion rates, and throughput as compared to the three months ended December 31, 2013 and the month of January 2014. Since the change, the average price offered to sellers on our top 100 SKUs has increased by nearly 20%. This increase in pricing has resulted in our conversion rate jumping by more than 100%.  As conversion has increased, so has throughput, as measured by Orders Placed on the website. We generated over 45,000 Orders Placed in the month of April, compared to an average of 25,000 Orders Placed per month prior to the shift. We are using Orders Placed as a leading indicator of GMV, since GMV can only be reliably measured on a 5-6 week lag. In the future, GMV will be our primary measure of throughput.

The full impact of the increase in throughput will not be entirely realized in the short term. We have identified a strong correlation between increases in throughput and organic customer demand in the form of repeat and word of mouth traffic. Growth in these free traffic sources is a key driver of future growth and profitability. Therefore, we anticipate further positive long-term impacts as a result of the change in our business model.

Fulfillment Revenue. Our fulfillment services offered on behalf of our buyers for items sold by sellers was fully implemented in March 2013. Accordingly, the three months ended March 31, 2013 do not reflect normalized fulfillment revenue, compared to the three months ended March 31, 2014.

Advertising Revenue. We generate advertising revenues from text-based sponsored links and display advertisements. Advertising services was implemented in June 2013 and, accordingly, the three months ended March 31, 2013 do not reflect normalized advertising revenue, compared to the three months ended March 31, 2014.

Other Revenue. Other revenue during the three months ended March 31, 2014 mainly represents fees earned for the development and hosting of the trade-in platform related to our Staples contract.

Cost of Revenue

Our cost of revenue for generating leads for our buyers consists primarily of costs to maintain our website, including amortization expense on our technology platform software.

Sales and Marketing Expenses

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	Three Months Ended March 31,
	2014	2013
Revenue	$1,005,999	$1,046,398
Sales and Marketing Expenses	$1,085,439	$871,640
Percentage of Revenue	108%	83%

Our sales and marketing expenses represent one of our most significant costs, amounting to 108% and 83% of revenue for the three months ended March 31, 2014 and 2013, respectively. Advertising and marketing costs as a percentage of revenue was impacted by the transition of our business model from earning revenue upon the sellers’ acceptance of the buyers offer to earning revenue upon payment to the seller.

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

Factors such as the time of year and significant local or nationally televised events can influence the effectiveness of our advertising campaigns. Our marketing spending will continue to vary during 2014 as we add new partners and increase our conversion rates and throughput. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the buyers on our site; this will allow us to increase our marketing spend and, accordingly, increase our revenues.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. Our general and administrative expenses for the three months ended March 31, 2014 were impacted by non-cash compensation expense pertaining to share grants and option grants for services.

Excluding non-cash compensation expense, our general and administrative expenses for the three months ended March 31, 2014 remained relatively consistent compared to the three months ended March 31, 2013. Non-cash compensation amounted to $317,000 and $939,000 for the three months ended March 31, 2014 and 2013, respectively.

Other Income (Expense)

Other income (expense) during the three months ended March 31, 2014 resulted primarily from the conversion of our Convertible Notes in February 2014. As a result of the conversion, the remaining unamortized discount of $874,000, as well as the remaining unamortized balance of debt issue costs of $9,000, were recognized as non-cash interest expense. Additionally, we recorded approximately $9,000 of contractual interest expense and approximately $681,000 of derivative expense related to the change in the market value of the derivative liability on our Convertible Notes through the date of conversion.

Other income (expense) during the three months ended March 31, 2013 includes approximately $48,000 of income due to the change in the market value of the derivative liability pertaining to our 2011 Series A preferred stock (“2011 Series A”). In March 2013, all 177,906 shares of outstanding 2011 Series A were converted into common stock and this derivative liability was eliminated.

Liquidity and Capital Resources

We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract sellers to our website where we help them monetize household items, such as small consumer electronics that they are no longer using. These advertising and marketing campaigns are our most significant use of cash from operations. Payment policies for these campaigns vary by advertising medium and by vendor. Payment terms vary as well, but in general payment for our advertisements is due within two-weeks or less of when the advertisement airs. Other significant uses of cash include production costs to create our advertisements, salary expense for our employees, and professional fees.

Under our new business model, we typically collect cash receipts from buyers on the uSell marketplace within five days of when buyers receive devices. This time period may be longer in the case when the device received is either a different device or is in a different condition than what the seller represented when completing the sign-up on our website.  In those instances, a re-quote process occurs.  A new offer is made to the seller, which the seller may either accept or reject.  If the re-quote offer is accepted, we typically collect the corresponding cash receipts within five days from the day the offer was accepted.  If the re-quote is rejected, the device is sent back to the seller and no cash receipts are received.  The re-quote process occurs on approximately 25% of devices received and approximately 75% of re-quotes are accepted.

Cash Flows from Operating Activities

We used approximately $749,000 of cash in operating activities during the three months ended March 31, 2014, an increase from approximately $573,000 of cash used in operating activities during the three months ended March 31, 2013. Our net loss during the three months ended March 31, 2014 of approximately $2.8 million was mainly offset by approximately $874,000 from the amortization of remaining debt discount on our Convertible Notes, $681,000 from the change in the market value of the derivative liability pertaining to our Convertible Notes, $317,000 of stock-based compensation and $123,000 of depreciation and amortization. Changes in working capital provided approximately $95,000 of cash during the three months ended March 31, 2014. During the three months ended March 31, 2013, we had a net loss of approximately $1.6 million, which was mainly offset by approximately $939,000 of stock-based compensation. Changes in working capital provided approximately $29,000 of cash during the three months ended March 31, 2013.

Cash Flows from Investing Activities

During the three months ended March 31, 2014, we capitalized approximately $143,000 of website development costs, compared to approximately $83,000 in 2013. We currently do not have any capital obligations or commitments that will require a significant amount of capital.

Cash Flows from Financing Activities

During the three months ended March 31, 2014, our financing activities generated approximately $1.7 million in net proceeds from the private placement offering of our common stock. In addition, we received proceeds of $300,000 from the sale of our Convertible Series A Preferred Stock. We did not generate any cash flows from financing activities during the three months ended March 31, 2013.

Liquidity

We do not yet have a sustained history of financial stability. Historically, our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. Losses from operations are continuing subsequent to March 31, 2014. We anticipate that we will continue to generate losses from operations in the near future. If necessary, we will reduce operating expenses, other than marketing and advertising expenses. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the number of buyers on our site; which will allow us to increase our marketing spend and, accordingly, increase our revenues.

In February and March 2014, we issued a total of 591,666 shares of common stock to several investors in exchange for net proceeds of $1,700,000. In addition, in January 2014, we issued a total of 100,000 shares of Series A Convertible Preferred Stock in exchange for $300,000. The proposed public offering of $10,000,000 of units is designed to provide additional working capital, as well as meet NASDAQ’s shareholders’ equity listing requirement. Even if we do not close any such offering, we expect that we have enough cash to sustain operations at the present level for approximately one year.

Our cash burn rate for the month of April 2014 was approximately $160,000, compared to an average monthly cash burn rate of approximately $300,000 for the three months ended March 31, 2014. Management believes this amount will continue to improve under our new business model, although this expectation is based in part on early results of our new business model.

We intend to use a portion of the proceeds from the public offering for marketing and advertising. Management may decide, from time to time, to increase spending on marketing and advertising in order to accelerate our revenue growth. However, because of revenue recognition and cash flow timing under our new business model, we will see a short-term increase in our cash burn in periods of accelerated marketing spend.

There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities, or that the proposed public offering will close. If it does not close, after twelve months, we may be required to seek additional funding sources in the future or effectuate plans to conserve liquidity. If additional sources of funds are needed to continue operations, future efforts to raise additional funds may not be successful or, they may not be available on acceptable terms, if at all.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan and continuing to raise capital, including the closing of the proposed public offering.

Recent Accounting Pronouncements

See Note 3 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity, anticipated revenues, effect on our results of operations from our new pricing model and cash flows.

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

Changes in Internal Controls Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

uSell.com, Inc.

May 14, 2014	/s/ Daniel Brauser
Daniel Brauser
Chief Executive Officer (Principal Executive Officer)

May 14, 2014	/s/ Jennifer Calabrese
Jennifer Calabrese
Interim Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Restated and Amended Certificate of Incorporation, as amended				Filed
10.1	Form of Restricted Stock Unit Agreement	10-K	3/28/14	10.11
10.2	Subscription Agreement – February 2014	10-K	3/28/14	10.15
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*

101.INS	XBRL Instance Document				Filed

101.SCH	XBRL Taxonomy Extension Schema Document				Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-X.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 33 East 33rd Street, Suite 1101, New York, New York 10016.

