Form 10-Q
period 2014-06-30
usell.com, Inc.
filed 2014-08-14
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2014
Common Stock, $0.0001 par value per share	5,962,705 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,036,046	$489,166
Accounts receivable, net	111,372	184,718
Other receivables	-	29,257
Prepaid expenses and other current assets	89,248	95,808
Total Current Assets	1,236,666	798,949

Property and equipment, net	5,198	7,289
Intangible assets, net	854,178	806,964
Other assets	205,697	34,520

Total Assets	$2,301,739	$1,647,722

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Accounts payable	$1,103,553	$651,296
Accrued expenses	275,644	327,913
Deferred revenue	113,097	87,313
Derivative liability	-	1,001,385
Total Current Liabilities	1,492,294	2,067,907

Convertible notes payable, net of discount	-	246,128
Total Liabilities	1,492,294	2,314,035

Stockholders' Equity (Deficit):
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; 100,000 and 0 shares issued and outstanding, respectively. Liquidation preference $300,000 and $0, respectively	10	-
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; 951,250 and 976,250 shares issued and outstanding, respectively. Liquidation preference $951,250 and $976,250, respectively	95	98
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; 146,667 and 0 shares issued and outstanding, respectively.	15	-
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; 103,232 and 0 shares issued and outstanding, respectively	10	-
Common stock; $0.0001 par value; 650,000,000 shares authorized; 5,887,703 and 4,973,073 shares issued, respectively, and 5,837,705 and 4,907,462 shares outstanding, respectively	583	490
Additional paid in capital	49,714,890	44,087,232
Accumulated deficit	(48,906,158)	(44,754,133)
Total Stockholders' Equity (Deficit)	809,445	(666,313)

Total Liabilities and Stockholders' Equity (Deficit)	$2,301,739	$1,647,722

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$1,709,250	$1,224,340	$2,715,249	$2,270,738

Costs and Expenses
Cost of revenue	138,095	89,558	264,639	171,164
Sales and marketing expenses	1,640,107	1,083,436	2,725,546	1,955,076
General and administrative expenses	1,237,103	1,187,288	2,314,402	2,891,607
Total operating expenses	3,015,305	2,360,282	5,304,587	5,017,847
Loss from Operations	(1,306,055)	(1,135,942)	(2,589,338)	(2,747,109)

Other (Expense) Income:
Interest income	418	566	692	1,225
Interest expense	(16)	(504)	(891,295)	(523)
Gain on settlements of accounts payable	-	4,772	9,038	4,772
Change in fair value of derivative liability - embedded conversion feature of Convertible Series A preferred stock	-	-	-	47,876
Change in fair value of derivative liability - convertible notes payable	-	-	(681,122)	-
Total Other (Expense) Income, Net	402	4,834	(1,562,687)	53,350
Net Loss	$(1,305,653)	$(1,131,108)	$(4,152,025)	$(2,693,759)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.22)	$(0.24)	$(0.75)	$(0.65)

Weighted average number of common shares outstanding during the period - basic and diluted	5,829,539	4,682,380	5,526,375	4,172,200

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,152,025)	$(2,693,759)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	255,633	144,667
Provision for (Recovery of) bad debt	8,835	(20,299)
Stock based compensation expense	811,897	1,419,678
Amortization of debt issue costs into interest expense	8,645	-
Amortization of debt discount into interest expense	873,872	-
Lease termination expense	-	9,000
Gain on settlement of accounts payable	(9,038)	(4,772)
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	-	(47,876)
Change in fair value of derivative liability - convertible notes payable	681,122	-
Changes in operating assets and liabilities:
Accounts receivable	73,346	(33,404)
Other receivables	20,422	23,005
Prepaid and other current assets	(3,003)	(92,544)
Accounts payable	461,295	63,289
Accrued expenses	(21,276)	(10,964)
Deferred revenues	25,784	21,734
Net Cash and Cash Equivalents Used In Operating Activities	(964,491)	(1,222,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(300,756)	(155,005)
Cash paid to purchase property and equipment	0	(5,646)
Net Cash and Cash Equivalents Used In Investing Activities	(300,756)	(160,651)

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,774,999	-
Proceeds from sale of convertible Series A preferred stock	300,000	-
Proceeds from exercise of warrants	12,500	-
Cash paid for direct offering costs	(275,372)	-
Net Cash and Cash Equivalents Provided By Financing Activities	1,812,127	-

Net Increase (Decrease) in Cash and Cash Equivalents	546,880	(1,382,896)
Cash and Cash Equivalents - Beginning of Period	489,166	1,604,587

Cash and Cash Equivalents - End of Period	$1,036,046	$221,691

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$1,682,507	$-
Conversion of Convertible Notes Payable and accrued interest to common stock	$841,294	$-
Conversion of Convertible Notes Payable and accrued interest to Series E preferred stock	$309,698
Common stock issued for services	$21,195	$13,500
Derivative liability reclassified to Additional Paid in Capital upon conversion of Series A preferred stock	$-	$105,900
Issuance of Series C preferred stock in exchange for warrants	$15	$-
Conversion of Series A preferred stock into common stock	$-	$18
Conversion of Series B preferred stock into common stock	$3	$110
Conversion of Series D preferred stock into common stock	$-	$35

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 1 - Organization and Business

uSell.com, Inc., through our wholly-owned subsidiaries (collectively, “uSell,” “Company,” “we,” “us,” and/or “our”), is a technology based company focused on creating an online marketplace where sellers can sell small consumer electronics to professional buyers using an ecommerce website-based platform. Through participation in the uSell marketplace, our buyers can acquire high volumes of inventory in a cost effective manner, while minimizing the investment and risk associated with creating and running their own branded advertising campaigns.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $4,152,000 and net cash and cash equivalents used in operations of approximately $964,000 for the six months ended June 30, 2014. The Company has an accumulated deficit of approximately $48,906,000 and a working capital deficit of approximately $256,000 at June 30, 2014. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As discussed in Note 11, on August 11, 2014, the Company’s Registration Statement on Form S-1/A registering up to $5,000,000 of units comprised of common stock and warrants went effective. We anticipate closing on the sale of $4.65 million shortly after the filing of this report. Assuming the Company closes this offering, management expects that the going concern treatment will no longer be relevant, although no assurances can be given.

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

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2013 and 2012. The financial information as of December 31, 2013 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2013. The interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

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

Accounts Receivable and Other Receivables

Accounts receivable and other receivables represent obligations from our buyers. We periodically evaluate the collectability of our accounts receivable and other receivables and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. Our allowance for doubtful accounts was $12,335 and $3,500 at June 30, 2014 and December 31, 2013, respectively.

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

June 30, 2014

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

Common Stock Purchase Warrants and Derivative Financial Instruments

We review any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and classify them on our balance sheet as:

a)	Equity if they (i) require physical settlement or net-share settlement, or (ii) give us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or

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

June 30, 2014

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

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to $1,604,443 and $1,052,949 for the three months ended June 30, 2014 and 2013, respectively, and $2,665,412 and $1,890,796 for the six months ended June 30, 2014 and 2013, respectively.

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

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense for the three and six months ended June 30, 2014 and 2013.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2014

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

The computation of basic and diluted loss per share at June 30, 2014 and 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2014	2013
Convertible Series A Preferred Stock	100,000	-
Convertible Series B Preferred Stock	60,415	62,002
Convertible Series C Preferred Stock	146,667	-
Convertible Series E Preferred Stock	103,232	-
Unvested Restricted Stock	49,998	280,167
Unvested Restricted Stock Units	629,331	-
Stock Options	548,495	471,516
Stock Warrants	277,519	546,906
	1,915,657	1,360,592

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Customer Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended		Percentage of Revenue During the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Buyer A	11%	11%	11%	11%
Buyer B	7%	31%	10%	27%
Buyer C	7%	19%	8%	20%
Buyer D	-	-	-	18%

	Percentage of Accounts Receivable at
	June 30,	December 31,
	2014	2013
Buyer AA	36%	35%
Buyer BB	11%	-
Buyer CC	2%	14%
Buyer DD	-	17%

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU, No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s consolidated financial statements and disclosures.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

	At June 30, 2014		At December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$-	$-	$-	$-
Level 2
None	-	-	-	-
Level 3
Derivative liability	-	-	-	1,001,385
	$-	$-	$-	$1,001,385

The following table reflects the change in fair value of our derivative liabilities for the six months ended June 30, 2014:

Balance at beginning of period	$1,001,385
Change in value of derivative liability - convertible notes	681,122
Reclassification of price protection feature to additional paid in capital - converted notes	(1,682,507)
Balance at end of period	$-

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

Note 5 – Other Receivables

During the year ended December 31, 2013, the Company received two promissory notes from two buyers, whereby certain accounts receivable due to the Company were converted into promissory notes. One of the promissory notes, dated February 27, 2013 for $65,771, required weekly payments of $1,028, including interest, had a stated interest rate of 5% per year, and was due on June 4, 2014. The Company agreed to settle the outstanding balance with the buyer for $15,000. Accordingly, the Company recorded other receivables in the amount of $15,000 at December 31, 2013, representing the balance owed on this note. The Company received the payment on this note in January 2014. The second promissory note, dated February 14, 2013, as amended on May 8, 2013, requires weekly payments of $500, has no stated interest rate and is due to be repaid on July 30, 2014. Based upon the uncertainty of the collectability of this amount, the Company has recorded an allowance for doubtful accounts on the entire balance due of $8,835 as of June 30, 2014.

Note 6 – Intangible Assets

Intangible assets consist of the following:

	Capitalized Software	Website Domain	Total
Gross value at June 30, 2014	$1,618,732	$67,752	$1,686,484
Accumulated amortization at June 30, 2014	(764,554)	(67,752)	(832,306)
Net value at June 30, 2014	$854,178	$-	$854,178

Gross value at December 31, 2013	$1,317,976	$67,752	$1,385,728
Accumulated amortization at December 31, 2013	(511,012)	(67,752)	(578,764)
Net value at December 31, 2013	$806,964	$-	$806,964

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Our intangible assets are amortized on a straight-line basis over their estimated useful lives of two to three years. Amortization expense amounted to $132,033 and $74,285 for the three months ended June 30, 2014 and 2013, respectively, and $253,542 and $142,070 for the six months ended June 30, 2014 and 2013, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2014 (remaining six months)	$282,898
2015	392,531
2016	142,698
2017	36,051
$854,178

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

We recorded an expense of $681,122 during the six months ended June 30, 2014, representing the net change in the fair value of the derivative liability pertaining to the Convertible Notes through the date of conversion and, as the derivative liability is eliminated upon conversion, recorded $1,682,507 as additional paid in capital.

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

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

The discount of $1,182,856 was being accreted to non-cash interest expense over the contractual term of the Convertible Notes. During the six months ended June 30, 2014, accretion of the remaining discount amounted to $873,872. Contractual interest expense on the Convertible Notes amounted to $8,745 for the six months ended June 30, 2014.

The Company incurred fees associated with the closing of the Convertible Notes of $10,970. These amounts were recorded as other assets and were being amortized to interest expense over the contractual term of the Convertible Notes. During the six months ended June 30, 2014, accretion of the fees amounted to $8,645.

At June 30, 2014, all Convertible Notes have been converted and, as such, no balances remain outstanding.

Note 8 – Preferred Stock

Convertible Series A Preferred Stock

As of June 30, 2014, we have 100,000 shares of Convertible Series A Preferred Stock, with a par value of $0.0001 per share (“Series A”), outstanding. The Series A has:

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

On January 27, 2014, we sold 100,000 shares of Series A for proceeds of $300,000.

Convertible Series B Preferred Stock

As of June 30, 2014, we have 951,250 shares of Convertible Series B Preferred Stock, with a par value of $0.0001 per share, (“2010 Series B PS”) outstanding.

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

June 30, 2014

(Unaudited)

b)	No stated dividends; and
c)	An option by the holder to convert each share into common shares at a rate of one share of common for each share of Series C.

On January 27, 2014, we issued 146,667 shares of Series C in exchange for 216,667 warrants, which were cancelled.

As of June 30, 2014, there are 146,667 shares of Series C outstanding.

Convertible Series E Preferred Stock

On March 3, 2014, our Board authorized the issuance of up to 103,232 shares of Convertible Series E Preferred Stock (“Series E”), with a par value of $0.0001 per share.  The Series E has:

a)	Voting rights and powers equal to the voting rights and powers of our common stock. Each share of Series E is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;
b)	No stated dividends; and
c)	An option by the holder to convert each share into common shares at a rate of one share of common for each share of Series E.

In February 2014, we issued 103,232 shares of Series E upon the conversion of a $300,000 Convertible Note, plus accrued interest of $9,698.

As of June 30, 2014, there are 103,232 shares of Series E outstanding.

Note 9 – Common Stock

In February and March 2014, we sold an aggregate of 591,666 shares of our common stock, par value $0.0001, in a private placement offering for gross proceeds of $1,774,999. Palladium Capital Advisors, LLC (“Palladium”) acted as our placement agent for the offering, received a commission of $75,000 and was issued 22,083 five-year warrants exercisable at $3.00 per share. The Company estimated that the fair value of warrant was $62,241 using the Black-Scholes option pricing model. The fair value of the warrant granted to Palladium was estimated as of the date of grant using the following assumptions: (1) expected volatility of 58.9%, (2) risk-free interest rate of 1.53% and (3) expected life of five years. The Company accounted for the fair value of the warrant as a cost of the private placement offering resulting in a charge directly to stockholders’ equity. Net proceeds, after the payment of commissions and legal and other expenses of $95,550, amounted to $1,679,449.

Shares Granted to Directors, Consultants and Employees

On January 27, 2014, we entered into a six month joint marketing agreement with a third party consultant. Pursuant to the terms of the agreement, we are required to pay a cash fee of $40,000 for the first month of service, $30,000 for the second and third month and $10,000 per month thereafter. Additionally, we issued the consultant 30,000 fully vested shares of common stock, having a fair value of $123,744, based on the quoted closing trading price of our common stock as of the grant date. We recorded $0 and $123,744 as compensation expense pertaining to this grant during the three and six months ended June 30, 2014, respectively.

On January 30, 2014, we granted 2,000 fully-vested shares of common stock, having a fair value of $6,056, based on the quoted closing trading price of our common stock as of the grant date, to an advisor for services provided. We recorded $0 and $6,056 as professional fees expense pertaining to this grant during the three and six months ended June 30, 2014, respectively.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 10 – Stock-Based Compensation

Stock Option Grants

During the six months ended June 30, 2014, we granted 69,332 stock options to employees for future services. These options had a fair value of $107,478, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.19 – 1.35%
Expected dividend yield	0%
Expected volatility	57.22 – 60.30%
Expected term	3.75 – 4.00 years

The options are exercisable at a weighted average exercise price of $3.86 per share over a five-year term and vest over four years. We recorded $8,348 during the six months ended June 30, 2014 as compensation expense pertaining to these grants.

Including prior period grants and the above grants, we recorded non-cash compensation expense of $216,398 and $384,360 for the three months ended June 30, 2014 and 2013, respectively, and $331,158 and $765,478 for the six months ended June 30, 2014, respectively, pertaining to stock option grants.

The following table summarizes our stock option activity for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	557,413	$4.98	4.0	$5,250
Granted	69,332	3.86
Exercised	-	-
Forfeited or Canceled	(78,250)	3.06
Outstanding - June 30, 2014	548,495	$5.12	3.7	$182,462

Exercisable - June 30, 2014	297,962	$6.62	3.6	$99,172

The following table summarizes our stock option activity for non-vested options for the six months ended June 30, 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	237,040	$4.45
Granted	69,332	1.55
Vested	(46,756)	(6.48)
Forfeited or Canceled	(9,083)	(3.06)
Balance at June 30, 2014	250,533	$3.35

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Warrants

The following summarizes our warrant activity for the six months ended June 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	476,269	3.02	3.1	$-
Granted	22,083	3.00
Exercised	(4,166)	-
Cancelled/Forfeited	(216,667)	3.00
Outstanding - June 30, 2014	277,519	$3.04	2.7	$124,312

Exercisable - June 30, 2014	277,519	$3.04	2.7	$124,312

As discussed in Note 9, in February 2014, in connection with the private placement offering of our common stock, we issued Palladium five-year warrants to purchase up to an aggregate of 22,083 shares of our common stock at an exercise price of $3.00 per share.

Additionally, as discussed in Note 9, we issued 146,667 shares of Series C in exchange for 216,667 warrants, which were cancelled.

There was no expense pertaining to warrants recorded during the three and six months ended June 30, 2014 and 2013.

Restricted Stock Awards

In June 2013, we entered into a one year investor relations agreement with a third party consultant. Pursuant to the terms of the agreement, we are required to pay a monthly cash fee of $3,000 and issued 18,000 shares of our common stock, with 4,500 shares vesting on a quarterly basis, beginning on the effective date of June 10, 2013. During the three months ended March 31, 2014, the final tranche of 4,500 shares, having a fair value of $21,195, based on the quoted closing trading price of our common stock as of the grant date, vested. This amount has been recorded as a prepaid expense and is being amortized over the remaining service term. We recorded $17,663 and $30,758 as professional fees expense pertaining to this grant during the three and six months ended June 30, 2014, respectively.

On October 18, 2013, we granted an aggregate of 66,666 shares of restricted common stock to two of our advisors for future services to be provided. The restricted stock vests quarterly over a three year period with the first vesting date being December 31, 2013, subject to continued service on each applicable vesting date. Additionally, the restricted stock will automatically vest under certain circumstances including in the event of a change of control of the Company. During the six months ended June 30, 2014, 11,112 shares, having a fair value of $46,836, based on the quoted closing trading price of our common stock as of the grant date, vested. Accordingly, we recorded $19,168 and $46,836 as compensation expense pertaining to the vested portion of this grant during the three and six months ended June 30, 2014, respectively.

On May 15, 2014, we granted 5,000 shares of fully vested restricted common stock to our Interim Chief Financial Officer for services previously provided. The fair value of the common stock on the date of grant was $4.55 per share, based upon the quoted closing trading price of our common stock on the grant date. The aggregate grant date fair value of the award amounted to $22,750, which we recorded as compensation expense during the six months ended June 30, 2014.

On April 11, 2014, we granted 150,000 restricted stock units (“RSUs”) each to our Chief Executive Officer and Chief Operating Officer. The RSUs vest annually over a five year period with the first vesting date being April 10, 2015, subject to continued service on each applicable vesting date. Additionally, the RSUs will automatically vest under certain circumstances including in the event of a change of control of the Company. The RSUs will have no voting rights or dividend rights. The fair value of the common stock on the date of grant is $4.80 per share, based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounts to $1,440,000, which is being recognized as compensation expense over the vesting period. We recorded $60,000 of compensation expense during the six months ended June 30, 2014 with respect to this award.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Effective May 19, 2014, we granted an aggregate of 146,000 RSUs to our independent directors. The RSUs vest annually over a three year period with the first vesting date being May 19, 2015, subject to continued service on each applicable vesting date. Additionally, the RSUs will automatically vest under certain circumstances including in the event of a change of control of the Company. The RSUs will have no voting rights or dividend rights. The fair value of the common stock on the date of grant is $4.55 per share, based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounts to $664,300, which is being recognized as compensation expense over the vesting period. We recorded $27,679 of compensation expense during the six months ended June 30, 2014 with respect to this award.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at June 30, 2014 amounts to $2,465,120 and is expected to be recognized over a weighted average period of 4.1 years.

A summary of the restricted stock award activity for the six months ended June 30, 2014 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2013	248,941
Granted	483,000
Vested	(52,612)
Unvested Outstanding at June 30, 2014	679,329

Note 11 – Subsequent Events

On April 10, 2014, we entered into agreements with Michael Brauser, Chairman of the Board of Directors of the Company, and Doug Feirstein, a former director of the Company, through which each agreed within 90 days to prematurely exercise 216,666 warrants and 33,333 warrants, respectively, exercisable at $3.00 per share (after giving effect to the reverse stock split), with one-half exercised for cash and the other half exchanged for RSUs. Mr. Brauser exercised and exchanged his warrants in July 2014 by paying $324,999 of cash and receiving 108,333 shares of common stock and 108,333 fully vested RSUs to be delivered on July 18, 2019. Mr. Feirstein exercised and exchanged his warrants in July 2014 by paying $50,000 of cash and receiving 16,667 shares of common stock and 16,666 fully vested RSUs to be delivered on July 18, 2019.

On August 11, 2014, the Company’s Registration Statement on Form S-1/A registering up to $5,000,000 of units comprised of common stock and warrants went effective. On the same date, the Company entered into a Placement Agent Agreement with Dawson James Securities, Inc. to serve as the Company’s exclusive Placement Agent in connection with the sale of the units. We anticipate closing on the sale of $4.65 million shortly after the filing of this report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 28, 2014, and the Prospectus dated August 11, 2014.

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

By late March 2014, we completed a material change to our business model. We began implementing this change in early February, and phased it in over the subsequent four to six weeks. Under the new model, buyers pay us a commission only when they pay the seller for a received device. We believe that this model accomplishes the following:

•	lowers risk for our buyers;
•	provides buyers with a more competitive device acquisition cost;
•	allows buyers to offer higher prices to sellers;
•	increases our conversion rates and throughput; and
•	increases our revenues and cash flows.

The new business model and pricing is designed so that our marketplace business is only successful when our sellers and buyers are successful.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, and allocation of resources. These key business metrics include:

Gross Merchandise Value. Gross Merchandise Value, or GMV, is the total value of all successfully closed transactions on our platform during the applicable period. It is the value of all merchandise that buyers purchase through the platform plus any associated fees, including check processing fees and gross shipping and handling fees. A portion of the merchandise value is paid to sellers and a portion is paid to us. GMV is measured when sellers are paid. Accordingly, GMV is not a meaningful measure for the three months ended March 31, 2014, as this represents the transition period of our new business model, the effects of which were not fully measurable until late April 2014.

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

Results of Operations

2014 Highlights

We completed a material change to our business model during the first quarter of 2014, which positively impacted our revenues and cash flows during the second quarter of 2014. Additionally, we noted the following:

•	Decreased our working capital deficit from ($1,269,000) on December 31, 2013 to ($256,000) on June 30, 2014.
•	Went from a stockholders’ deficit of ($666,000) on December 31, 2013 to stockholders’ equity of $809,000 on June 30, 2014.
•	Increased our revenues from $2,271,000 for the six months ended June 30, 2013 to $2,715,000 for the six months ended June 30, 2014.
•	Decreased our cash used in operations from ($1,222,000) for the six months ended June 30, 2013 to ($964,000) for the six months ended June 30, 2014.
•	Increased prices offered to sellers, leading to higher conversion rates and throughput, during the six months ended June 30, 2014, compared to the six months ended December 31, 2013.
•	Increased our Orders Placed, a leading indicator of throughput, from 147,343 for the six months ended June 30, 2013 to 230,897 for the six months ended June 30, 2014.
•	Increased our Orders Completed from 62,106 for the six months ended June 30, 2013 to 109,089 for the six months ended June 30, 2014.
•	Processed $5,780,877 in GMV for the quarter ended June 30, 2014. Please note that we have not tracked this metric prior to the second quarter of 2014. In the future we plan on comparing GMV on a year over year basis to properly account for seasonality.
21

Comparison of the Three and Six Months Ended June 30, 2014 to the Three and Six Months Ended June 30, 2013

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2014	2013	(Dollars)	(Percentage)
Revenue	$1,709,250	$1,224,340	$484,910	40%
Costs and Expenses
Cost of Revenue	138,095	89,558	48,537	54%
Sales and Marketing	1,640,107	1,083,436	556,671	51%
General and Administrative	1,237,103	1,187,288	49,815	4%
Operating Loss	(1,306,055)	(1,135,942)	(170,113)	15%
Other Income	402	4,834	(4,432)	-92%
Net Loss	$(1,305,653)	$(1,131,108)	$(174,545)	15%

	Six Months Ended June 30,		Change	Change
	2014	2013	(Dollars)	(Percentage)
Revenue	$2,715,249	$2,270,738	$444,511	20%
Costs and Expenses
Cost of Revenue	264,639	171,164	93,475	55%
Sales and Marketing	2,725,546	1,955,076	770,470	39%
General and Administrative	2,314,402	2,891,607	(577,205)	-20%
Operating Loss	(2,589,338)	(2,747,109)	157,771	-6%
Other (Expense) Income	(1,562,687)	53,350	(1,616,037)	NM
Net Loss	$(4,152,025)	$(2,693,759)	$(1,458,266)	54%

____________________________

NM: Not Meaningful.

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended June 30,
	2014		2013
Seller Electronics Referrals	$1,509,547	88%	$1,136,325	93%
Fulfillment Revenue	93,869	6%	41,399	3%
Advertising Revenue	80,718	5%	44,701	4%
Other Revenue	25,116	1%	1,915	0%
	$1,709,250	100%	$1,224,340	100%

	Six Months Ended June 30,
	2014		2013
Seller Electronics Referrals	$2,360,579	87%	$2,148,383	95%
Fulfillment Revenue	138,830	5%	67,342	3%
Advertising Revenue	154,061	6%	53,097	2%
Other Revenue	61,779	2%	1,916	0%
	$2,715,249	100%	$2,270,738	100%

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

Beginning in February 2014 and for the subsequent six weeks, we phased in a major change to our business model. Under the new model, we eliminated the upfront lead fees to buyers and began charging transactional fees when buyers pay sellers for received devices. Whereas prior to the change, we recognized revenue upon acceptance of an offer and submission of the form on our website, we now recognize revenue upon payment to the seller. This aligns our incentives with sellers and reduces risk for buyers. It also creates a material change in our timing of revenue recognition, as sellers typically receive payment 2-5 weeks after placing orders on the website, depending on when they send in their devices. The impact of the change on our timing of revenue recognition significantly affected our revenues during the three months ended March 31, 2014, and continued to impact revenues through late April 2014. Notwithstanding the lag in the timing of our revenue recognition during this transitional period, revenues for the three and six months ended June 30, 2014 were higher, compared to revenues for the three and six months ended June 30, 2013. We believe this increase is primarily attributable to the successful transition to our new business model, as well as our increased investment in our marketing and advertising campaigns.

During the three and six months ended June 30, 2014, we saw an increase in several of our marketplace metrics. Most notably, we have seen meaningful increases in prices offered to sellers, conversion rates, and throughput as compared to the three months ended December 31, 2013. Since the change, the average price offered to sellers on our top 100 SKUs has increased by nearly 20%. This increase in pricing has resulted in our conversion rate jumping by more than 100%. As conversion has increased, so has throughput, as measured by Orders Placed on the website. We generated over 54,000 Orders Placed in the month of June, approximately 47,000 Orders Placed in May and approximately 45,000 Orders Placed in April. Orders Placed during the quarter ended June 30, 2014 totaled 146,000, compared to 85,000 Orders Placed during the quarter ended March 31, 2014 (the quarter in which the shift in our business model took place). This equates to over 70% growth quarter over quarter. We are using Orders Placed as a leading indicator of both GMV and Orders Completed, since these metrics can only be reliably measured on a 5-6 week lag. In the future, we will use both GMV and Orders Completed to measure throughput. Orders Completed is a pure measure of throughput, while GMV also takes into account the average value per device sold.

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

Fulfillment Revenue. Our fulfillment services offered on behalf of our buyers for items sold by sellers was fully implemented in March 2013. Accordingly, the six months ended June 30, 2013 does not reflect normalized fulfillment revenue, compared to the six months ended June 30, 2014. Additionally, due to the increased number of Orders Completed resulting from the implementation of our new business model, we had a corresponding increase in fulfillment services revenue during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Advertising Revenue. We generate advertising revenues from text-based sponsored links and display advertisements. Advertising services was implemented in June 2013 and, accordingly, the three and six months ended June 30, 2013 does not reflect normalized advertising revenue, compared to the three months ended June 30, 2014.

Other Revenue. Other revenue during the three and six months ended June 30, 2014 mainly represents fees earned for the development and hosting of the trade-in platform related to our Staples contract.

Cost of Revenue

Our cost of revenue for generating leads for our buyers consists primarily of costs to maintain our website, including amortization expense on our technology platform software.

Sales and Marketing Expenses

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$1,709,250	$1,224,340	$2,715,249	$2,270,738
Sales and Marketing Expenses	$1,640,107	$1,083,436	$2,725,546	$1,955,076
Percentage of Revenue	96%	88%	100%	86%

Our sales and marketing expenses represent one of our most significant costs, amounting to 96% and 88% of revenue for the three months ended June 30, 2014 and 2013, respectively, and 100% and 86% for the six months ended June 30, 2014 and 2013, respectively. Advertising and marketing costs as a percentage of revenue were impacted by the transition of our business model from earning up front lead fees to earning revenue upon payment to the seller. Under the new model, revenue lags marketing expense by 5-6 weeks. During periods of marketing expansion, the mismatch in timing of marketing expense and revenue recognition increases marketing costs as a percent of revenue.

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

Factors such as the time of year and significant local or nationally televised events can influence the effectiveness of our advertising campaigns. Our marketing spending will continue to vary during 2014 as we add new partners and increase our conversion rates and throughput. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the buyers on our site; this will allow us to increase our marketing spend and, accordingly, increase our revenues. During the six months ended June 30, 2014, as part of our initiative to increase revenues, we increased spending on marketing and advertising in order to further accelerate our revenue growth. However, because of revenue and cash flow timing under our new business model, we experienced a short-term increase in our sales and marketing expense, with a corresponding short-term lag in the recognition of the related revenues. Under our new business model, we will experience a short-term increase in our cash burn in periods of accelerated marketing spend.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services, as well as consulting and internal personnel costs for our back office support functions. Our general and administrative expenses for the three and six months ended June 30, 2014 were impacted by non-cash compensation expense pertaining to share grants and option grants for services.

Excluding non-cash compensation expense, our general and administrative expenses for the three and six months ended June 30, 2014 remained relatively consistent compared to the three and six months ended June 30, 2013. Non-cash compensation amounted to $495,000 and $481,000 for the three months ended June 30, 2014 and 2013, respectively, and $812,000 and $1,420,000 for the six months ended June 30, 3014 and 2013, respectively

Other Income (Expense)

Other income (expense) during the six months ended June 30, 2014 resulted primarily from the conversion of our Convertible Notes in February 2014. As a result of the conversion, the remaining unamortized discount of $874,000, as well as the remaining unamortized balance of debt issue costs of $9,000, was recognized as non-cash interest expense. Additionally, we recorded approximately $9,000 of contractual interest expense and approximately $681,000 of derivative expense related to the change in the market value of the derivative liability on our Convertible Notes through the date of conversion.

Other income (expense) during the six months ended June 30, 2013 includes approximately $48,000 of income due to the change in the market value of the derivative liability pertaining to our 2011 Series A preferred stock (“2011 Series A”). In March 2013, all 177,906 shares of outstanding 2011 Series A were converted into common stock and this derivative liability was eliminated.

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

Under our new business model, we typically collect cash receipts from buyers on the uSell marketplace within five days of when buyers receive devices. This time period may be longer in the case when the device received is either a different device or is in a different condition than what the seller represented when completing the sign-up on our website.  In those instances, a re-quote process occurs.  A new offer is made to the seller, which the seller may either accept or reject.  If the re-quote offer is accepted, we typically collect the corresponding cash receipts within five days from the day the offer was accepted.  If the re-quote is rejected, the device is sent back to the seller and no cash receipts are received.  The re-quote process occurs on approximately 30% of devices received and approximately 75% of re-quotes are accepted.

Cash Flows from Operating Activities

We used approximately $964,000 of cash in operating activities during the six months ended June 30, 2014, a decrease from approximately $1,222,000 of cash used in operating activities during the six months ended June 30, 2013. Our net loss during the six months ended June 30, 2014 of approximately $4.2 million was mainly offset by approximately $874,000 from the amortization of remaining debt discount on our Convertible Notes, $812,000 of stock-based compensation, $681,000 from the change in the market value of the derivative liability pertaining to our Convertible Notes and $256,000 of depreciation and amortization. Changes in working capital provided approximately $556,000 of cash during the six months ended June 30, 2014. During the six months ended June 30, 2013, we had a net loss of approximately $2.7 million, which was mainly offset by approximately $1,420,000 of stock-based compensation and $145,000 of depreciation and amortization. Changes in working capital used approximately $29,000 of cash during the six months ended June 30, 2013.

Cash Flows from Investing Activities

During the six months ended June 30, 2014, we capitalized approximately $301,000 of website development costs, compared to approximately $155,000 in 2013. We currently do not have any capital obligations or commitments that will require a significant amount of capital.

Cash Flows from Financing Activities

During the six months ended June 30, 2014, our financing activities generated approximately $1.8 million in proceeds from the private placement offering of our common stock. In addition, we received proceeds of $300,000 from the sale of our Convertible Series A Preferred Stock and $12,000 from the exercise of warrants. Proceeds from our financing activities were partially offset by approximately $275,000 of offering costs paid. We did not generate any cash flows from financing activities during the three months ended March 31, 2013.

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

If we raise at least $4.65 million in our proposed public offering, we will have enough capital to sustain our current operations for at least 12 months. If we do not raise any capital in this proposed public offering (which is being conducted on a best-efforts basis), we expect that we will have enough cash to sustain operations at the present level for approximately five months.

Our average monthly cash burn rate was approximately $142,000 (excluding deferred offering costs) for the three months ended June 30, 2014 and approximately $300,000 for the three months ended March 31, 2014. Management believes this amount will continue to improve under our new business model, although this expectation is based in part on preliminary results and analysis of our new business model.

We intend to use a portion of the proceeds from our proposed public offering for marketing, improvements in our platform technology and working capital. Management may decide, from time to time, to increase spending on marketing and advertising in order to accelerate our revenue growth. However, because of revenue recognition and cash flow timing under our new business model, we will see a short-term increase in our cash burn in periods of accelerated marketing spend.

There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities, or that the proposed public offering will close. If it does not close, we may be required to seek additional funding sources in the future or effectuate plans to conserve liquidity. If additional sources of funds are needed to continue operations, future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include providing consumers with a sufficient number of partners that furnish offers on our sites, the effectiveness of our advertising campaigns, failure to close our proposed public offering, and the willingness of people to use us to help them monetize and recycle their small consumer electronic items. Further information on our risk factors is contained in our filings with the SEC, including our Prospectus dated August 11, 2014. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

usell.com, Inc.

August 14, 2014	/s/ Daniel Brauser
Daniel Brauser
Chief Executive Officer (Principal Executive Officer)

August 14, 2014	/s/ Jennifer Calabrese
Jennifer Calabrese
Interim Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Restated and Amended Certificate of Incorporation, as amended				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

