Form 10-Q
period 2014-09-30
usell.com, Inc.
filed 2014-11-14
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2014
Common Stock, $0.0001 par value per share	7,528,261 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,745,646	$489,166
Accounts receivable, net	129,560	184,718
Other receivables	-	29,257
Prepaid expenses and other current assets	109,897	95,808
Total Current Assets	3,985,103	798,949

Property and equipment, net	6,195	7,289
Intangible assets, net	905,122	806,964
Other assets	25,875	34,520

Total Assets	$4,922,295	$1,647,722

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Accounts payable	$767,458	$651,296
Accrued expenses	460,710	327,913
Deferred revenue	173,002	87,313
Derivative liability	-	1,001,385
Total Current Liabilities	1,401,170	2,067,907

Convertible notes payable, net of discount	-	246,128
Total Liabilities	1,401,170	2,314,035

Stockholders' Equity (Deficit):
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; 100,000 and 0 shares issued and outstanding, respectively. Liquidation preference $300,000 and $0, respectively	10	-

Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; 951,250 and 976,250 shares issued and outstanding, respectively. Liquidation preference $951,250 and $976,250, respectively	95	98
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; 146,667 and 0 shares issued and outstanding, respectively.	15	-
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; 103,232 and 0 shares issued and outstanding, respectively	10	-
Common stock; $0.0001 par value; 650,000,000 shares authorized; 7,572,703 and 4,973,073 shares issued, respectively, and 7,528,261 and 4,907,462 shares outstanding, respectively	753	490
Additional paid in capital	54,177,048	44,087,232
Accumulated deficit	(50,656,806)	(44,754,133)
Total Stockholders' Equity (Deficit)	3,521,125	(666,313)

Total Liabilities and Stockholders' Equity (Deficit)	$4,922,295	$1,647,722

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,432,388	$1,636,386	$4,147,637	$3,907,124

Costs and Expenses
Cost of revenue	164,419	133,244	429,058	304,408
Sales and marketing expenses	1,885,249	1,316,086	4,610,795	3,271,162
General and administrative expenses	1,134,166	900,806	3,448,568	3,792,413
Total operating expenses	3,183,834	2,350,136	8,488,421	7,367,983
Loss from Operations	(1,751,446)	(713,750)	(4,340,784)	(3,460,859)

Other (Expense) Income:
Interest income	815	391	1,507	1,616
Interest expense	(17)	(101,734)	(891,312)	(102,257)
Gain on settlements of accounts payable	-	-	9,038	4,772
Derivative expense - convertible notes payable	-	(28,134)	-	(28,134)
Change in fair value of derivative liability - embedded conversion feature of Convertible Series A preferred stock	-	-	-	47,876
Change in fair value of derivative liability - convertible notes payable	-	16,916	(681,122)	16,916
Total Other (Expense) Income, Net	798	(112,561)	(1,561,889)	(59,211)
Net Loss	$(1,750,648)	$(826,311)	$(5,902,673)	$(3,520,070)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.26)	$(0.17)	$(1.00)	$(0.80)

Weighted average number of common shares outstanding during the period - basic and diluted	6,718,248	4,806,587	5,928,031	4,386,316

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,902,673)	$(3,520,070)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	403,105	262,481
Provision for (Recovery of) bad debt	8,835	(48,299)
Stock based compensation expense	1,098,856	1,818,577
Amortization of debt issue costs into interest expense	8,645	-
Amortization of debt discount into interest expense	873,872	92,343
Lease termination expense	-	9,000
Gain on settlement of accounts payable	(9,038)	(4,772)
Derivative expense pertaining to convertible notes payable	-	28,134
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	-	(47,876)
Change in fair value of derivative liability - convertible notes payable	681,122	(16,916)
Changes in operating assets and liabilities:
Accounts receivable	55,158	(15,271)
Other receivables	20,422	36,044
Prepaid and other current assets	1,765	(58,750)
Accounts payable	125,200	3,175
Accrued expenses	163,789	111,343
Deferred revenues	85,689	35,036
Net Cash and Cash Equivalents Used In Operating Activities	(2,385,253)	(1,315,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(498,068)	(381,589)
Cash paid to purchase property and equipment	(2,101)	(5,645)
Net Cash and Cash Equivalents Used In Investing Activities	(500,169)	(387,234)

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	6,424,999	-
Proceeds from sale of convertible Series A preferred stock	300,000	-
Proceeds from exercise of warrants	387,500	-
Proceeds from convertible notes payable	-	950,000
Cash paid for debt issue costs	-	(9,090)
Cash paid for direct offering costs	(970,597)	-
Net Cash and Cash Equivalents Provided By Financing Activities	6,141,902	940,910

Net Increase (Decrease) in Cash and Cash Equivalents	3,256,480	(762,145)
Cash and Cash Equivalents - Beginning of Period	489,166	1,604,587

Cash and Cash Equivalents - End of Period	$3,745,646	$842,442

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$1,682,507	$-
Conversion of Convertible Notes Payable and accrued interest to common stock	$841,294	$-
Conversion of Convertible Notes Payable and accrued interest to Series E preferred stock	$309,698	$-
Common stock issued for services	$51,695	$23,625
Derivative liability reclassified to Additional Paid in Capital upon conversion of Series A preferred stock	$-	$105,900
Debt discount recorded on convertible notes payable	$-	$924,125
Issuance of Series C preferred stock in exchange for warrants	$15	$-
Conversion of Series A preferred stock into common stock	$-	$18
Conversion of Series B preferred stock into common stock	$3	$110
Conversion of Series D preferred stock into common stock	$-	$35

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

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

Note 2 – Liquidity and Management Plans

As reflected in the accompanying financial statements, the Company had a net loss of approximately $5,903,000 and net cash and cash equivalents used in operations of approximately $2,385,000 for the nine months ended September 30, 2014. The Company has an accumulated deficit of approximately $50,657,000 at September 30, 2014. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities.

Management believes that the cash balance at September 30, 2014 of approximately $3,746,000, current level of positive working capital of approximately $2,584,000, anticipated cash that will be received from expected future sales, and additional funds through the issuance of debt and equity securities will be sufficient to sustain operations for the next twelve months.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2013 and 2012. The financial information as of December 31, 2013 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2013. The interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents generally consist of money market accounts.

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institution. At times, our cash may be uninsured or exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Accounts Receivable and Other Receivables

Accounts receivable and other receivables represent obligations from our buyers. We periodically evaluate the collectability of our accounts receivable and other receivables and consider the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. Our allowance for doubtful accounts was $12,335 and $3,500 at September 30, 2014 and December 31, 2013, respectively.

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

September 30, 2014

(Unaudited)

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

September 30, 2014

(Unaudited)

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

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $1,835,000 and $1,276,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $4,500,000 and $3,167,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense for the three and nine months ended September 30, 2014 and 2013.

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

The computation of basic and diluted loss per share at September 30, 2014 and 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

	Three and Nine Months Ended September 30,
	2014	2013
Convertible Notes Payable	-	316,667
Convertible Series A Preferred Stock	100,000	-
Convertible Series B Preferred Stock	60,415	62,002
Convertible Series C Preferred Stock	146,667	-
Convertible Series E Preferred Stock	103,232	-
Unvested Restricted Stock	54,442	225,667
Unvested Restricted Stock Units	629,331	-
Stock Options	594,625	476,516
Stock Warrants	802,520	542,937
	2,491,232	1,623,789

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Customer Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended		Percentage of Revenue During the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Buyer A	22%	5%	14%	9%
Buyer B	5%	27%	8%	27%
Buyer C	8%	20%	8%	20%

	Percentage of Accounts Receivable at
	September 30,	December 31,
	2014	2013
Buyer A	13%	1%
Buyer C	5%	14%
Buyer BB	27%	35%
Buyer CC	5%	-
Buyer DD	-	17%

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

September 30, 2014

(Unaudited)

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

The following are the major categories of assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At September 30, 2014		At December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$-	$-	$-	$-
Level 2
None	-	-	-	-
Level 3
Derivative liability	-	-	-	1,001,385
	$-	$-	$-	$1,001,385

The following table reflects the change in fair value of our derivative liabilities for the nine months ended September 30, 2014:

Balance at beginning of period	$1,001,385
Change in value of derivative liability - convertible notes	681,122
Reclassification of price protection feature to additional paid in capital - converted notes	(1,682,507)
Balance at end of period	$-

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

Note 5 - Intangible Assets

Intangible assets consist of the following:

	Capitalized Software	Website Domain	Total
Gross value at September 30, 2014	$1,816,044	$67,752	$1,883,796
Accumulated amortization at September 30, 2014	(910,922)	(67,752)	(978,674)
Net value at September 30, 2014	$905,122	$-	$905,122

Gross value at December 31, 2013	$1,317,976	$67,752	$1,385,728
Accumulated amortization at December 31, 2013	(511,012)	(67,752)	(578,764)
Net value at December 31, 2013	$806,964	$-	$806,964

Our intangible assets are amortized on a straight-line basis over their estimated useful lives of two to three years. Amortization expense amounted to $146,368 and $116,593 for the three months ended September 30, 2014 and 2013, respectively, and $399,910 and $258,664 for the nine months ended September 30, 2014 and 2013, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2014 (remaining three months)	$138,761
2015	466,793
2016	208,469
2017	91,099
$905,122

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 6 - Convertible Notes

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

In February 2014, holders of $820,000 Convertible Notes converted their principal, plus accrued interest of $21,294, into 280,427 shares of common stock. In addition, in February 2014, a holder of a $300,000 Convertible Note converted his note, plus accrued interest of $9,698, into 103,232 shares of newly designated Series E Preferred Stock (see Note 7). On the date of conversion, we determined the fair value of the derivative liability to be $1,682,507 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.22%
Expected dividend yield	0.0%
Expected volatility	239.41%
Expected term	1.35 - 1.77 years

We recorded an expense of $681,122 during the nine months ended September 30, 2014, representing the net change in the fair value of the derivative liability pertaining to the Convertible Notes through the date of conversion and, as the derivative liability is eliminated upon conversion, recorded $1,682,507 as additional paid in capital.

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

The discount of $1,182,856 was being accreted to non-cash interest expense over the contractual term of the Convertible Notes. During the nine months ended September 30, 2014, accretion of the remaining discount amounted to $873,872. Contractual interest expense on the Convertible Notes amounted to $8,745 for the nine months ended September 30, 2014.

The Company incurred fees associated with the closing of the Convertible Notes of $10,970. These amounts were recorded as other assets and were being amortized to interest expense over the contractual term of the Convertible Notes. During the nine months ended September 30, 2014, accretion of the fees amounted to $8,645.

At September 30, 2014, all Convertible Notes have been converted and, as such, no balances remain outstanding.

Note 7 - Preferred Stock

Convertible Series A Preferred Stock

As of September 30, 2014, we have 100,000 shares of Convertible Series A Preferred Stock, with a par value of $0.0001 per share (“Series A”), outstanding. The Series A has:

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

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

On January 27, 2014, we sold 100,000 shares of Series A for proceeds of $300,000.

Convertible Series B Preferred Stock

As of September 30, 2014, we have 951,250 shares of Convertible Series B Preferred Stock, with a par value of $0.0001 per share, (“2010 Series B PS”) outstanding.

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

As of September 30, 2014, there are 146,667 shares of Series C outstanding.

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

As of September 30, 2014, there are 103,232 shares of Series E outstanding.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 8 – Public Offering

On August 15, 2014, we sold an aggregate of 1,550,000 units at $3.00 per unit (“Units”) for gross proceeds of $4,650,000. Each Unit consisted of one share of our common stock and one-half warrant. Each warrant is exercisable for five years and entitles the holder to purchase one share of common stock at an exercise price of $3.20 per share. We estimated that the fair value of the warrant was $1,204,759, using the Black-Scholes option pricing model. The fair value of the warrant was estimated as of the date of grant using the following assumptions: (1) expected volatility of 60.7%, (2) risk-free interest rate of 1.55% and (3) expected life of five years. The Company accounted for the fair value of the warrant as a cost of the offering resulting in a charge directly to stockholders’ equity. Dawson James Securities, Inc. (“Dawson James”), our placement agent for the offering, received a commission of $559,900. In addition, we sold Dawson James, for $100, an option to purchase up to a total of 93,000 Units, exercisable for five years at $3.75 per Unit (or an aggregate exercise price of $348,750). We estimated that the fair value of the unit purchase option was $133,355, using the Black-Scholes option pricing model. The fair value of the unit purchase option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 60.7%, (2) risk-free interest rate of 1.55% and (3) expected life of five years. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as a cost of the offering resulting in a charge directly to stockholders’ equity. Net proceeds, after the payment of commissions and legal and other expenses of $875,047, amounted to $3,774,953.

Note 9 - Common Stock

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

Shares Granted to Directors, Consultants and Employees

On January 27, 2014, we entered into a six month joint marketing agreement with a third party consultant. Pursuant to the terms of the agreement, we are required to pay a cash fee of $40,000 for the first month of service, $30,000 for the second and third month and $10,000 per month thereafter. Additionally, we issued the consultant 30,000 fully vested shares of common stock, having a fair value of $123,744, based on the quoted closing trading price of our common stock as of the grant date. We recorded $0 and $123,744 as compensation expense pertaining to this grant during the three and nine months ended September 30, 2014, respectively.

On January 30, 2014, we granted 2,000 fully-vested shares of common stock, having a fair value of $6,056, based on the quoted closing trading price of our common stock as of the grant date, to an advisor for services provided. We recorded $0 and $6,056 as professional fees expense pertaining to this grant during the three and nine months ended September 30, 2014, respectively.

On April 10, 2014, we entered into agreements with Michael Brauser, Chairman of the Board of Directors of the Company, and Doug Feirstein, a former director of the Company, through which each agreed within 90 days to prematurely exercise 216,666 warrants and 33,333 warrants, respectively, exercisable at $3.00 per share (after giving effect to the reverse stock split), with one-half exercised for cash and the other half exchanged for restricted stock units (“RSUs”). Mr. Brauser exercised and exchanged his warrants in July 2014 by paying $324,999 of cash and receiving 108,333 shares of common stock and 108,333 fully vested RSUs to be delivered on July 18, 2019. Mr. Feirstein exercised and exchanged his warrants in July 2014 by paying $50,000 of cash and receiving 16,667 shares of common stock and 16,666 fully vested RSUs to be delivered on July 18, 2019.

Note 10 - Stock-Based Compensation

Stock Option Grants

During the nine months ended September 30, 2014, we granted 118,332 stock options to employees for future services. These options had a fair value of $173,257, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.19 - 1.43%
Expected dividend yield	0%
Expected volatility	56.89 - 60.87%
Expected term	3.75 - 4.00 years

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

The options are exercisable at a weighted average exercise price of $3.46 per share over a five-year term and vest over four years. We recorded $7,809 and $16,156 during the three and nine months ended September 30, 2014 as compensation expense pertaining to these grants.

Including prior period grants and the above grants, we recorded non-cash compensation expense of $114,142 and $295,961 for the three months ended September 30, 2014 and 2013, respectively, and $445,300 and $1,061,440 for the nine months ended September 30, 2014 and 2013, respectively, pertaining to stock option grants.

Total unrecognized compensation expense related to unvested stock options at September 30, 2014 amounts to $707,548 and is expected to be recognized over a weighted average period of 2.9 years.

The following table summarizes our stock option activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	557,413	$4.98	4.0	$5,250
Granted	118,332	3.46
Exercised	-	-
Forfeited or Canceled	(81,120)	4.36
Outstanding - September 30, 2014	594,625	$4.77	3.6	$-

Exercisable - September 30, 2014	322,633	$6.12	3.3	$-

The following table summarizes our stock option activity for non-vested options for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	237,040	$4.45
Granted	118,332	1.46
Vested	(72,422)	(6.32)
Forfeited or Canceled	(10,958)	(3.10)
Balance at September 30, 2014	271,992	$2.75

Warrants

The following summarizes our warrant activity for the nine months ended September 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	476,269	3.02	3.1	$-
Granted	797,083	3.19
Exercised	(254,165)	3.00
Cancelled/Forfeited	(216,667)	3.00
Outstanding - September 30, 2014	802,520	$3.21	4.8	$-

Exercisable - September 30, 2014	802,520	$3.21	4.8	$-

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

During the nine months ended September 30, 2014, a holder exercised 4,166 warrants for proceeds of $12,500.

As discussed in Note 9, in February 2014, in connection with the private placement offering of our common stock, we issued Palladium five-year warrants to purchase up to an aggregate of 22,083 shares of our common stock at an exercise price of $3.00 per share.

As discussed in Note 9, in July 2014, our Chairman exercised and exchanged 216,666 warrants for 108,333 RSUs and 108,333 shares of the Company’s common stock. In addition, a former director of the Company exercised and exchanged 33,333 warrants for 16,666 RSUs and 16,667 shares of the Company’s common stock.

As discussed in Note 8, in August 2014, in connection with our public offering of Units, we issued five-years warrants to purchase up to an aggregate of 775,000 shares of our commons stock at an exercise price of $3.20 per share.

Additionally, as discussed in Note 7, we issued 146,667 shares of Series C in exchange for 216,667 warrants, which were cancelled.

There was no expense pertaining to warrants recorded during the three and nine months ended September 30, 2014 and 2013.

Restricted Stock Awards

In June 2013, we entered into a one year investor relations agreement with a third party consultant. Pursuant to the terms of the agreement, we are required to pay a monthly cash fee of $3,000 and issued 18,000 shares of our common stock, with 4,500 shares vesting on a quarterly basis, beginning on the effective date of June 10, 2013. During the three months ended March 31, 2014, the final tranche of 4,500 shares, having a fair value of $21,195, based on the quoted closing price of our common stock as of the grant date, vested. This amount was recorded as a prepaid expense and was amortized over the remaining service term. We recorded $0 and $30,758 as professional fees expense pertaining to this grant during the three and nine months ended September 30, 2014, respectively.

On August 15, 2014, we renewed the above investor relations agreement with the third party consultant for an additional one-year term, commencing August 15, 2014. Pursuant to the terms of the agreement, we are required to pay a monthly cash fee of $3,000 and issued 20,000 shares of our common stock, with 10,000 shares vesting on August 15, 2014 and 10,000 shares vesting on May 15, 2015. We recorded $30,500 as a prepaid expense relating to the 10,000 shares of vested common stock, based on the quoted closing trading price of our common stock as of the grant date. This amount is being amortized over the remaining service term. We recorded $5,083 as professional fees expense pertaining to this grant during the three and nine months ended September 30, 2014.

On October 18, 2013, we granted an aggregate of 66,666 shares of restricted common stock to two of our advisors for future services to be provided. The restricted stock vests quarterly over a three year period with the first vesting date being December 31, 2013, subject to continued service on each applicable vesting date. Additionally, the restricted stock will automatically vest under certain circumstances including in the event of a change of control of the Company. During the nine months ended September 30, 2014, 16,668 shares, having a fair value of $61,338, based on the quoted closing trading price of our common stock as of the grant date, vested. Accordingly, we recorded $14,501 and $61,338 as compensation expense pertaining to the vested portion of this grant during the three and nine months ended September 30, 2014, respectively.

On May 15, 2014, we granted 5,000 shares of fully vested restricted common stock to our Interim Chief Financial Officer for services previously provided. The fair value of the common stock on the date of grant was $4.55 per share, based upon the quoted closing trading price of our common stock on the grant date. The aggregate grant date fair value of the award amounted to $22,750, which we recorded as compensation expense during the nine months ended September 30, 2014.

On April 11, 2014, we granted 150,000 RSUs each to our Chief Executive Officer and Chief Operating Officer. The RSUs vest annually over a five year period with the first vesting date being April 10, 2015, subject to continued service on each applicable vesting date. Additionally, the RSUs will automatically vest under certain circumstances including in the event of a change of control of the Company. The RSUs will have no voting rights or dividend rights. The fair value of the common stock on the date of grant is $4.80 per share, based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounts to $1,440,000, which is being recognized as compensation expense over the vesting period. We recorded $72,000 and $132,000 of compensation expense during the three and nine months ended September 30, 2014 with respect to this award.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Effective May 19, 2014, we granted an aggregate of 146,000 RSUs to our independent directors. The RSUs vest annually over a three year period with the first vesting date being May 19, 2015, subject to continued service on each applicable vesting date. Additionally, the RSUs will automatically vest under certain circumstances including in the event of a change of control of the Company. The RSUs will have no voting rights or dividend rights. The fair value of the common stock on the date of grant is $4.55 per share, based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounts to $664,300, which is being recognized as compensation expense over the vesting period. We recorded $55,358 and $83,038 of compensation expense during the three and nine months ended September 30, 2014 with respect to this award.

As discussed in Note 9, in July 2014, our Chairman exercised and exchanged 216,666 warrants for 108,333 RSUs and 108,333 shares of the Company’s common stock. In addition, a former director of the Company exercised and exchanged 33,333 warrants for 16,666 RSUs and 16,667 shares of the Company’s common stock.

Including prior period grants and the above grants, we recorded non-cash compensation expense of $172,817 and $102,938 for the three months ended September 30, 2014 and 2013, respectively, and $653,556 and $757,138 for the nine months ended September 30, 2014 and 2013, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at September 30, 2014 amounts to $2,337,298 and is expected to be recognized over a weighted average period of 3.8 years.

A summary of the restricted stock award activity for the nine months ended September 30, 2014 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2013	248,941
Granted	627,999
Vested	(226,500)
Unvested Outstanding at September 30, 2014	650,440

Note 11 - Subsequent Events

In November 2014, our Chairman of the Board resigned and our Board of Directors approved the accelerated vesting of his RSUs. Additionally, Daniel Brauser resigned as the Company’s Chief Executive Officer and was appointed as Executive Chairman of the Board and Nikhil Raman was promoted from the Company’s Chief Operating Officer to Chief Executive Officer.

In addition, one of our independent directors also resigned in November 2014 and, as a result, his RSUs were forfeited.

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

•	Find cash offers for their items based on the make, model, and condition of each item,
•	Efficiently compare offers for those items from a marketplace of professional buyers,
•	Review satisfaction ratings and customer reviews of each buyer,
•	Determine the offer they wish to accept,
•	Immediately complete their transaction on our website with the buyer of their choice,
•	Ship their device for free using either a prepaid shipping kit or shipping label, and
•	Track the progress of their order online from initiation to final payment for their device.

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

As a further development to our technology and business model, in October 2014, we launched our Managed by uSell service, whereby we partnered with a 3rd party logistics company to inspect, wipe and process devices before passing them along to buyers offering the highest prices for each device. This service is being rolled out to a portion of our order volume during the fourth quarter. By centralizing the inspection process, we standardize the grading procedures for devices, guarantee quick processing times and ensure swift and successful payment to the sellers upon inspection. In addition, we:

•	Significantly increase our revenues due to the fact that we will recognize the full value of devices processed through this system;
•	Leverage our scale advantage over the individual buyers in our network, and, therefore, are able to charge our buyers a fee for the service at a discount to what they can do themselves;
•	Allow our buyers to focus on their core businesses of selling phones on the second hand market, while we handle all of the peripheral activities that they would prefer not to be involved in;
•	Ensure that buyers get the exact devices they bid for, while sellers are provided a fair appraisal and quick payment;
•	Can better control the customer experience while still leveraging the price competition in the marketplace.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies and allocation of resources. These key business metrics include:

Orders Placed. Orders Placed represents the number of transactions in a given period from which sellers have placed orders that have not been completed, which we refer to as “Orders Completed” (defined below). Orders Placed is a leading indicator of both Orders Completed and “Gross Merchandise Value” (also defined below)

Orders Completed. Orders Completed represents the number of transactions in a given period from which sellers and buyers have completed a transaction and we have received payment from buyers.

Gross Merchandise Value. Gross Merchandise Value, or GMV, is the total value of all successfully closed transactions on our platform during the applicable period. It is the value of all merchandise that buyers purchase through the platform plus any associated fees, including check processing fees and gross shipping and handling fees. A portion of the merchandise value is paid to sellers and a portion is paid to us. GMV is measured when sellers are paid. Accordingly, GMV is not a meaningful measure for the nine months ended September 30, 2014, as this represents the transition period of our new business model, the effects of which were not fully measurable until late April 2014.

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

Results of Operations

2014 Highlights

We completed a material change to our business model during the first quarter of 2014, which positively impacted a number of our marketplace metric during the nine months ended September 30, 2014. Additionally, we completed a public offering of 1,550,000 Units at $3.00 per Unit, consisting of one share of common stock and one-half warrant to purchase one share of common stock, generating net proceeds of $3,800,000. Other significant highlights noted are as follows:

•	Went from a working capital deficit of ($1,269,000) on December 31, 2013 to working capital of $2,584,000 on September 30, 2014.
•	Went from a stockholders’ deficit of ($666,000) on December 31, 2013 to stockholders’ equity of $3,521,000 on September 30, 2014.
•	Increased prices offered to sellers, leading to higher conversion rates and throughput, during the nine months ended September 30, 2014, compared to the nine months ended September, 2013.
•	Grew the volume of Orders Placed from 87,200 for the three months ended September 30, 2013 to 156,300 for the three months ended September 30, 2014, an increase of 79%. Grew the volume of Orders Placed from 234,500 for the nine months ended September 30, 2013 to 387,200 for the nine months ended September 30, 2014, an increase of 65%.

•	Grew the volume of Orders Completed from 39,000 for the three months ended September 30, 2013 to 72,600 for the three months ended September 30, 2014, an increase of 86%. Grew the volume of Orders Completed from 101,100 for the nine months ended September 30, 2013 to 183,000 for the nine months ended September 30, 2014, an increase of 81%.
•	Processed $5,040,772 in GMV for the quarter ended September 30, 2014. Please note that we have not tracked this metric prior to the second quarter of 2014. In the future we plan on comparing GMV on a year over year basis to properly account for seasonality.

Comparison of the Three and Nine Months Ended September 30, 2014 to the Three and Nine Months Ended September 30, 2013

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2014	2013	(Dollars)	(Percentage)
Revenue	$1,432,388	$1,636,386	$(203,998)	-12%
Costs and Expenses
Cost of Revenue	164,419	133,244	31,175	23%
Sales and Marketing	1,885,249	1,316,086	569,163	43%
General and Administrative	1,134,166	900,806	233,360	26%
Operating Loss	(1,751,446)	(713,750)	(1,037,696)	145%
Other Income (Expense)	798	(112,561)	113,359	-101%
Net Loss	$(1,750,648)	$(826,311)	$(924,337)	112%

	Nine Months Ended September 30,		Change	Change
	2014	2013	(Dollars)	(Percentage)
Revenue	$4,174,637	$3,907,124	$240,513	6%
Costs and Expenses
Cost of Revenue	429,058	304,408	124,650	41%
Sales and Marketing	4,610,795	3,271,162	1,339,633	41%
General and Administrative	3,448,568	3,792,413	(343,845)	-9%
Operating Loss	(4,340,784)	(3,460,859)	(879,825)	25%
Other (Expense) Income	(1,561,889)	(59,211)	(1,502,678)	NM
Net Loss	$(5,902,673)	$(3,520,070)	$(2,382,603)	68%

____________________________

NM: Not Meaningful.

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended September 30,
	2014		2013
Seller Electronics Referrals	$1,229,523	86%	$1,505,509	92%
Fulfillment Revenue	97,046	7%	51,057	3%
Advertising Revenue	87,236	6%	75,015	5%
Other Revenue	18,583	1%	4,805	0%
	$1,432,388	100%	$1,636,386	100%

	Nine Months Ended September 30,
	2014		2013
Seller Electronics Referrals	$3,590,102	87%	$3,653,892	94%
Fulfillment Revenue	235,876	6%	118,398	3%
Advertising Revenue	241,297	6%	128,111	3%
Other Revenue	80,362	1%	6,723	0%
	$4,147,637	100%	$3,907,124	100%

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

Beginning in February 2014 and for the subsequent six weeks, we phased in a major change to our business model. Under the new model, we eliminated the upfront lead fees to buyers and began charging transactional fees when buyers pay sellers for received devices. Whereas prior to the change, we recognized revenue upon acceptance of an offer and submission of the form on our website, we now recognize revenue upon payment to the seller. This aligns our incentives with sellers and reduces risk for buyers. It also creates a material change in our timing of revenue recognition, as sellers typically receive payment 2-5 weeks after placing orders on the website, depending on when they send in their devices. The impact of the change on our timing of revenue recognition affected our revenues during the nine months ended September 30, 2014, particularly during the one month transition period following the change.

Additionally, our shift in model has increased the importance of seasonality and new smartphone product launches to our business. Whereas in the prior lead fee model, we charged the same lead fees regardless of the time of year, we now earn a percentage of the gross amount of the transaction between the buyer and the seller. Therefore, during times of the year where sellers are selling higher end smartphones, our revenues will generally increase. Conversely, during times of the year when sellers are selling lower end smartphones, our revenues will generally decrease. This seasonality impact was seen in the third quarter, as the mix of products during this time of year skews towards damaged and lower end models, as fewer consumers are buying new phones as they gear up for the new iPhone and Android product launches in the fall.

Although our revenues decreased in the 2014 quarter compared to the 2013 quarter, we saw an increase in several of our marketplace metrics during this same period. Most notably, we have seen meaningful increases in conversion rates and throughput as compared to the nine months ended September 30, 2013. Since the change, the average price offered to sellers has increased substantially compared to the same period in the prior year, which has resulted in a steep increase in our conversion rate. As our conversion rates have increased, so has volume, as measured by Orders Placed, Orders Completed and GMV. The following table presents Orders Placed and Orders Completed for the nine months ended September 30, 2014 and 2013:

	Orders Placed			Orders Completed
	2014	2013	% Change	2014	2013	% Change
Quarter ended March 31,	84,400	73,500	14.8%	37,800	30,800	22.6%
Quarter ended June 30,	146,500	73,800	98.5%	72,600	31,200	132.2%
Quarter ended September 30,	156,300	87,200	79.3%	72,600	39,000	86.0%
Nine months ended September 30,	387,200	234,500	65.1%	183,000	101,000	80.9%

Despite the fact that Orders Completed remained constant between the quarter ended June 30, 2014 and the quarter ended September 30, 2014, GMV decreased from $5,780,877 to $5,040,772, respectively. This was due to the seasonality cited above, which resulted in the mix of devices skewing towards those with a lower value. This, in turn, reduced our revenue per device, which had an adverse impact on revenue during the period. However, after the iPhone 6 and iPhone 6 Plus launch in September 2014, both revenue per device and Orders Placed grew to record levels. Because of the timing of revenue recognition in our new model, we will not see the positive revenue impacts of this growth until the fourth quarter of 2014.

While we have seen a short term impact to our revenues due to the transition in our model, we expect to see a long term impact due to the dramatic increase in throughput that we experienced. We have identified a strong correlation between increases in throughput and organic customer demand in the form of repeat and word of mouth traffic. Growth in these free traffic sources is a key driver of future growth and profitability. Therefore, we anticipate further positive long-term impacts as a result of the change in our business model.

Fulfillment Revenue. Our fulfillment services offered on behalf of our buyers for items sold by sellers was fully implemented in March 2013. Accordingly, the nine months ended September 30, 2013 does not reflect normalized fulfillment revenue, compared to the nine months ended June 30, 2014. Additionally, due to the increased number of Orders Completed resulting from the implementation of our new business model, we had a corresponding increase in fulfillment services revenue during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Advertising Revenue. We generate advertising revenues from text-based sponsored links and display advertisements. Advertising services was implemented in June 2013 and, accordingly, the nine months ended September 30, 2013 does not reflect normalized advertising revenue, compared to the nine months ended September 30, 2014.

Other Revenue. Other revenue during the three and nine months ended September 30, 2014 mainly represents fees earned for the development and hosting of the trade-in platform related to our Staples contract.

Cost of Revenue

Our cost of revenue consists primarily of costs to maintain our website, including amortization expense on our technology platform software.

Sales and Marketing Expenses

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,432,388	$1,636,386	$4,147,637	$3,907,124
Sales and Marketing Expenses	$1,885,249	$1,316,086	$4,610,795	$3,271,162
Percentage of Revenue	132%	80%	111%	84%

Our sales and marketing expenses represent one of our most significant costs, amounting to 132% and 80% of revenue for the three months ended September 30, 2014 and 2013, respectively, and 111% and 84% for the nine months ended September 30, 2014 and 2013, respectively. Advertising and marketing costs as a percentage of revenue were impacted by the transition of our business model from earning up front lead fees to earning revenue upon payment to the seller. Under the new model, revenue lags marketing expense by 5-6 weeks. During periods of marketing expansion, the mismatch in timing of marketing expense and revenue recognition increases marketing costs as a percentage of revenue.

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

During the three months ended September 30, 2014, we used the proceeds from the public offering of our common stock in order to build out our marketing and analytics function and to increase spend on marketing and advertising in order to further accelerate our revenue growth. The increase in our marketing and advertising spend had two purposes:

a.	To build awareness ahead of Apple’s iPhone 6 launch, the impact of which was seen in our Order growth in September and October 2014; and
b.	To conduct online and offline tests with the intention of leveraging the learnings from these tests to create marketing efficiencies over the next 12 months.

Due to the timing of revenues and cash flows under our new business model, we experience a short-term increase in our sales and marketing expense, with a corresponding short-term lag in the recognition of the related revenues. Under our new business model, we will continue to experience a short-term increase in our cash burn in periods of accelerated marketing spend. However, we believe that this short term investment has provided us with substantial strategic value that will be recognized throughout the fourth quarter and into next year.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services, as well as consulting and internal personnel costs for our back office support functions. Our general and administrative expenses for the three and nine months ended September 30, 2014 were impacted by non-cash compensation expense pertaining to share grants and option grants for services.

Excluding non-cash compensation expense, our general and administrative expenses for the three months ended September 30, 2014 increased by $345,000, or 69%, compared to the three months ended September 30, 2013. The increase is mainly attributable to an increase in salaries and salary related expenses, as well as professional fees and other expenses. During the three months ended September 30, 2014, we utilized the proceeds from the sale of our common stock to build our marketing and analytics function by increasing our headcount to support our business model, which increased our salaries and salary related expenses by approximately $167,000 and recruiting fee expense by approximately $113,000, compared to the three months ended September 30, 2013. In addition, the three months ended September 30, 2013 includes a recovery of bad debt expense of approximately $28,000, whereas the three months ended September 30, 2014 does not have a provision for bad debt expense.

Excluding non-cash compensation expense, our general and administrative expenses for the nine months ended September 30, 2014 increased by $376,000, or 19%, compared to the nine months ended September 30, 2013. The increase is mainly attributable to an increase in investor relations expense, professional fees, credit card processing fees and bad debt expense. Public relations expense, including marketing and investor relations presentations pertaining to our equity raises during the nine months ended September 30, 2014, increased by approximately $108,000, compared to the nine months ended September 30, 2013. Credit card processing fees increased by approximately $88,000 as a result of the increase in orders processed on our platform. In addition, as a result of the increase in our headcount to support our business model during the nine months ended September 30, 2014, recruiting fee expense increased by $54,000, compared to the nine months ended September 30, 2013. Further, the nine months ended September 30, 2013 includes a recovery of bad debt expense of approximately $48,000, whereas the nine months ended September 30, 2014 includes provision for bad debt expense of $8,900, in relation to our ongoing assessment of the recoverability and collectability of our accounts receivable.

Non-cash compensation amounted to $287,000 and $399,000 for the three months ended September 30, 2014 and 2013, respectively, and $1,099,000 and $1,819,000 for the nine months ended September 30, 3014 and 2013, respectively.

Other Income (Expense)

Other income (expense) during the nine months ended September 30, 2014 resulted primarily from the conversion of our Convertible Notes in February 2014. As a result of the conversion, the remaining unamortized discount of $874,000, as well as the remaining unamortized balance of debt issue costs of $9,000, was recognized as non-cash interest expense. Additionally, we recorded approximately $9,000 of contractual interest expense and approximately $681,000 of derivative expense related to the change in the market value of the derivative liability on our Convertible Notes through the date of conversion.

Other income (expense) during the three and nine months ended September 30, 2013 includes approximately $92,000 of non-cash interest expense related to the accretion of the discount on our Convertible Notes, $9,000 of contractual interest expense, $28,000 of derivative expense in connection with the initial valuation of the derivative liability pertaining to the price protection feature on our Convertible Notes and approximately $17,000 related to the change in the market value of the derivative liability pertaining to our Convertible Notes. Additionally, we recorded $48,000 of income due to the change in the market value of the derivative liability pertaining to our 2011 Series A preferred stock (“2011 Series A”) during the nine months ended September 30, 2013. In March 2013, all 177,906 shares of outstanding 2011 Series A were converted into common stock and this derivative liability was eliminated.

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

Cash Flows from Operating Activities

We used approximately $2,385,000 of cash in operating activities during the nine months ended September 30, 2014, an increase from approximately $1,316,000 of cash used in operating activities during the nine months ended September 30, 2013. Our net loss during the nine months ended September 30, 2014 of approximately $5.9 million was mainly offset by approximately $1,099,000 of stock-based compensation, $874,000 from the amortization of remaining debt discount on our Convertible Notes, $681,000 from the change in the market value of the derivative liability pertaining to our Convertible Notes and $403,000 of depreciation and amortization. Changes in working capital provided approximately $452,000 of cash during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we had a net loss of approximately $3.5 million, which was mainly offset by approximately $1,819,000 of stock-based compensation and $262,000 of depreciation and amortization. Changes in working capital provided approximately $112,000 of cash during the nine months ended September 30, 2013.

Cash Flows from Investing Activities

During the nine months ended September 30, 2014, we capitalized approximately $498,000 of website development costs, compared to approximately $382,000 in 2013. We currently do not have any capital obligations or commitments that will require a significant amount of capital.

Cash Flows from Financing Activities

During the nine months ended September 30, 2014, our financing activities generated approximately $4,650,000 in proceeds from the August 2014 public offering and $1,775,000 in proceeds from the private placement offering of our common stock. In addition, we received proceeds of $300,000 from the sale of our Convertible Series A Preferred Stock (“2014 Series A”) and $388,000 from the exercise of warrants. Proceeds from our financing activities were offset by approximately $971,000 of offering costs paid. During the nine months ended September 30, 2013, our financing activities generated approximately $941,000 in net proceeds from our Convertible Notes.

Liquidity

We do not yet have a sustained history of financial stability. Historically, our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. We believe that, with our current available cash along with the anticipated increase in revenues, we will have sufficient funds to meet our anticipated cash needs for the next twelve months. As we continue to invest in and improve our infrastructure, we believe it will improve our efficiency and expand the number of buyers on our site; which will allow us to increase our marketing spend and, accordingly, increase our revenues.

In January 2014, we issued a total of 100,000 shares of 2014 Series A in exchange for $300,000.In February and March 2014, we issued a total of 591,666 shares of common stock to accredited investors in exchange for net proceeds of $1,679,000. In August 2014, we issued a total of 1,550,000 Units at $3.00 per Unit in a public offering, consisting of one share of common stock and one-half warrant to purchase one share of commons stock, for net proceeds of $3,775,000.

There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, or that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities. We may be required to seek additional funding sources in the future or effectuate plans to conserve liquidity. If additional sources of funds are needed to continue operations, future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include providing consumers with a sufficient number of buyers that furnish offers on our sites, the effectiveness of our advertising campaigns and the willingness of people to use us to help them monetize and recycle their small consumer electronic items. Further information on our risk factors is contained in our filings with the SEC, including our Prospectus dated August 11, 2014. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Employee (1)	May 2014	5,000 shares of common stock	Continued Employment
Warrant Holders (1)	July 2014	124,999 shares of common stock and 125,000 restricted stock units	Exercise of 249,999 warrants by two former directors

(1)	Exempt under Section 4(a)(2) of the Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

usell.com, Inc.

November 14, 2014	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer (Principal Executive Officer)

November 14, 2014	/s/ Jennifer Calabrese
Jennifer Calabrese
Interim Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
4.1	Form of Warrant	8-K	8/15/14	4.1
4.3	Form of Unit Purchase Option	S-1/A	8/4/14	4.3
10.1	Placement Agency Agreement	8-K	8/15/14	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

