Form 10-K
period 2014-12-31
usell.com, Inc.
filed 2015-03-31
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Large accelerated filer ☐   Accelerated filer  ☐   Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $16.3 million.

The number of shares outstanding of the registrant’s classes of common stock, as of March 25, 2015 was 7,533,817 shares.

PART I

Item 1.	Business.

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

Our business model is similar to successful ecommerce websites such as Amazon (www.amazon.com) and eBay (www.ebay.com). These companies leverage the power of a specialized network of merchants to (i) offer competitive pricing to the customer, (ii) assist the customer in deciding who to transact with by providing relevant information about each merchant, and (iii) provide fulfillment services to facilitate transactions. However, while websites like Amazon and eBay enable buyers to purchase goods by leveraging a network of professional sellers, uSell enables sellers to sell goods by leveraging a network of professional buyers.

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

As a further development to our technology and business model, in October 2014, we launched our Managed by uSell service, whereby we partnered with a third party logistics company to inspect and process devices before passing them along to buyers offering the highest prices for each device. This service was rolled out to a portion of our order volume during the fourth quarter, and is continuing through the first quarter of 2015. By centralizing the inspection process, we standardize the grading procedures for devices, guarantee quick processing times and ensure swift and successful payment to the sellers upon inspection. In addition, we:

•	Significantly increase our revenues due to the fact that we recognize the full value of devices processed through this system;
•	Leverage our scale advantage over the individual buyers in our network, and, therefore, are able to charge our buyers a fee for the service at a discount to what they can do themselves;
•	Allow our buyers to focus on their core businesses of selling phones on the second hand market, while we handle all of the peripheral activities that they would prefer not to be involved in;
•	Ensure that buyers get the exact devices they bid for, while sellers are provided a fair appraisal and quick payment;
•	Can better control the customer experience while still leveraging the price competition in the marketplace.

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

Gross Merchandise Value. Gross Merchandise Value, or GMV, is the total value of all successfully closed transactions on our platform during the applicable period. It is the value of all merchandise that buyers purchase through the platform plus any associated fees, including check processing fees and gross shipping and handling fees. A portion of the merchandise value is paid to sellers and a portion is paid to us. GMV is measured when sellers are paid. Accordingly, GMV is not a meaningful measure for the year ended December 31, 2014, as this represents the transition period of our new business model, the effects of which were not fully measurable until late April 2014.

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

To date we have established several significant milestones toward our strategy:

•	We have developed and are using a differentiated marketplace technology where professional buyers can manage bids for various electronics devices, send prepaid shipping kits and/or shipping labels to sellers, process received items, communicate with sellers about orders, and initiate payments to sellers. We have also built and optimized a front end website for both desktops and mobile devices where sellers can find instant offers, buyer information including ratings submitted by other sellers, place orders, and track orders.

•	We have established relationships with approximately 200 professional buyers to date, and are continuously working to bring more buyers to the platform. We believe that a higher number of buyers will make our online marketplace more efficient, thereby ensuring that sellers receive the best available pricing and service.

•	We have successfully scaled our marketing efforts through ongoing online and offline campaigns. Each campaign is carefully monitored which is intended to provide the highest returns, factoring in revenue and cost, as well as conversion rates at each phase of the process. By optimizing our advertising to focus on the most successful campaigns, we strive to have the highest returns on our investments and can consistently deliver the most cost efficient inventory acquisition channel to our buyers. We believe these benefits will be amplified even further as we increase the levels of our advertising investment moving forward.

•	We have facilitated close to 450,000 transactions, and currently attract over 1 million visitors to our website each month.

Market Opportunity

We believe that the market for reverse commerce or reCommerce is substantial, and that the smartphone and handheld electronics verticals offer the most immediate and compelling opportunities. There were approximately 140 million new smartphones sold in 2014. Awareness of consumer trade-in is now close to 90%, with 39% of smartphone owners reporting having sold their smartphone in the past and 54% reporting that they intend to sell their smartphone in the future. Despite this massive increase in the supply of smartphones traded in through various channels, demand continues to outstrip supply, fueled domestically by handset insurance providers and carrier refurbishment programs, the shift to the pay-as-you go model, and the constant need for consumers to replace handsets in between contracts. This demand is augmented by foreign wholesalers looking to sell American products into their respective markets. We estimate that the smartphone aftermarket alone represents a $10 billion annual opportunity in the United States. Secondhand markets for other mobile electronics, such as laptops, tablets, mp3 players, and handheld gaming devices continue to develop rapidly as well, and represent another $15 billion in annual opportunity. Despite this massive opportunity, there is no dominant marketplace for smartphones in the United States geared towards professional merchants looking to acquire inventory.

While electronics is the most immediate opportunity, we believe the opportunity for reCommerce extends beyond, to high demand secondhand goods like textbooks, gift cards, designer clothing and accessories, and numerous other goods that represent a goldmine of dormant inventory sitting in sellers’ homes. uSell estimates that the total market for in-home inventory is between $50-75 billion annually. This amount includes not only the items that are currently listed on our platform, but also other items for which we believe there is a robust potential reCommerce market. Our estimate of this market is more speculative than our estimates of the smartphone aftermarket and secondhand markets for other mobile electronics discussed above.

Challenges

There are several challenges that exist today in the market for reCommerce and in particular used consumer electronics, including:

•	Seller Adoption of Online reCommerce: The online reCommerce model is still emerging and it will take time to build seller awareness. Sellers currently have preconceived notions about the process of selling online that must be overcome. Sites like eBay and Craigslist have created a perception that an online selling process involves creating an account, posting pictures, writing detailed product descriptions, and/or overseeing a time-consuming auction process. In certain cases, the fees on these sites may be less than uSell’s fees or non-existent. We intend to develop new approaches that will fight against this seller inertia that has developed over time.

•	Controlling Quality for both Buyer and Seller: Consumers looking to sell their smartphones through the uSell marketplace must have confidence that the site offers a fair and honest way to trade in their devices. At the same time, the buyers looking to purchase these goods must have confidence that the devices that they purchase are as described. With the launch of uSell’s “Managed by uSell” program in Q4 2014, uSell has substantially reduced this risk by acting as a clearinghouse to guarantee fast payment to the seller and high quality product to the buyer.

•	Seller Confusion: uSell offers a system where a seller may receive an instant quote for a certain item that he/she wishes to sell. However, it is the responsibility of the seller to correctly identify the make, model, and condition of a particular item. Due to the enormously vast number of SKUs in different categories, it is easy for a seller to incorrectly identify a product. When this happens, the seller may be subject to a revised quote from a buyer, which leads to a poor experience. uSell intends to continue to develop user interface optimizations that reduce seller confusion and ultimately lead to a better customer experience.

Competition

While still nascent, the market for reCommerce has gained significant momentum over the last two years, especially within the used smartphone vertical. Both online and offline competitors have entered the market looking to gain market share. Competitors within the smartphone vertical include:

•	Wireless carriers that have increased their focus on “trade-in” programs in an effort to help their customers’ self-subsidize smartphones and tablets as they move away from traditional contract subsidies. These programs typically offer customers credit towards a new phone or eligibility to upgrade phones during the contract without paying for the new phone for a monthly fee.

•	Retailers and big box stores such as Best Buy, Walmart, and Staples also have implemented buyback programs. These retailers offer trade-in programs that issue gift cards or store credit.

•	Direct buyers such as Gazelle.com. Unlike uSell, Gazelle is not a marketplace, but instead directly purchases inventory from sellers and sells it either domestically or abroad. Like uSell, Gazelle also relies on television and other advertising and incurs associated operating expenses.

•	Traditional online marketplaces such as eBay and online classified sites such as Craigslist. These sites continue to offer an alternative to sellers but require a time intensive review of all available offers and less streamlined logistics.

Beyond the smartphone and electronics verticals, reCommerce participants have emerged in almost every major category. Chegg and ValoreBooks compete to purchase used textbooks, CardCash and Cardpool focus on purchasing used gift cards, and Tradesy and Thredup vie to purchase used clothing directly from consumers. We believe that each of these individual verticals, in addition to new verticals, will continue to saturate, further enhancing the need for a comprehensive reCommerce marketplace solution.

Our Approach

Product

Sellers responding to our advertising campaigns come to our website where they use a simple search mechanism to identify the make and model of the item that they wish to sell. They are then asked to appraise the product by answering one simple question about the product’s condition - whether it is in “Flawless,” “Good” or “Damaged” condition. They are then presented with a list of cash offers from uSell’s network of professional buyers. In addition to assessing the various prices offered, sellers can review ratings left by other sellers that have transacted with a particular buyer. uSell also recommends one offer based on its “Best Match” criteria, which takes into account both the price offered and the ratings of a particular buyer.

Once a seller accepts an offer, the transaction is completed after the seller indicates its preferred method of payment and mailing address. uSell, through a third party, then sends the seller a prepaid shipping kit to ship the device to the buyer. The buyer then manages and processes the order through the uSell platform and ultimately issues payment to the seller through the uSell system. With uSell’s new “Managed by uSell” offering, devices are sent to a third party inspection facility where uSell manages the transaction, issues payment to consumer, and then passes the devices along to its network of buyers. In either case, the seller may create an account on uSell to track the status of the order throughout the process. In the event of a revised offer, the seller may opt to accept the revised offer or have the device returned free of charge.

Strengths

We believe that we have certain key strengths that will enable us to be successful:

•	Industry Best Pricing and Cash Offers: Due to uSell’s marketplace approach, we believe we should have a significant pricing advantage over our competition. Due to the nature of the industry, different buyers have pricing advantages at different times on different products. The secondhand market for smartphones is highly dynamic and no buyer can maintain a true pricing advantage for a long period of time. Because uSell is a marketplace that leverages the collective buying power of an entire network of buyers, we believe that we offer industry-leading pricing. Furthermore, we believe that offering cash, rather than store credit or gift cards, provides us with a distinct advantage over carrier and retailer programs.

•	Unlimited Virtual Catalog: We believe that we are the first online marketplace of our kind in the reCommerce industry. While many competitors have attempted to gain market share in individual verticals, none have taken a vertically agnostic approach. Because we can leverage the buying power of many buyers in different verticals, we can offer sellers the ability to sell a broader list of SKUs than any individual buyer that is directly purchasing inventory. We believe this ability to cross monetize sellers in different verticals will create customer stickiness and a sustained competitive advantage.

•	Technology Driven: We believe we have one of the strongest technology teams in the reCommerce industry. We strive to innovate quickly and are continuously developing and releasing new functionality on our website and on our back end bidding platform to enhance the customer experience. While most of our competitors must focus on the operational challenges of processing and selling inventory on a day-to-day basis, we focus on improving our product and technology.

•	Scalable and Cost Efficient: We designed our business model and technology platform to be highly scalable and cost efficient. Our software and systems have been designed to handle significant growth in users and queries, without requiring significant re-engineering or major capital expenditures. In addition, we use a combination of proprietary software and public domain technologies that will allow us to leverage our technology investments as our traffic volume continues to grow. We do not incur meaningful costs or overhead associated with fulfillment or customer service, and we maintain relatively low fixed operating costs.

•	Flexible Discretionary Advertising: Our largest expenditures pertain to our advertising and marketing campaigns. Our seller oriented advertising efforts include television and various forms of Internet advertising, as well as both affiliate and personal referral programs. Each approach is highly flexible and engineered in such a way as to minimize any significant up-front investments. We can dynamically tailor our campaigns to specific audiences and timeframes and adjust our spending levels to maximize our returns on each particular campaign and minimize the cost per visitor to our website.

•	Strong Management Team: Our management team is comprised of experienced marketing, technology and business entrepreneurs, each with a track record of success. Our varied industry backgrounds are united by the application of technological innovation to new or existing industries. We feel that our collective experience puts us in a unique position to focus on leveraging technology in an innovative way, while minimizing capital expenditures and overhead costs, to create an online marketplace that provides sellers a better way to sell small consumer electronics.

Marketing and Advertising

We utilize seller oriented advertising efforts, such as direct response television commercials and various forms of Internet advertising, to attract visitors to our website. The methods of advertising used and the level of advertising investment vary based on a variety of factors that influence the effectiveness of direct response advertising. The nature of our direct response advertising and marketing campaigns generally yields a strong correlation between our level of spending on sales and marketing and our revenue. See page 13 for further description of the revenue and marketing spend correlation. Hence, as we increase our advertising and marketing budgets, we anticipate that our revenue will grow accordingly. Our advertising methods include the following:

•	Television advertisements can be targeted toward specific demographics based on the type of show and time of day. Factors such as the time of year and significant local or nationally televised events can influence the effectiveness of campaigns.
•	Internet and affiliate marketing that target various demographics by advertising on publisher websites and on search engines, most commonly with keyword-based text ads, as well as with banners and contextual banners, focused on generating potential sellers by driving traffic to our websites. Internet marketing also reaches sellers who are using the web on their smart phones.
•	Mobile phone marketing targets mobile phone users and provides the ability to specifically target owners of smart phones in general and certain specific models.
•	Remarketing efforts focus on users who have visited the uSell site, but did not sell their phone. This incremental online advertising effort maximizes the dollars spent to initially bring the seller to the site by increasing overall conversions.
•	Referral marketing encourages users to refer friends and family to uSell by offering cash incentives, thus allowing uSell to acquire multiple new customers at a low incremental cost.

Growth Strategy

We believe that there is a significant opportunity to create a winner-take-all marketplace by providing liquidity to professional buyers interested in reselling smartphones. In order to realize this vision, we will continue to invest in our marketplace and logistics technologies. We believe we have made significant strides establishing industry-leading solutions, as we have had success in growing repeat and referral business on both the seller and buyer sides of our marketplace. While the growth in repeat and referral traffic on the seller side has reduced our cost of device acquisition and enabled us to scale our device volumes by over 100% year over year, we have found that demand from our growing base of buyers continues to outstrip supply. There is a significant opportunity for uSell to strike strategic partnerships to augment supply through wholesale channels. By adding wholesale supply to consumer supply, uSell can continue to build liquidity and push its marketplace towards a tipping point.

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

Employees

As of March 25, 2015, we had 19 full-time employees and no part-time employees. None of our employees are subject to a collective bargaining agreement.

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

Our common stock is quoted on the Bulletin Board under the symbol “USEL.” As of March 25, 2015, the last reported sale price of our common stock as reported by the Bulletin Board was $1.21 per share. As of that date, there were approximately 118 shareholders of record. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. All share and per share information in the table below reflects the 1-for-15 reverse stock split which was effected on January 21, 2014.

The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Stock Price
		High	Low
		($)	($)
2014	December 31	2.78	1.82
	September 30	4.02	2.46
	June 30	4.98	2.85
	March 31	5.42	3.37

2013	December 31	5.62	2.10
	September 30	3.46	2.10
	June 30	3.45	1.05
	March 31	2.70	1.27

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

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Advisors (1)	August 15, 2014	20,000 shares of common stock	Consulting services

Consultants (1)	December 2, 2014	35,000 shares of restricted stock units	Consulting services

(1)	Issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors.”

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

Our business model is similar to successful ecommerce websites such as Amazon (www.amazon.com) and eBay (www.ebay.com). These companies leverage the power of a specialized network of merchants to (i) offer competitive pricing to the customer, (ii) assist the customer in deciding who to transact with by providing relevant information about each merchant, and (iii) provide fulfillment services to facilitate transactions. However, while websites like Amazon and eBay enable buyers to purchase goods by leveraging a network of professional sellers, uSell enables sellers to sell goods by leveraging a network of professional buyers.

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

As a further development to our technology and business model, in October 2014, we launched our Managed by uSell service, whereby we partnered with a third party logistics company to inspect and process devices before passing them along to buyers offering the highest prices for each device. This service was rolled out to a portion of our order volume during the fourth quarter, and is continuing through the first quarter of 2015. By centralizing the inspection process, we standardize the grading procedures for devices, guarantee quick processing times and ensure swift and successful payment to the sellers upon inspection. In addition, we:

•	Significantly increase our revenues due to the fact that we recognize the full value of devices processed through this system;
•	Leverage our scale advantage over the individual buyers in our network, and, therefore, are able to charge our buyers a fee for the service at a discount to what they can do themselves;
•	Allow our buyers to focus on their core businesses of selling phones on the second hand market, while we handle all of the peripheral activities that they would prefer not to be involved in;
•	Ensure that buyers get the exact devices they bid for, while sellers are provided a fair appraisal and quick payment;
•	Can better control the customer experience while still leveraging the price competition in the marketplace.

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

2014 Highlights

We completed a material change to our business model during the first quarter of 2014, which positively impacted a number of our marketplace metrics during the year ended December 31, 2014. Additionally, we completed a private offering of 591,666 shares of our common stock, generating net proceeds of $1,679,000, and a public offering of 1,550,000 Units at $3.00 per Unit, consisting of one share of common stock and one-half warrant to purchase one share of common stock, generating net proceeds of $3,704,000. Other significant highlights noted are as follows:

•	Went from a working capital deficit of ($1,269,000) on December 31, 2013 to working capital of $1,684,000 on December 31, 2014.
•	Went from a stockholders’ deficit of ($666,000) on December 31, 2013 to stockholders’ equity of $2,569,000 on December 31, 2014.
•	Increased prices offered to sellers, leading to higher conversion rates and throughput, during the year ended December 31, 2014, compared to the year ended December 31, 2013.
•	Grew the volume of Orders Placed from 309,800 for the year ended December 31, 2013 to 506,400 for the year ended December 31, 2014, an increase of 63%.
•	Grew the volume of Orders Completed from 125,500 for the year ended December 31, 2013 to 237,800 for the year ended December 31, 2014, an increase of 89%.
•	Processed $5,853,500, $5,040,800 and $5,780,877 in GMV for the quarters ended December 31, 2014, September 30, 2014 and June 30, 2014, respectively. Please note that we have not tracked this metric prior to the second quarter of 2014. In the future we plan on comparing GMV on a year over year basis to properly account for seasonality.

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

As a further development to our business model, in October 2014, we launched our “Managed by uSell” service, whereby we partnered with a third party logistics company to inspect, wipe and process devices before passing them along to buyers. Under this new model, title to a device passes to uSell upon issuance of payment to the seller, which is generally within one to two days from the receipt of the device at the third party warehouse. Title to a device is then transferred to the buyer upon shipment to the buyer. As a result, starting in October 2014, we began recognizing the full value of the processed devices in both revenues and cost of revenues.

Fulfillment Revenue

We offer fulfillment services on behalf of our buyers for the items sold by sellers. We act as the agent in these transactions, passing orders booked by our buyers to our vendors, who then assemble the kits and mail them directly to the sellers. We earn a standard fee from our buyers and recognize revenue upon shipment of the kits to the sellers. We evaluated the presentation of revenue on a gross versus net basis and determined that since we perform as an agent without assuming the risks and rewards of ownership of the goods, revenue should be reported on a net basis.

Advertising Revenue

Advertising revenues primarily come from payments for text-based sponsored links and display advertisements. Generally, our advertisers pay us on a cost per click, or CPC basis, which means advertisers pay us only when someone clicks on one of their advertisements, or on a cost per thousand impression basis, or CPM. Paying on a CPM basis means that advertisers pay us based on the number of times their advertisements appear on our websites or mobile applications. Advertising revenue is recognized as income when the advertising services are rendered.

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

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

Results of Operations

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	Years Ended December 31,		Change	Change
	2014	2013	(Dollars)	(Percentage)
Revenue	$6,665,429	$5,371,381	$1,294,048	24%
Costs and Expenses
Cost of Revenue	1,921,175	416,233	1,504,942	362%
Sales and Marketing	5,811,873	4,729,552	1,082,321	23%
General and Administrative	4,659,710	4,480,070	179,640	4%
Operating Loss	(5,727,329)	(4,254,474)	(1,472,855)	35%
Other (Expense) Income	(1,561,153)	(8,382)	(1,552,771)	NM %
Net Loss	$(7,288,482)	$(4,262,856)	$(3,025,626)	71%

NM: Not Meaningful

Revenue by Type

The following table breaks down our revenue by type:

	Years Ended December 31,
	2014		2013
Seller Electronics Referrals	$5,961,269	89%	$4,923,124	92%
Fulfillment Revenue	303,358	5%	162,965	3%
Advertising Revenue	306,158	5%	274,919	5%
Other Revenue	94,634	1%	10,373	0%
	$6,665,429	100%	$5,371,381	100%

Seller Electronics Referral. Before March 2014, we earned up front “lead fees” from buyers when sellers accepted offers on our website and filled out a form to request a free shipping kit. This fee was received regardless of whether these sellers ultimately sent in their devices to the buyers. Buyers treated these lead fees as a marketing expense, and had to consider historical data on “send in rates” when setting pricing on the website. We recognized the related revenue upon the sellers’ acceptance of an offer and submission of the form on the website.

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

As a further development to our business model, in October 2014, we launched our “Managed by uSell” service, whereby we partnered with a third party logistics company to inspect, wipe and process devices before passing them along to buyers. Under this new model, title to a device passes to uSell upon issuance of payment to the seller, which is generally within one to two days from the receipt of the device at the third party warehouse. Title to a device is then transferred to the buyer upon shipment to the buyer. As a result, starting in October 2014, we began recognizing the full value of the processed devices in both revenues and cost of revenues.

As a result of the shift in our business model, we saw an increase in several of our marketplace metrics. Most notably, we have seen meaningful increases in conversion rates and throughput as compared to the year ended December 31, 2013. Since the change, the average price offered to sellers has increased substantially, compared to the same period in the prior year, which has resulted in an increase in our conversion rates. As our conversion rates have increased, so has volume, as measured by Orders Placed, Orders Completed and GMV. The following table presents Orders Placed and Orders Completed for the year ended December 31, 2014 and 2013:

	Orders Placed			Orders Completed
	2014	2013	% Change	2014	2013	% Change
Quarter ended March 31,	84,400	73,500	15%	33,500	26,400	27%
Quarter ended June 30,	146,500	73,800	99%	67,500	30,200	124%
Quarter ended September 30,	156,300	87,200	79	72,300	38,000	90
Quarter ended December 31,	119,200	75,300	58%	64,500	30,900	109%
Year ended December 31,	506,400	309,800	63%	237,800	125,500	89%

Despite the fact that Orders Completed decreased between the quarter ended September 30, 2014 and the quarter ended December 31, 2014, GMV increased from $5,040,800 to $5,853,600, respectively. This was primarily due to the launch of the iPhone 6 and iPhone 6 Plus in September 2014, whereby both revenue per device and Orders Placed grew to record levels. Because of the timing of revenue recognition in our new model, the positive revenue impact of this growth was not seen until the fourth quarter of 2014.

Fulfillment Revenue. Our fulfillment services offered on behalf of our buyers for items sold by sellers was fully implemented in March 2013. Accordingly, the year ended December 31 2013 does not reflect normalized fulfillment revenue, compared to the year ended December 31, 2014. Additionally, due to the increased number of Orders Completed resulting from the implementation of our new business model, we had a corresponding increase in fulfillment services revenue during the year ended December 31, 2014, compared to the year ended December 31, 2013.

Advertising Revenue. We generate advertising revenues from text-based sponsored links and display advertisements. Advertising services were implemented in June 2013 and, accordingly, the year ended December 31, 2013 does not reflect normalized advertising revenue, compared to the year ended December 31, 2014.

Other Revenue. Other revenue during the year ended December 31, 2014 mainly represents fees earned for the development and hosting of the trade-in platform related to our Staples contract.

Cost of Revenue

Our cost of revenue for generating transactions for our buyers consists primarily of costs to access and maintain our website, as well as amortization expense on our technology platform software. Beginning in October 2014, cost of revenue pertaining to the sale of devices to buyers includes the cost of acquiring the device, as well as any other direct costs and expenses required to inspect and process the devices internally before shipping them to the buyers. Accordingly, with the implementation of the Managed by uSell program, our gross profit is now impacted by the recognition of the cost of sales related to the devices under this program.

Sales and Marketing Expenses

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	Years Ended Dec. 31,
	2014	2013
Revenue	$6,665,429	$5,371,381
Sales and Marketing Expenses	$5,811,873	$4,729,552
Percentage of Revenue	87%	88%

Our sales and marketing expenses represent one of our most significant costs, amounting to 87% and 88% of revenue for the years ended December 31, 2014 and 2013, respectively. We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract visitors to our website. Our sales and marketing costs include production costs to produce and edit advertisements as well as the costs to run them. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness based on a variety of metrics, including response rates, conversion rates and average revenue statistics.

We used the proceeds from the public offering of our common stock in order to build out our marketing and analytics function and to increase spend on marketing and advertising in order to further accelerate our revenue growth. The increase in our marketing and advertising spend had two purposes:

a)	To build awareness ahead of Apple’s iPhone 6 launch, the impact of which was seen in our Order growth in September and October 2014; and
b)	To conduct online and offline tests with the intention of leveraging the learnings from these tests to create marketing efficiencies over the next 12 months.

Due to the timing of revenues and cash flows under our new business model, we experienced a short-term increase in our sales and marketing expense, with a corresponding short-term lag in the recognition of the related revenues. Under our new business model, we will continue to experience a short-term increase in our cash burn in periods of accelerated marketing spend. However, we believe that this short term investment has provided us with substantial strategic value that will be recognized in the next year.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. Our general and administrative expenses for the years ended December 31, 2014 and 2013 were impacted by non-cash compensation expense pertaining to share grants and option grants for services.

Excluding non-cash compensation expense, our general and administrative expenses for the year ended December 31, 2014 increased by $835,000, or 36%, compared to the year ended December 31, 2013. The increase is mainly attributable to an increase in (a) salary and salary-related expenses, (b) public relations expense, (c) credit card processing fees and (d) bad debt expense. During the year ended December 31, 2014, we utilized the proceeds from the sale of our common stock to build our marketing and analytics function, which increased our salaries and salary related expenses by $256,000 and recruiting fee expense by $54,000, compared to the year ended December 31, 2013. Public relations expense, including marketing and investor relations presentations pertaining to our equity raises during the year ended December 31, 2014, increased by approximately $154,000, compared to the year ended December 31, 2013. Credit card processing fees increased by approximately $111,000 as a result of the increase in orders processed on our platform. Further, the year ended December 31, 2013 includes a recovery of bad debt expense of approximately $67,000, whereas the year ended December 31, 2014 includes provision for bad debt expense of $20,000, in relation to our ongoing assessment of the recoverability and collectability of our accounts receivable. During the year ended December 31, 2014, we recognized approximately $149,000 of income due to the reversal of previously recorded liabilities, compared to approximately $218,000 of income in the prior year.

Other Income (Expenses)

Other income (expense) during the year ended December 31, 2014 resulted primarily from the conversion of our Convertible Notes in February 2014. As a result of the conversion, the remaining unamortized discount of $874,000, as well as the remaining unamortized balance of debt issue costs of $9,000, was recognized as non-cash interest expense. Additionally, we recorded approximately $9,000 of contractual interest expense and approximately $681,000 of derivative expense related to the change in the fair market value of the derivative liability on our Convertible Notes through the date of conversion.

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

Under our new business model, we typically collect cash receipts from buyers on our marketplace within five days of when buyers receive devices. This time period may be longer in the case when the device received is either a different device or is in a different condition than what the seller represented when completing the sign-up on our website. In those instances, a re-quote process occurs. A new offer is made to the seller, which the seller may either accept or reject. If the re-quote offer is accepted, we typically collect the corresponding cash receipts within five days from the day the offer was accepted. If the re-quote is rejected, the device is sent back to the seller and no cash receipts are received. The re-quote process occurs on approximately 30% of devices received and approximately 75% of re-quotes are accepted.

Cash Flows from Operating Activities

We used approximately $3,485,000 of cash in operating activities during the year ended December 31, 2014, an increase from approximately $1,778,000 of cash used in operating activities during the year ended December 31, 2013. Our net loss during the year ended December 31, 2014 of approximately $7,288,000 was mainly offset by approximately $1,492,000 of stock-based compensation, $874,000 from the amortization of remaining debt discount on our Convertible Notes, $681,000 from the change in the market value of the derivative liability pertaining to our Convertible Notes and $616,000 of depreciation and amortization. Changes in working capital provided approximately $121,000 of cash during the year ended December 31, 2014.

Our net loss of approximately $4,263,000 during the year ended December 31, 2013 was mainly offset by approximately $2,148,000 of stock-based compensation, $363,000 of depreciation and amortization and $309,000 of amortization of debt discount pertaining to our 2013 Convertible Notes. The 2013 net loss was also impacted by a gain on the settlement of certain accounts payable of approximately $189,000 and approximately $149,000 from the change in the market value of the derivative liability pertaining to our 2013 Convertible Notes. Changes in working capital provided approximately $46,000 of cash during the year ended December 31, 2013.

Cash Flows from Investing Activities

During the year ended December 31, 2014, we capitalized approximately $657,000 of website development costs, compared to $541,000 during the year ended December 31, 2013. We currently do not have any capital obligations or commitments that will require a significant amount of capital.

Cash Flows from Financing Activities

During the year ended December 31, 2014, our financing activities generated approximately $4,650,000 in proceeds from the August 2014 public offering and $1,775,000 in proceeds from the private placement offering of our common stock. In addition, we received proceeds of $300,000 from the sale of our Convertible Series A Preferred Stock (“2014 Series A”) and $388,000 from the exercise of warrants. Proceeds from our financing activities were offset by approximately $1,042,000 of offering costs paid. During the year ended December 31, 2013, our financing activities generated approximately $1,209,000 in net proceeds from our 2013 Convertible Notes.

Liquidity

We do not yet have a sustained history of financial stability. Historically, our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. We believe that, with our current available cash along with the anticipated increase in revenues, we will have sufficient funds to meet our anticipated cash needs for the next ten months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In January 2014, we issued a total of 100,000 shares of 2014 Series A in exchange for $300,000. In February and March 2014, we issued a total of 591,666 shares of common stock to accredited investors in exchange for net proceeds of $1,679,000. In August 2014, we issued a total of 1,550,000 Units at $3.00 per Unit in a public offering, consisting of one share of common stock and one-half warrant to purchase one share of commons stock, for net proceeds of $3,704,000.

There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, or that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities. With the recent cuts we implemented, we expect that we have approximately ten months of cash left. We are exploring a number of options to provide working capital including strategic partnerships and seeking equity or debt financings. See “Risk Factors” including the risk at page ___ of this Report. We cannot assure you that we will consummate a transaction or financing that will enable us to meet our working capital needs. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan and continuing to raise capital.

Other Developments

In the fourth quarter of 2014, major carriers like AT&T and Verizon and big box retailers, like Apple and Best Buy, became very aggressive in marketing their trade in programs. This, along with record sales of the iPhone 6 and iPhone 6 Plus, resulted in an unprecedented number of trade-ins across the industry. Immediately following the announcement of the iPhone 6 and iPhone 6 Plus, uSell benefitted by the increased awareness of trade-in programs, and saw record numbers of devices traded in. However, this surplus in devices also resulted in a prolonged drop in the prices of devices in the second hand market. While this drop occurs every year, the decrease in prices was significantly deeper and more prolonged in 2014 than in previous years.

The decrease in prices had two adverse affects on uSell: (1) volume dropped on new orders because of high consumer price elasticities and (2) the average revenue per device that uSell earned began to fall. Due to uSell's improved analytics capability, we were able to detect the problem early and recently made the decision to scale back on our marketing spend and reduce the headcount of our marketing staff. We believe that the cutbacks in our marketing spend and marketing staff will save the Company approximately $2.4 million dollars on an annualized basis. However, these cuts are likely to impact our future revenues.

While these events were unfortunate, they have also shed light on a much larger opportunity for uSell. The drop in prices was felt throughout the industry, with the large processors and wholesalers that purchase from the carriers and retailers experiencing the most adverse affects. As trade-in programs continue to expand over the coming years, it is vitally important that these wholesalers and processors find a more efficient means of selling devices. We believe that uSell is the only player in the industry with the technology to distribute devices to a diverse base of small merchants in an efficient and scalable manner. There is a significant opportunity for us to augment our consumer supply with supply from these wholesalers and processors in order to satisfy the ever-growing demand from its base of buyers.

Given the above, we decided to shift the bulk of our investment from marketing to technology. The strategy moving forward will be to augment our supply with wholesale deals, rather than to rely solely on consumer marketing to feed our growing marketplace of buyers.

Related Party Transactions

None.

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

We incurred net losses of approximately $7.3 million in 2014 and $4.3 million in 2013. We anticipate these losses will continue for the foreseeable future. Additionally, we have negative cash flows from operations. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may have to continue to reduce our expenditures, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

Because we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

With our recent cuts in headcount and marketing we believe that our cash on hand and cash flow from operations will be sufficient to meet our anticipated cash needs for approximately ten months. We are exploring a number of options to meet our working capital needs, including strategic partnerships and the sale of additional equity or debt securities. Because of the difficulty that microcap companies have in raising capital, the lack of available credit for companies like us, and our stock price, we may be hampered in our ability to raise the necessary working capital. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments will dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In the past, we were required to offer anti-dilution rights to certain investors. These types of rights are very dilutive to existing investors. We cannot assure you that we will not be required to issue such rights in the future. In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.

We cannot give you any assurance that we can consummate any strategic partnerships to meet our working capital needs or any additional financing will be available to us, or if available, will be on terms favorable to us. If we require additional financing and such financing is not available on reasonable terms or at all, we may have to further reduce our marketing efforts and we will have to modify our business plans accordingly. This will increase our future losses.

Because we have a limited operating history to evaluate our Company and our new business model, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

We have been operating our current business model since April 2012, when we acquired ecoSquid Inc., or Acquisition Corp. Acquisition Corp. owned the intellectual property that we licensed in order to develop marketplace technologies to connect sellers with professional, wholesale buyers of smartphones and other electronics. Over the last three years we have continued to develop our technology, refine our pricing model, and build relationships with buyers.

Recently we made a material change to our business model and how we generate revenue. Until March 2014, we earned up front “lead fees” from buyers when sellers accepted offers on our website and filled out a form to request a free shipping kit. This fee was received regardless of whether these sellers ultimately sent in their devices to the buyers. Beginning in February 2014, and for the subsequent six weeks, we phased in a major change to our business model. Under the new model, we eliminated the upfront lead fees to buyers and began charging transactional fees when buyers pay sellers for received devices. While prior to the change we recognized revenue upon acceptance of an offer and submission of the form on our website, we now recognize revenue upon payment to the seller.

As a further development to our business model, in October 2014, we launched our “Managed by uSell” service, whereby we partnered with a third party logistics company to inspect, wipe and process devices before passing them along to buyers. Under this new model, title to a device passes to uSell upon issuance of payment to the seller, which is generally within one to two days from the receipt of the device at the third party warehouse. Title to a device is then transferred to the buyer upon shipment to the buyer. As a result, starting in October 2014, we began recognizing the full value of the processed devices in both revenues and cost of revenues. It is too early to judge the ultimate success of this change.

Since we have a limited operating history, we cannot assure you that our business will be profitable. Early stage companies often are unsuccessful and encounter unanticipated expenses and difficulties. Investors should consider this risk in determining whether to purchase or sell our common stock.

We may be unable to maintain or establish relationships with buyers, which would adversely affect our results of operations.

In July 2011, we focused our business on creating an online marketplace where sellers could sell their small electronics. This was a new, unproven market for us. Our ability to attract sellers of small electronics to our website depends in large part on providing a sufficient number of buyers to make our online marketplace efficient in order to provide sellers with the best available pricing and service. We do not have long-term or exclusive agreements with our buyers. The loss of existing relationships with buyers, or an inability to continue to add new ones, may cause our platform to provide less than optimal pricing, SKU coverage, or other benefits important to customers visiting our website. This deficiency could reduce customer confidence in the offers provided by buyers on our website, making sellers less likely to sell to our buyers and come back to our website, which would limit the revenues we are able to generate from our platform. In turn, this will adversely affect our business.

If any of our buyers provide poor customer service to our sellers, it could hurt the uSell brand and adversely affect our business.

We believe the importance of customer service in order to generate business and repeat sellers is paramount to our ability to be successful. If any of our buyers provide poor customer service, including delayed and/or reduced payments, we may lose sellers. In particular, sellers may think their electronics and other products are in better condition than they are or may not know the exact model, which could result in our buyers paying sellers less than they anticipated. Although we provide sellers with the ability to rate our buyers after they have completed their transaction, there is no assurance that this rating system provides an accurate depiction of the service provided by our buyers.

Because we cannot control key elements of our business, we may not be successful.

Although we are responsible for creating effective marketing campaigns and for providing a robust, secure and easy to use website for sellers, we have no ability to control our buyers whose ability to provide top notch service is a key part of our business model. If our buyers do not provide excellent service and prices that sellers perceive to be fair, it would affect the reputation of our business, as well as possibly helping our competitors. While our new “Managed by uSell” options substantially reduces this risk, we still rely on third parties for part of that program and on buyers to make offers, provide funds to pay sellers and evaluate the condition of smartphones and other products for a portion of our business. We cannot assure you that our buyers will perform the services in a satisfactory way.

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

Additionally, the majority of our buyers are small electronic recycling companies which are not largely capitalized and do not have the infrastructure to adapt to our expected rapid growth. If our buyers do not have the liquidity to pay all of the sellers that come to our site, sellers may not get paid on time which would hurt the uSell brand. All of these factors could adversely affect our ability to become profitable.

If we do not have sufficient capital to market our service, our revenue will be insufficient to support our operations.

With our recent cuts, we are currently spending approximately $220,000 a month on marketing which is not enough money to market our service in a manner which we expect will generate enough revenue to support our operations. As we continue to enhance our infrastructure, we believe it will improve our efficiency and increase the number of buyers on our site; we believe, this in turn, will allow us to optimize our marketing spend. If these efforts do not generate the revenue level we anticipate, or if we lack sufficient capital, our revenue will be insufficient to support our operations.

Our future growth and profitability will depend in large part upon the effectiveness of our marketing and advertising expenditures.

Our future growth and profitability will depend in large part upon our media performance, including our ability to:

•	create greater awareness of our platform;
•	identify the most effective and efficient level of spending in each market and specific media vehicle;
•	determine the appropriate creative message and media mix for advertising, marketing, and promotional expenditures; and
•	effectively manage marketing costs (including creative and media).

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

We use Internet search engines, principally through the purchase of branded and smart phone related keywords, to generate traffic to our websites. Search engines, such as Google, frequently update and change the logic which determines the placement and ordering of results of a user’s search, which may reduce the effectiveness of the keywords we have purchased. If a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our website, or changes its pricing, operating, or competitive dynamics to our disadvantage, our business, results of operations, and financial condition could be adversely affected.

Because we face intense competition for business, our future results of operations and our future financial condition may be adversely affected.

We compete with eBay and other online auction companies, Gazelle, a leading platform for selling used small electronics, and many small websites including our buyers. In addition, cellular service providers, such as AT&T, Verizon, T-Mobile and Sprint, and large retail companies, such as Apple, Staples and Best Buy, have introduced trade-in programs for used smartphone and tablet devices, including programs which gives sellers the right to turn in their phone every six months for a new phone. Our smaller size, lack of an established brand name, shorter operating history, and limited working capital may limit our advertising levels, our ability to expand successfully into new markets or effectively compete against these other companies. If we are not able to compete effectively, our future business and our future results of operations and financial condition will be adversely affected.

Because we rely on the continuing rapid pace of technological development in the smartphone and tablet industries, if innovation in these industries were to decrease, our future results of operation will be adversely affected.

We believe that one of the driving factors for the potential success of our platform is the continued improvements in the smartphone industry and tablet market. Because many sellers have in the past expressed a continual need to have the latest generation phones and iPads or other tablets, the opportunity for providing these sellers with an outlet to sell their used electronics is promising. However, we cannot guarantee that sellers will visit our website to sell their used electronics. If innovation in smartphone or tablet device technology were to level off, the purchase of new phones and tablets could be diminished, reducing the need for an online marketplace for selling used electronics. In such an event, our results of operations would suffer and we may not be able to continue operations.

Because we rely on information technology to operate our businesses and maintain our competitiveness, any failure to adapt to technological developments or industry trends could harm our business.

We depend upon the use of sophisticated information technology, including software. As our operations grow in both size and scope, we must continuously improve and upgrade our systems including our hardware and infrastructure to offer our sellers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving industry standards while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings and the changing demands of the marketplace. In particular, expanding our systems and infrastructure to meet any potential increases in business volume will require us to commit additional financial, operational and technical resources before those increases materialize, with no assurance that they actually will. Furthermore, our use of this technology could be challenged by claims that we have infringed upon the patents, copyrights or other intellectual property rights of others.

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

If we experience system interruptions, it may cause us to lose sellers and may harm our business.

Our inability to maintain and improve our information technology systems and infrastructure may result in system interruptions. System interruptions and slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity may prevent us from efficiently providing services to our sellers, which could result in our losing sellers and revenue.

We lease space for our data center and rely on a co-location partner for power, security, connectivity and other services. We also rely on third party providers for bandwidth and content delivery. We do not control these vendors and it would take significant time and effort to replace them. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, hurricanes, computer viruses, computer denial of service attacks or other attempts to harm our systems. If the site is unavailable when sellers attempt to access it or access is slower than a seller expects, sellers may stop visiting our site and become less likely to return, if at all. We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of user experience and site performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems, and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer.

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

A party who is able to breach the security measures on our networks could misappropriate either our proprietary information or the personal information of our sellers, or cause interruptions or malfunctions in our operations. Hacking of websites is a growing problem. If we grow and obtain more visibility, we may be more vulnerable to hacking. We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse effect on our financial performance and operating results.

Our business is subject to a variety of U.S. and other laws, rules and regulations that could subject us to claims or otherwise harm our business.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations. We are subject to a variety of laws in the U.S. and elsewhere that affect advertising, that are costly with which to comply, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies.  In addition, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and elsewhere.  Claims can be brought under both U.S. and foreign law for defamation and other tort claims, unlawful activity, copyright, and trademark infringement.

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

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely.  Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to our business. The cost to comply with such laws or regulations could be significant and would increase our operating expenses.

If there is new tax treatment of companies engaged in Internet commerce, it could adversely affect the commercial use of our marketing services and our financial results.

Due to the global nature of the Internet, it is possible that governments might attempt to tax our activities. New or revised tax regulations may subject us to additional sales, income and other taxes.  New York State, for example, taxes online sales. Recently there has been movement toward Congress permitting states and localities to impose sale taxes on online purchases. In 2013, the United States Senate passed legislation to permit taxation of Internet sales but it stalled in the House of Representatives. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and especially sales taxes would likely increase the cost of doing business online, and increase advertising and marketing costs over the Internet. Any of these events will increase our costs and adversely affect our business and results of operations.

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

Our common stock trades on the OTBQB, which is not liquid. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop there may be a substantial decrease in the price of our common stock.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions, including listing on a national securities exchange like NASDAQ. The market price of our common stock on the Bulletin Board is less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. We will remain subject to the “penny stock” rules unless our stock price is above $5.00.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to increase revenue in each succeeding quarter;
•	Our failure to achieve and maintain profitability;
•	Our failure to meet our revenue and earnings guidance or our failure to meet financial analysts’ performance expectations;
•	The loss of a number of buyers or our failure to attract more buyers;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	An adverse court ruling or regulatory action;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing which is dilutive to our shareholders;
•	Our announcement of a change in the direction of our business; or
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

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

If we become subject to a regulatory investigation, it could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

From time to time, we may receive inquiries from regulators regarding our compliance with laws and other matters. For example, in August 2011, the Florida Attorney General, which we refer to as the “AG”, initiated an official investigation into whether or not we engaged in unfair trade practices in violation of its “Little FTC Act.” The investigation was due to seller complaints primarily with our former gold business, although some complaints related to our initial cell phone business. In March 2013, we entered into a settlement with the AG in which we agreed to pay the AG $20,000. Responding to or defending other such actions would cause us to incur substantial expenses and divert our management’s attention. If we are unsuccessful, we may have to change our policies or practices. Any such change or defense of a regulatory investigation or action could reduce our future revenues and increase our costs and adversely affect our future operating results.

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

Because our executive officers, directors and two former directors own a significant amount of our common stock and convertible preferred stock, it is likely that they will continue to be able to exert significant control over matters which require shareholder approval including election of directors and the future sale of our business.

As of March 26, 2015, our executive officers, directors and two former directors beneficially owned approximately 23% of our outstanding voting stock. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. These shareholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock you may believe are in your best interest as one of our shareholders.

We do not expect to pay dividends in the future, which means that investors may not be able to realize the value of their shares except through a sale.

We have never, and do not anticipate that we will, declare or pay a cash dividend. We expect to retain future earnings, if any, for our business and do not anticipate paying dividends on common stock at any time in the foreseeable future. Because we do not anticipate paying dividends in the future, the only opportunity for our shareholders to realize the creation of value in our common stock will likely be through a sale of those shares.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective based on that criteria.

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

None.

PART III

The following is a list of our executive officers and directors.  All directors serve one-year terms or until each of their successors are duly qualified and elected.   The officers are elected by the Board of Directors, which we refer to as our “Board.”

Name	Age	Position
Nik Raman	31	Chief Executive Officer and Director

Daniel Brauser	34	Executive Chairman

Jennifer Calabrese	44	Executive Vice President of Finance and Chief Financial Officer

Peter Benz	55	Director

Grant Fitzwilliam	47	Director

Amitabh Jhawar	33	Director

Nik Raman was appointed as the Chief Executive Officer on November 6, 2014 and as a director on April 24, 2012. From January 27, 2012 until November 6, 2014, Mr. Raman served as our Chief Operating Officer. After graduating from Harvard Business School, Mr. Raman founded and served as Manager of Ft. Knox Recycling, LLC doing business as EcoSquid. Mr. Raman also served as Chief Executive Officer of EcoSquid from its founding through its acquisition by the Company in April 2012. From 2008 until 2010, Mr. Raman attended Harvard Business School. Mr. Raman was appointed a director in connection with the acquisition of Acquisition Corp. in April 2012.

Daniel Brauser has served as a director since July 23, 2008 and as Executive Chairman since November 6, 2014. From October 16, 2013 to November 6, 2014, Mr. Brauser served as our Chief Executive Officer. Additionally, Mr. Brauser served as our Chief Executive Officer from July 10, 2012 until October 10, 2012. Prior to being appointed Chief Executive Officer, Mr. Brauser served as our Chief Financial Officer from July 23, 2008 through July 10, 2012. From July 23, 2008 through May 7, 2009, Mr. Brauser also served as our President and Chief Operating Officer. From November 2005 until September 2007, Mr. Brauser served as the Senior Vice President of Health Benefits Direct Corporation. In March 2015, Mr. Brauser was appointed as a director of Tiger Media, Inc. (NYSE: MKT: IDI). Mr. Brauser was selected as a director for his extensive experience managing the growth of young companies from start-up through to maturity. In addition, as a founder of our reverse logistics business, Mr. Brauser possesses an in-depth understanding of the challenges and risks and characteristics unique to our business model and the reverse logistics market.

Jennifer Calabrese was appointed Executive Vice President of Finance on March 28, 2013 and Chief Financial Officer on April 11, 2014 initially on an interim basis and more recently on a permanent basis. Ms. Calabrese had been acting as our principal financial and accounting officer since October 2012 when our then Chief Financial Officer began providing a high level direction on a very limited basis due to health reasons. Since August 2012, Ms. Calabrese has been the Managing Member of Calabrese Consulting, LLC, a company she founded, which provides SEC financial reporting compliance and consulting services. From March 2010 through August 2012, Ms. Calabrese served as the Director of Accounting and SEC Reporting at eLandia Group, Inc., a provider of information technology products and services to small, medium-sized and large businesses as well as government entities, primarily in Latin America. From July 2007 through March 2010, Ms. Calabrese was the Managing Director of SEC Solutions Group, LLC, a company specializing in SEC financial reporting compliance and consulting services. She is a Certified Public Accountant in New York.

Peter Benz was appointed a director on May 15, 2014. Mr. Benz is the Chief Executive Officer of Viking Asset Management, LLC, an asset and investment management company which he founded in 2001. Since January 2012, Mr. Benz has served as a director of Starboard Resources, Inc. Mr. Benz was appointed a director as a result of his knowledge and experience in developing companies and capital markets that strengthen our Board's collective qualifications, skills, and experience.

Grant Fitzwilliam has served as a director since September 30, 2009. Mr. Fitzwilliam is currently the President of 3c InSight, a software and consulting firm that he co-founded in 2008, which is focused on providing operational excellence solutions for companies throughout the United States. From August 2005 until August 2007, Mr. Fitzwilliam served as Executive Vice President of Finance and Chief Financial Officer of The Hackett Group, a leading business and technology consulting firm and also served as a Managing Director leading Hackett’s national Oracle and Sarbanes-Oxley business units. Mr. Fitzwilliam was formerly an auditor with KPMG LLP and is a licensed CPA in Georgia. Mr. Fitzwilliam was selected as a director for his accounting, financial and professional management experience.

Amitabh Jhawar was appointed a director on May 15, 2014. Since January 2012, Mr. Jhawar has been Chief Operating Officer and Chief Financial Officer of Braintree, a mobile app payments company. In December 2013, PayPal, which is an eBay (NASDAQ: EBAY) company, purchased Braintree for $800 million in cash. As COO and CFO at Braintree, Mr. Jhawar is responsible for the management and direction of that company's finance and accounting functions and new business development initiatives, including expanding Braintree's partnerships and continued international growth. Prior to Braintree, Mr. Jhawar was an Associate at KKR Capstone & Co. L.P. from July 2010 to December 2011. Previous to this, Mr. Jhawar was a student at Harvard Business School where he graduated with high honors in 2010. Mr. Jhawar was appointed a director due to his expertise in online marketplaces and accounting and finance.

Family Relationships

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

Board Committees and Charters

The Board and its Committees meet and act by written consent from time to time as appropriate. The Board has formed and appointed members to its: Audit, Compensation and Nominating and Corporate Governance Committees. Committees are expected to regularly report on their activities and actions to the Board. Each of the Audit Committee and the Compensation Committee each have a written charter approved by the Board. Each of our committee charters, as well as our Code of Ethics and Insider Trading Policy are available through the “Investors” section on our website, which can be found at www.uSell.com. The information on, or that can be accessed through, our website is not incorporated herein. In addition, we will provide a copy of any of the foregoing documents, without charge, to anyone that requests one in writing to uSell.com, Inc., 33 East 33rd Street, Suite 1101, New York, New York 10016, Attention: Corporate Secretary.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation	Nominating & Corporate Governance

Peter Benz	√	√	√	√
Daniel Brauser
Grant Fitzwilliam	√	Chairman		√
Amitabh Jhawar	√	√	√
Nik Raman

Independence

Our Board has determined that Messrs. Benz, Fitzwilliam and Jhawar are independent under the NASDAQ Stock Market listing rules and are independent in accordance with the NASDAQ independence standards for audit committees.

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

Our Board has determined that Grant Fitzwilliam and Amitabh Jhawar are qualified as Audit Committee Financial Experts, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers.  The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters.   Additionally, the Compensation Committee is responsible for administering our 2008 Equity Incentive Plan, which we refer to as the Plan.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board with developing and maintaining the Company's corporate governance policies, determining the qualifications, qualities, skills, and other expertise required to be a director and identifying individuals meeting those criteria. In considering prospective Board nominees, the Committee will consider, among other factors, the candidate’s demonstrated leadership ability, business experience, and personal and professional ethics, as well as a candidate’s independence under the NASDAQ standards. The Committee may also consider whether a prospective Board member will contribute a diversity of viewpoints, background, experience and demographics as compared to the current members of the Board.

The Committee will consider any nominations of director candidates validly made by stockholders in accordance with applicable laws, rules and regulations and the provisions of the Company's charter documents. Director candidates submitted by our stockholders will be evaluated by the Nominating and Corporate Governance Committee on the same basis as any other director candidates.

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

Presently, the largest risk affecting uSell is the inability to generate sufficient revenue so that we have positive cash flow from operations. The Board actively interfaces with management on seeking solutions. The recent change in our business model was undertaken in an effort to increase revenue and positive cash flow.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on uSell. Our compensation has the following risk-limiting characteristics:

•	Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;
•	A portion of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer-term Company results.
•	Awards are not tied to formulas that could focus executives on specific short-term outcomes;
•	Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and
•	Equity awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. See “Board Committees and Charters,” above, for information on accessing or requesting a copy, free of charge, of our Code of Ethics and other corporate governance documents.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2014 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

Item 11.	Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000 in 2014. We refer to these persons as the “Named Executive Officers.” With the exception of its Chief Executive Officers, the Company had no other executive officers whose compensation exceeded $100,000 in 2014.

2014 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)		Total ($)
Nik Raman	2014	124,918	720,000	(3)	844,918
Chief Executive Officer	2013	107,663	126,500		234,163

Daniel Brauser	2014	125,961	720,000	(3)	845,961
Executive Chairman	2013	108,654	126,500		235,154

(1)	Represents cash paid for salary.
(2)	The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent equity awards and do not reflect the actual amounts that may be realized by the Named Executive Officers. Our assumptions with respect to the calculation of these values are set forth in Note 3 of our Consolidated Financial Statements contained herein.
(3)	In April 2014, as compensation for services provided as executives to the Company, Messrs. Raman and Brauser were each granted 150,000 restricted stock units. The restricted stock units vest annually over a five-year period subject to continued employment and fully vesting upon a change of control of uSell.

Named Executive Officer Employment Arrangements

Nik Raman. Prior to April 1, 2015, Mr. Nik Raman received a base salary of $175,000 per year under an oral contract. Effective April 1, 2015, Mr. Raman’s base salary was reduced to $140,000.

Daniel Brauser. Prior to April 1, 2015, Mr. Daniel Brauser received a base salary of $175,000 per year under an oral contract. Effective April 1, 2015 Mr. Brauser is no longer paid a base salary.

Termination Provisions

No executive officer is entitled to any severance rights.

Outstanding Equity Awards At 2014 Fiscal Year-End

Listed below is information with respect to unexercised options and shares of common stock that have not vested for each Named Executive Officer outstanding as of December 31, 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)

Nik Raman	13,333	0		3.00	7/10/2017
	7,500	5,833	(1)	3.00	8/28/2017
						150,000	301,500
						29,333	58,959

Daniel Brauser	16,465	0		10.23	9/10/2015
	13,333	0		3.00	7/10/2017
						150,000	301,500
						29,333	58,959

(1)	These unvested options vest in six equal increments every three months.
(2)	Represents unvested restricted stock units. Market value is based on $2.01 closing price on December 31, 2014.

Director Compensation

We do not pay cash compensation to our directors for service on our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members.

2014 Director Compensation

The table below sets forth certain information with respect to compensation awarded to, paid to or earned by each of our non-employee directors serving on the Board during 2014.

Name	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Total ($)

Peter Benz	191,100		191,100
Grant Fitzwilliam	127,400		127,400
Amitabh Jhawar	172,900		172,900
Michael Brauser (3)	-		-
Brett Cravatt (3)	-		-
Scott Frohman (3)	-		-
Douglas Feirstein (3)	-		-

(1)	The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent equity awards and do not reflect the actual amounts that may be realized by the directors. Our assumptions with respect to the calculation of these values are set forth in Note 3 of our Consolidated Financial Statements contained herein.
(2)	Effective May 19, 2014, we granted 30,000 restricted stock units to all of our independent directors (except for 20,000 to Mr. Fitzwilliam who received 10,000 last year) and an additional 4,000 restricted stock units to each of our four independent directors for each of the committees they serve on. These restricted stock units vest in three equal annual increments beginning May 19, 2015 and fully vest in the event of a change of control. The unvested restricted stock units granted to Mr. Cravatt were forfeited upon his resignation from the Board on November 4, 2014.
(3)	Former directors.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2014.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (1) (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders
2012 Equity Incentive Plan (2)	91,543	$6.27	263,918
Non-Plan Equity Compensation (3)	501,792	$4.32	N/A

Equity compensation plans not approved by security holders	—	—	—
Total	593,335	$4.62	263,918

(1)	Consists of stock options.
(2)	This represents securities issued under our Plan. As of December 31, 2014, we had 263,918 shares remaining under the Plan. Because we have issued 228,835 shares of restricted stock, the number of securities available for future issuance has been reduced. Includes 1,714 options granted to executive officers and directors with a weighted average exercise price of $58.35 per share, vesting in various increments over periods up to four years.
(3)	This represents securities issued outside our Plan. Includes 69,799 options granted to executive officers and directors with a weighted average exercise price of $4.71 per share, vesting in various increments over periods up to four years.

In May 2014, uSell received shareholder approval of the Plan and shares issued under non-Plan grants. In November 2014, uSell amended the Plan to increase the number of authorized shares under the Plan by 300,000 shares (a total of 584,296 shares).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 26, 2015 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o uSell.com, Inc., 33 East 33rd Street, Suite 1101, New York, New York 10016.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Executive Officers:

Common Stock	Nik Raman (2)	323,666	4.3%
Common Stock	Daniel Brauser (3)	766,712	10.1%
Common Stock	Peter Benz (4)	38,500	*
Common Stock	Grant Fitzwilliam (5)	15,749	*
Common Stock	Amitabh Jhawar (6)	0	0%

Common Stock	All directors and executive officers as a group (6 persons)	739,181	9.7%

5% Shareholders:

Common Stock	Barry Honig (7)	759,318	9.8%
Common Stock	Todd Oretsky (8)	726,680	9.6%
Common Stock	Hakan Koyuncu (9)	729,220	9.7%
Common Stock	Frost Gamma Investments Trust (10)	631,834	8.3%
Common Stock	Gerald Unterman (11)	746,333	9.8%
Common Stock	Marcy Czeizler (11)	733,253	9.6%
Common Stock	Douglas Feirstein (12)	764,806	10.1%
Common Stock	Michael Brauser (13)	581,131	7.7%
Common Stock	Leslie J. Schreyer, as Trustee (14)	1,275,000	17.6%

* Less than 1%.

(1)	Applicable percentages are based on 7,533,817 shares of common stock outstanding as of March 26, 2015. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote (1).

The shares of common stock beneficially owned by each of Messrs. Daniel Brauser, Feirstein, Koyuncu and Oretsky include all shares of common stock subject to a Shareholders Agreement, which terminates when each member of the group beneficially owns less than 127 shares. Under the Shareholders Agreement, the group agreed to vote all of their shares of common stock together on any action as determined by a majority of the members of the group still owning 25 shares. The shares of common stock individually owned by them are:

Mr. Brauser	316,234 shares
Mr. Feirstein	393,198 shares
Mr. Koyuncu	6,097 shares
Mr. Oretsky	11,151 shares

(2)	Mr. Raman is a director and executive officer. Includes 21,666 vested options.
(3)	Mr. Daniel Brauser is a director and executive officer. Represents: (i) 316,234 shares of common stock and (ii) 40,032 vested options.
(4)	Mr. Benz is a director.
(5)	Mr. Fitzwilliam is a director. Includes 15,380 vested options.
(6)	Mr. Jhawar is a director.
(7)	Includes (i) 289,999 shares of common stock held individually by Mr. Barry Honig, (ii) 178,962 shares of common stock held by GRQ Consultants, Inc. 401(K), of which the reporting person is the trustee, and (iii) 2,540 shares of common stock held by GRQ Consultants, Inc. Does not include all of the shares of common stock issuable upon the conversion of preferred stock as a result of a 9.99% blocker. Address is 555 South Federal Highway, Suite 450, Boca Raton, Florida 33432.
(8)	Mr. Oretsky is a former executive officer and director. Mr. Oretsky’s shares are held by Jack Oretsky Holdings, LLC, a limited liability company in which Mr. Oretsky, to our knowledge, is the managing member. Mr. Oretsky is a former director and executive officer. Address is 547 N.E. 59th Street, Miami, Florida 33137. See Note (1) above.
(9)	Mr. Koyuncu is a former executive officer and director. Includes 2,540 vested options. Address is 750 SW 3rd Street, Boca Raton, Florida 33486. See Note (1) above.
(10)	Dr. Phillip Frost is the trustee of Frost Gamma Investments Trust. Does not include all of the shares of common stock issuable upon the conversion of preferred stock as a result of a 9.99% blocker. Address is 4400 Biscayne Blvd., Miami, Florida 33137.
(11)	Mrs. Czeizler is the independent adult daughter of Mr. Unterman. The securities reported for each of the reporting persons does not include the ownership of the other reporting person. The reporting persons disclaim beneficial ownership of the securities held by the other reporting person, and this disclosure shall not be deemed an admission of beneficial ownership of these securities for Section 16 of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, or for any other purposes. Mr. Unterman’s address is 610 Park Avenue, New York, New York 10065. Mrs. Czeizler’s address is 255 East 74th Street, Apt. 19C, New York, New York 10021.
(12)	Mr. Feirstein is a former executive officer and director. Represents: (i) 393,198 shares of common stock (of which 3,176 are held by the Feirstein Family Holdings, LLLP, an entity controlled by Mr. Feirstein), and (ii) 38,126 vested options. See Note (1) above.
(13)	Mr. Brauser is a former director. Includes shares of common stock jointly held with Mr. Brauser’s wife. Does not include shares held in a trust created by Mr. Brauser, of which one of his adult sons is the trustee and all of his four adult children including Daniel Brauser are the beneficiaries. Mr. Brauser disclaims beneficial ownership of these securities, and this disclosure shall not be deemed an admission of beneficial ownership of these securities for Section 16 of the Securities Exchange Act of 1934 or for any other purposes. Also includes 28,579 shares of common stock underlying Series B Preferred Stock.
(14)

Includes: (i) 550,000 shares and 275,000 warrants held in the Trust Agreement dated December 23, 1989 FBO the issue of Jonathan D. Sackler (the “Trust”) for which Leslie J. Schreyer serves as sole trustee, (ii) 300,000 shares and 150,000 warrants held by M3C Holdings LLC (“M3C”), which is wholly-owned by Mary Corson and Richard S. Sackler, M.D., as trustees of the Mary Corson Trust dated January 15, 2004 and (iii) 124,000 shares held jointly by Robert and Mickel Averick. Mary Corson is the sole beneficiary of the Mary Corson Trust and the wife of Jonathan D. Sackler. Mr. Averick is employed by Kokino LLC, which is a family office and provides non-discretionary investment advice to family clients, including the Trust and M3C with respect to the securities of usell beneficially owned by the Trust and M3C. This information is based on the Schedule 13G/A filed on February 17, 2015. The address is: c/o Chadbourne & Parke LLP, 1301 Avenue of the Americas, New York, New York 10019, Attention: Leslie J. Schreyer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In July 2013, uSell issued a $300,000 note to Frost Gamma Investments Trust, a 5% beneficial owner of uSell, in exchange for a $300,000 investment. The note was convertible at $3.00 per share. In February 2014, Frost Gamma Investments Trust converted the note into shares of Series E preferred stock. The investment was made on terms identical to the terms provided to other investors in the 2013 note offering.

On January 27, 2014, in exchange for $300,000, we sold 100,000 shares of newly designated Series A convertible preferred stock, which we refer to as Series A, to GRQ Consultants, Inc. 401(K), of which Mr. Barry Honig, a 5% beneficial owner of uSell, is the trustee. The Series A shares: (i) convert into 100,000 shares of uSell’s common stock. Additionally, we issued GRQ 146,667 shares of newly designated Series C convertible preferred stock in exchange for 216,667 warrants, which were cancelled. The Series C shares convert into 146,667 shares of the Company’s common stock. See Note (7) to the table above.

On February 14, 2014, in exchange for $300,000, we sold 100,000 shares of common stock to Frost Gamma Investments Trust, a 5% beneficial owner of uSell. On the same date, in exchange for $300,000, we sold 100,000 shares of common stock to Gerald Unterman, a 5% beneficial owner. The investments were made on terms identical to the terms provided to other investors in the February 2014 common stock offering.

In accordance with a Commission Agreement, Digital Connect Solutions, Inc. which we refer to as DCS, an entity controlled by Scott Frohman, a former director, received a 25% commission on the gross profits generated by us from traffic generated by DCS. We paid DCS $29,691 in 2013 and $3,622 in 2014. The Commission Agreement was terminated in January 2014.

In April 2014, we entered into agreements with Michael Brauser, our then Chairman of the Board, and Douglas Feirstein, our then director, where they agreed within 90 days to exercise 216,666 and 33,333 warrants, respectively, exercisable at $3.00 per share, with one-half exercised for cash and the other half exchanged for restricted stock units. Upon exercise in July 2014, Mr. Brauser and Mr. Feirstein paid us $324,999 and $50,000, respectively. The warrants were exercisable at any time through January 2017.

Jennifer Calabrese, our Executive Vice President of Finance and Chief Financial Officer, provides her services through Calabrese Consulting, LLC, a company she controls. Beginning in April 2014, we began paying this company $50,000 per year.

In November 2014, uSell entered into a Consulting Agreement with Sunder Raman, the father of Nik Raman, our Chief Executive Officer. In connection with this agreement, Mr. Raman was issued 35,000 restricted stock units which vest in equal increments every three months over a 36-month period, subject to him providing services on each applicable vesting date.

Item 14.	Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.   All of the services related to audit fees and audit-related fees charged by Marcum, LLP, if any, were pre-approved by the Audit Committee.  The following table shows the fees for the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees (1)	$143,410	$37,500
Audit Related Fees	—	—
All Other Fees	—	—
Total	$143,410	$37,500

(1)	Audit related fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our annual and quarterly financial statements as well as the review of our registration statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.
(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.
(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

uSell.com, Inc.

By:	/s/ Nik Raman
Nik Raman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nik Raman	Principal Executive Officer	March 31, 2015
Nik Raman	and Director

/s/ Jennifer Calabrese	Chief Financial Officer	March 31, 2015
Jennifer Calabrese	(Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)

/s/ Peter Benz	Director	March 31, 2015
Peter Benz

/s/ Daniel Brauser	Director and Executive Chairman	March 31, 2015
Daniel Brauser

/s/ Grant Fitzwilliam	Director	March 31, 2015
Grant Fitzwilliam

/s/ Amitabh Jhawar	Director	March 31, 2015
Amitabh Jhawar

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended				Filed
3.2	Second Amended and Restated Bylaws	S-1	9/21/12	3.16
10.1	Form of 2013 Convertible Note	10-Q	8/14/13	10.1
10.2	Form of Subscription Agreement – 2013 Convertible Note	10-Q	8/14/13	10.2
10.3	Form of Securities Purchase Agreement – February 2014 Common Stock Offering	10-K	3/28/14	10.15
10.4	Shareholders Agreement	10-Q	8/19/09	10.3
10.5	Form of Restricted Stock Unit Agreement				Filed
10.6	Consulting Agreement – Digital Connect	10-Q	4/1/13	10.3
10.7	2008 Equity Incentive Plan, as amended *	10-K	4/1/13	10.11
10.8	Amendment to the 2008 Equity Incentive Plan, as amended*	8-K	11/1/13	10.1
10.9	Form of Placement Agent Agreement	8-K	8/15/14	10.1
10.10	Form of Warrant Certificate	8-K	8/15/14	4.1
10.11	Form of Placement Agent’s Warrant	S-1/A	8/15/14	4.3
10.12	Sunder Raman Consulting Agreement				Filed
21.1	Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

To the Audit Committee of the

Board of Directors and Stockholders

of uSell.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of uSell.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of uSell.com, Inc. and Subsidiaries, as of December 31, 2014 and December 31, 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that uSell.com, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, under existing circumstances, there is substantial doubt about the ability of the Company to continue as a going concern at December 31, 2014. Management’s plans in regard to that matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

As a consequence to the restructuring of the Company’s business model, the Company began recognizing certain revenue transactions on a gross basis which is further disclosed in Note 3 to the consolidated financial statements.

/s/ Marcum LLP

West Palm Beach, FL

March 31, 2015

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2014	2013

Assets
Current Assets:
Cash and cash equivalents	$2,414,757	$489,166
Accounts receivable, net	141,327	184,718
Other receivables	-	29,257
Prepaid expenses and other current assets	99,529	95,808
Total Current Assets	2,655,613	798,949

Property and equipment, net	6,928	7,289
Intangible assets, net	852,093	806,964
Other assets	25,875	34,520

Total Assets	$3,540,509	$1,647,722

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$539,566	$651,296
Accrued expenses	168,093	327,913
Deferred revenue	263,739	87,313
Derivative liability	-	1,001,385
Total Current Liabilities	971,398	2,067,907

Convertible notes payable, net of discount	-	246,128
Total Liabilities	971,398	2,314,035

Stockholders' Equity (Deficit):
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; 100,000 and 0 shares issued and outstanding, respectively. Liquidation preference $300,000 and $0, respectively	10	-
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; 951,250 and 976,250 shares issued and outstanding, respectively. Liquidation preference $951,250 and $976,250, respectively	95	98
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; 146,667 and 0 shares issued and outstanding, respectively.	15	-
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; 103,232 and 0 shares issued and outstanding, respectively	10	-
Common stock; $0.0001 par value; 650,000,000 shares authorized; 7,572,703 and 4,973,073 shares issued, respectively, and 7,533,817 and 4,907,462 shares outstanding, respectively	753	490
Additional paid in capital	54,610,843	44,087,232
Accumulated deficit	(52,042,615)	(44,754,133)
Total Stockholders' Equity (Deficit)	2,569,111	(666,313)

Total Liabilities and Stockholders' Equity (Deficit)	$3,540,509	$1,647,722

See accompanying notes to Consolidated Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013
Revenue	$6,665,429	$5,371,381

Costs and Expenses
Cost of revenue	1,921,175	416,233
Sales and marketing expenses	5,811,873	4,729,552
General and administrative expenses	4,659,710	4,480,070
Total operating expenses	12,392,758	9,625,855
Loss from Operations	(5,727,329)	(4,254,474)

Other (Expense) Income:
Interest income	2,527	1,808
Interest expense	(891,596)	(334,678)
Gain on settlements of accounts payable	9,038	188,709
Derivative expense - convertible notes payable	-	(61,495)
Change in fair value of derivative liability - embedded conversion feature of Convertible Series A preferred stock	-	47,876
Change in fair value of derivative liability - convertible notes payable	(681,122)	149,398
Total Other (Expense) Income, Net	(1,561,153)	(8,382)
Net Loss	$(7,288,482)	$(4,262,856)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(1.15)	$(0.95)

Weighted average number of common shares outstanding during the period - basic and diluted	6,331,377	4,508,215

See accompanying notes to Consolidated Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2014 and 2013

	Series A Preferred Stock, $0.0001 Par Value		Series B Preferred Stock, $0.0001 Par Value		Series C Preferred Stock, $0.0001 Par Value		Series D Preferred Stock, $0.0001 Par Value		Series E Preferred Stock, $0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	177,906	$18	2,076,250	$208	-	$-	350,000	$35	-	$-

Conversion of Series A Preferred Stock to Common Stock	(177,906)	(18)	-	-	-	-	-	-	-	-
Conversion of Series B Preferred Stock to Common Stock	-	-	(1,100,000)	(110)	-	-	-	-	-	-
Conversion of Series D Preferred Stock to Common Stock	-	-	-	-	-	-	(350,000)	(35)	-	-
Reclassification of Derivative Liability upon Conversion of Series A Preferred Stock to Common Stock	-	-	-	-	-	-	-	-	-	-
Reclassification of Derivative Liability upon Conversion of Convertible Notes to Common Stock	-	-	-	-	-	-	-	-	-	-
Cashless exercise of warrants	-	-	-	-	-	-	-	-	-	-
Conversion of Convertible Notes and Accrued Interest to Common Stock	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

Balance, December 31, 2013	-	$-	976,250	$98	-	$-	-	$-	-	$-

Proceeds from the Sale of Series A Preferred Stock	100,000	10	-	-	-	-	-	-	-	-
Issuance of Series C Preferred Stock in exchange for warrants	-	-	-	-	146,667	15	-	-	-	-
Conversion of Series B Preferred Stock to Common Stock	-	-	(25,000)	(3)	-	-	-	-	-	-
Conversion of Convertible Notes and Accrued Interest to Common Stock	-	-	-	-	-	-	-	-	-	-
Conversion of Convertible Notes and Accrued Interest to Series E Preferred Stock	-	-	-	-	-	-	-	-	103,232	10
Proceeds from the exercise of warrants	-	-	-	-	-	-			-	-
Reclassification of Derivative Liability upon Conversion of Convertible Notes to Common Stock and Series E Preferred Stock	-	-	-	-	-	-	-	-	-	-
Proceeds from the Sale of Common Stock, net of Offering Costs	-	-	-	-	-	-	-	-	-	-
Contributed capital resulting from forgiveness of previously recorded accrued expenses	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

Balance, December 31, 2014	100,000	$10	951,250	$95	146,667	$15	-	$-	103,232	$10

See accompanying notes to Consolidated Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2014 and 2013

(Continued)

	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2012	3,143,082	$314	$41,660,361	$(40,491,277)	$1,169,659

Conversion of Series A Preferred Stock to Common Stock	59,302	6	12	-	-
Conversion of Series B Preferred Stock to Common Stock	69,864	7	103	-	-
Conversion of Series D Preferred Stock to Common Stock	1,166,667	117	(82)	-	-
Reclassification of Derivative Liability upon Conversion of Series A Preferred Stock to Common Stock	-	-	105,900	-	105,900
Reclassification of Derivative Liability upon Conversion of Convertible Notes to Common Stock	-	-	93,568	-	93,568
Cashless exercise of warrants	31,579	3	(3)	-	-
Conversion of Convertible Notes and Accrued Interest to Common Stock	33,514	3	100,538	-	100,541
Stock based compensation	403,454	40	2,126,835	-	2,126,875
Net loss	-	-	-	(4,262,856)	(4,262,856)

Balance, December 31, 2013	4,907,462	$490	$44,087,232	$(44,754,133)	$(666,313)

Proceeds from the Sale of Series A Preferred Stock	-	-	299,990	-	300,000
Issuance of Series C Preferred Stock in exchange for warrants		-	(15)	-	-
Conversion of Series B Preferred Stock to Common Stock	1,587	-	3	-	-
Conversion of Convertible Notes and Accrued Interest to Common Stock	280,427	28	841,266	-	841,294
Conversion of Convertible Notes and Accrued Interest to Series E Preferred Stock	-	-	309,688	-	309,698
Proceeds from the exercise of warrants	129,166	13	387,487	-	387,500
Reclassification of Derivative Liability upon Conversion of Convertible Notes to Common Stock and Series E Preferred Stock	-	-	1,682,507	-	1,682,507
Proceeds from the Sale of Common Stock, net of Offering Costs	2,141,666	214	5,383,099	-	5,383,313
Contributed capital resulting from forgiveness of previously recorded accrued expenses	-	-	121,568	-	121,568
Stock based compensation	73,509	8	1,498,018	-	1,498,026
Net loss	-	-	-	(7,288,482)	(7,288,482)

Balance, December 31, 2014	7,533,817	$753	$54,610,843	$(52,042,615)	$2,569,111

See accompanying notes to Consolidated Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,288,482)	$(4,262,856)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	615,907	362,993
Provision for (Recovery of) bad debt	20,148	(67,432)
Stock based compensation expense	1,492,341	2,147,763
Amortization of debt issue costs into interest expense	8,645	2,325
Amortization of debt discount into interest expense	873,872	308,984
Lease termination expense	-	9,000
Gain on settlement of accounts payable	(9,038)	(188,709)
Derivative expense pertaining to convertible notes payable	-	61,495
Change in fair value of derivative liability - embedded conversion feature of convertible Series A preferred stock issuance	-	(47,876)
Change in fair value of derivative liability - convertible notes payable	681,122	(149,398)
Changes in operating assets and liabilities:
Accounts receivable	32,078	(33,838)
Other receivables	20,422	42,045
Prepaid and other current assets	1,966	(27,991)
Accounts payable	(102,692)	205,922
Accrued expenses	(7,262)	(225,295)
Deferred revenues	176,426	85,004
Net Cash and Cash Equivalents Used In Operating Activities	(3,484,547)	(1,777,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(656,506)	(540,942)
Cash paid to purchase property and equipment	(4,169)	(5,645)
Net Cash and Cash Equivalents Used In Investing Activities	(660,675)	(546,587)

See accompanying notes to Consolidated Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	6,424,999	-
Proceeds from sale of convertible Series A preferred stock	300,000	-
Proceeds from exercise of warrants	387,500	-
Proceeds from convertible notes payable	-	1,220,000
Cash paid for debt issue costs	-	(10,970)
Cash paid for direct offering costs	(1,041,686)	-
Net Cash and Cash Equivalents Provided By Financing Activities	6,070,813	1,209,030

Net Increase (Decrease) in Cash and Cash Equivalents	1,925,591	(1,115,421)
Cash and Cash Equivalents - Beginning of Period	489,166	1,604,587

Cash and Cash Equivalents - End of Period	$2,414,757	$489,166

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$1,682,507	$93,568
Conversion of Convertible Notes Payable and accrued interest to common stock	$841,294	$100,541
Conversion of Convertible Notes Payable and accrued interest to Series E preferred stock	$309,698	$-
Common stock issued for services	$51,695	$35,100
Contributed capital resulting from forgiveness of previously recorded accrued expenses	$121,568	$-
Derivative liability reclassified to Additional Paid in Capital upon conversion of Series A preferred stock	$-	$105,900
Debt discount recorded on convertible notes payable	$-	$1,182,856
Cashless exercise of warrants	$-	$3
Issuance of Series C preferred stock in exchange for warrants	$15	$-
Conversion of Series A preferred stock into common stock	$-	$18
Conversion of Series B preferred stock into common stock	$3	$110
Conversion of Series D preferred stock into common stock	$-	$35

See accompanying notes to Consolidated Financial Statements.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 – Organization and Business

uSell.com, Inc., through its wholly-owned subsidiaries (collectively, “uSell” or “Company”), is a technology based company focused on creating an online marketplace where sellers can sell small consumer electronics to professional buyers using an ecommerce website-based platform. Through participation in the uSell marketplace, buyers can acquire high volumes of inventory in a cost effective manner, while minimizing the investment and risk associated with creating and running their own branded advertising campaigns.

The Company utilizes consumer oriented advertising efforts, such as direct response television commercials, and various forms of Internet advertising to attract sellers to its website. The Company facilitates transactions by developing technology and logistics systems that seamlessly move product from sellers’ homes to buyers’ warehouses. The Company also provides its buyers with value added services, such as shipping kit fulfillments, check processing and analytics.

Reverse Stock Split

On January 21, 2014, the Company effected a 1-for-15 reverse stock split of its common stock (“Reverse Split”). As a result of the Reverse Split, every fifteen shares of common stock was combined into one share of common stock. Immediately after the January 21, 2014 effective date, the Company had 4,907,462 shares of common stock outstanding. All share and per share amounts have been retroactively restated to reflect the Reverse Split. The authorized number of shares of common stock and the par value remained the same. The Reverse Split did not affect the shares of preferred stock outstanding, however it did affect the number of common stock shares issuable to holders upon conversion.

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of approximately $7,288,000 and net cash and cash equivalents used in operations of approximately $3,485,000 for the year ended December 31, 2014. The Company has an accumulated deficit of approximately $52,043,000 at December 31, 2014. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on management's plans, which include the implementation in March 2015 of cost cutting measures, including a reduction in headcount and a decrease in our marketing and advertising spend. Additionally the Company is exploring a number of options to provide working capital including strategic partnerships and seeking equity or debt financings. Management cannot be sure that the Company will consummate a transaction or financing that will enable the Company to meet its working capital needs. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from these estimates.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents generally consist of money market accounts.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Accounts Receivable and Other Receivables

Accounts receivable and other receivables represent obligations from the Company’s customers. The Company periodically evaluates the collectability of its accounts receivable and other receivables and considers the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. The allowance for doubtful accounts was $9,642 and $3,500 at December 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment represent costs associated with leasehold improvements, software, and computer and office equipment. Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets.

Intangible Assets

The Company’s intangible assets pertain to capitalized software costs and its website domain address. The Company capitalizes costs related to software developed or obtained for internal use when management commits to funding the project, the project completes the preliminary project stage and the software will be used to perform the function intended. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

The Company periodically reviews the carrying values of its long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and records an impairment charge when considered necessary. When circumstances indicate that an impairment of value may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less that the carrying amount of the asset, an impairment loss, measured as the excess of the carrying amount of the asset over its estimated fair value, is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

Convertible Instruments

The Company reviews all of its convertible instruments for the existence of an embedded conversion feature which may require bifurcation, if certain criteria are met. These criteria include circumstances in which:

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

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

A bifurcated derivative financial instrument may be required to be recorded at fair value and adjusted to market at each reporting period end date. In addition, the Company may be required to classify certain stock equivalents issued in connection with the underlying debt instrument as derivative liabilities.

For convertible instruments that the Company has determined should not be bifurcated from their host instruments, the Company records discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. Also when necessary, the Company records deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the financing transaction and the effective conversion price embedded in the preferred shares.

Finally, if necessary, the Company will determine the existence of liquidated damage provisions. Liquidated damage provisions are not marked to market, but evaluated based upon the probability that a related liability should be recorded.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and classifies them on the consolidated balance sheet as:

a)	Equity if they (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), or
b)	Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Seller Electronics Referrals

Sellers responding to the Company’s advertising campaigns go to uSell’s website where they can search for the items they wish to sell using a streamlined point and click interface. Once they have identified their device, they are asked a single question to describe the condition of the device. At this point, they are presented with the “best match,” or uSell’s recommended offer from one of its buyers. The Company offers this recommendation based on both the price offered by the buyer relative to other buyers and the quality of ratings of the buyer relative to other buyers. The seller may choose to view a larger list of offers from all buyers interested in purchasing their device. During 2013, and into 2014, the Company earned up front “lead fees” from buyers when sellers accepted offers on its website and filled out a form to request a free shipping kit. This fee was received regardless of whether the sellers ultimately sent in their devices to the buyers. The Company recognized revenue upon online acceptance of the buyer’s offer by the seller. The Company records payments received from buyers in advance of offer acceptance as deferred revenue at the time payment is received.

During 2013, the Company’s buyers paid fees based on the demand for the individual item which the seller was seeking to sell. Fees were not based on the value of the item sold. For instance, an iPhone might have had a higher fee than an Android, even if that particular Android had a higher offer price to the seller.

Beginning in February 2014, the Company started a transition of its business model, which was phased in over the subsequent six weeks. Under the new model, buyers pay uSell a commission only when they pay the seller for a received device and the Company recognizes revenue upon payment to the seller.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

As a further development to the Company’s business model, in October 2014, the Company launched its “Managed by uSell” service, whereby the Company partnered with a third party logistics company to inspect, wipe and process devices before passing them along to buyers. Under this new model, title to a device passes to uSell upon issuance of payment to the seller, which is generally within one to two days from the receipt of the device at the third party warehouse. Title to a device is then transferred to the buyer upon shipment to the buyer. As a result, starting in October 2014, the Company began recognizing the full value of the processed devices in both revenues and cost of revenues.

Fulfillment Revenue

The Company offers fulfillment services on behalf of its buyers for the items sold by sellers. The Company acts as the agent in these transactions, passing orders booked by its buyers to its vendors, who then assemble the kits and mail them directly to the sellers. The Company earns a standard fee from its buyers and recognizes revenue upon shipment of the kits to the sellers. The Company evaluated the presentation of revenue on a gross versus net basis and determined that since the Company performs as an agent without assuming the risks and rewards of ownership of the goods, revenue should be reported on a net basis.

Advertising Revenue

Advertising revenues primarily come from payments for text-based sponsored links and display advertisements. Generally, the Company’s advertisers pay the Company on a cost per click, or CPC basis, which means advertisers pay only when someone clicks on one of their advertisements, or on a cost per thousand impression basis, or CPM. Paying on a CPM basis means that advertisers pay the Company based on the number of times their advertisements appear on the Company’s websites or mobile applications. Advertising revenue is recognized as income when the advertising services are rendered.

Cost of Revenue

Cost of revenue consists primarily of costs to maintain its website, including amortization expense on its technology platform software. Beginning in October 2014, cost of revenue pertaining to the sale of devices to buyers includes the cost of acquiring the device, as well as any other direct costs and expenses required to inspect and process the devices internally before shipping them to the buyers.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $5,498,000 and $4,461,000 for the years ended December 31, 2014 and 2013, respectively.

Share-Based Payment Arrangements

The Company accounts for stock options in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation.” ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and is estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense in the accompanying consolidated statements of operations.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2014.

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

The computation of basic and diluted loss per share for the years ended December 31, 2014 and 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Years Ended December 31,
	2014	2013
Convertible Notes Payable		373,333
Convertible Series A Preferred Stock	100,000	-
Convertible Series B Preferred Stock	60,415	62,002
Convertible Series C Preferred Stock	146,667	-
Convertible Series E Preferred Stock	103,232	-
Unvested Restricted Stock	48,886	65,610
Unvested Restricted Stock Units	509,666	183,331
Stock Warrants	802,520	476,270
Stock Options	604,625	557,413
	2,376,011	1,717,959

Legal Proceedings

From time to time, The Company is a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, the Company is not aware of any proceeding, threatened or pending, against the Company which, if determined adversely, would have a material effect on its business, results of operations, cash flows or financial position.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Customer Concentrations

The following table shows significant concentrations in the Company’s revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Year Ended
	December 31,
	2014	2013
Buyer A	15%	8%
Buyer B	7%	18%
Buyer C	6%	25%

	Percentage of Accounts Receivable at
	December 31,
	2014	2013
Buyer AA	24%	35%
Buyer BB	3%	14%
Buyer CC	-%	17%

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

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the consolidated financial statements were issued are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Note 4 – Fair Value

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of the Company’s assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following are the major categories of liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	At December 31,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
Level 1
None	$-	$-	$-	$-
Level 2
None	-	-	-	-
Level 3
Derivative liability	-	-	-	1,001,385
	$-	$-	$-	$1,001,385

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The following table reflects the change in fair value of the Company’s derivative liabilities for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014		2013
	Assets	Liabilities	Assets	Liabilities

Balance at beginning of period	$-	$1,001,385	$-	$153,776
Change in value of derivative liability - Series A preferred stock	-	-	-	(47,876)
Reclassification of price protection feature to additional paid in capital - Series A preferred stock	-	-	-	(105,900)
Derivative liability arising from issuance of convertible notes payable	-	-	-	1,244,351
Change in value of derivative liability - convertible notes	-	681,122	-	(149,398)
Reclassification of price protection feature to additional paid in capital - converted notes	-	(1,682,507)	-	(93,568)
Balance at end of period	$-	$-	$-	$1,001,385

The Company has determined the estimated fair value amounts using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has based these fair value estimates on pertinent information available as of the respective balance sheet dates and has determined that, as of such dates, the carrying value of all financial instruments approximates fair value.

Note 5 – Property and Equipment

Property and equipment consists of the following at December 31, 2014 and 2013:

			Estimated
	2014	2013	Useful Life
Hardware and Software	$14,216	$14,721	3 years
Furniture and Fixtures	5,645	5,645	3 years
	19,861	20,366
Less: Accumulated Depreciation	(12,933)	(13,077)
Property and Equipment, Net	$6,928	$7,289

Depreciation expense on property and equipment amounted to $4,530 and $4,862 for the years ended December 31, 2014 and 2013, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following:

	Capitalized Software	Website Domain	Total
Gross value at December 31, 2014	$1,974,482	$67,752	$2,042,234
Accumulated amortization at December 31, 2014	(1,122,389)	(67,752)	(1,190,141)
Net value at December 31, 2014	$852,093	$-	$852,093

Gross value at December 31, 2013	$1,317,976	$67,752	$1,385,728
Accumulated amortization at December 31, 2013	(511,012)	(67,752)	(578,764)
Net value at December 31, 2013	$806,964	$-	$806,964

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Intangible assets are amortized on a straight-line basis over their estimated useful lives of two to three years. Amortization expense amounted to $611,377 and $358,131 for the years ended December 31, 2014 and 2013, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2015	$470,110
2016	261,281
2017	120,702
$852,093

Note 7 – Convertible Notes

During the year ended December 31, 2013, the Company borrowed $1,220,000 and issued convertible notes payable (the “Convertible Notes”) which the Company used for working capital purposes. The Convertible Notes were convertible at $3.00 per share, after giving effect to the Reverse Split, due two years from the date of the investment and bore interest of 5% per annum payable in common stock upon maturity or conversion. The Convertible Notes automatically converted if the Company consummated (i) a financing of at least $1 million in which it issued common stock or common stock equivalents for a price greater than $3.75 per share or (ii) a change of control transaction whereby a majority of the Company’s outstanding voting stock was sold or there was a sale of substantially all of the Company’s assets, or (iii) the closing price of the Company’s common stock was more than $4.50 for 10 consecutive trading days. Additionally, investors had price protection on future non-exempted issuances at a price lower than $3.00 per share of common stock or common stock equivalent.

At the time of the issuances, the Company determined that the price protection feature on the Convertible Notes constituted a derivative liability and estimated the fair value of such liability to be $1,244,351 using the Black-Scholes option pricing model. The Company recorded the fair value of the liability of $1,244,351 as a derivative liability since the price protection feature of the Convertible Notes represented a variable conversion feature. Of this amount, the Company recorded $1,182,856 as a discount to the Convertible Notes and $61,495 as derivative expense.

During the year ended December 31, 2013, the Company issued 33,514 shares of its common stock in connection with the conversion of $100,000 of Convertible Notes, along with accrued interest of $541.

In February 2014, holders of $820,000 Convertible Notes converted their principal, plus accrued interest of $21,294, into 280,427 shares of common stock. In addition, in February 2014, a holder of a $300,000 Convertible Note converted his note, plus accrued interest of $9,698, into 103,232 shares of newly designated Series E Preferred Stock (see Note 9). On the date of conversion, the Company determined the fair value of the derivative liability to be $1,682,507 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.22%
Expected dividend yield	0.0%
Expected volatility	239.41%
%Expected term	1.35 - 1.77 years

The Company recorded an expense of $681,122 during the year ended December 31, 2014, representing the net change in the fair value of the derivative liability pertaining to the Convertible Notes through the date of conversion and, as the derivative liability was eliminated upon conversion, recorded $1,682,507 as additional paid in capital.

The Company evaluated the conversion of the $300,000 Convertible Note into the Series E Preferred Stock using the applicable guidance in ASC 470-20, “Debt with Conversion and Other Options,” whereby if a convertible instrument is converted to equity securities of the debtor pursuant to an inducement offer, the debtor shall recognize an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. No gain or loss was recognized by the Company upon the conversion of the Convertible Notes into the Series E Preferred Stock since the fair value of the securities transferred was determined to be equal to the fair value of the securities issuable pursuant to the original conversion terms.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The discount of $1,182,856 was being accreted to non-cash interest expense over the contractual term of the Convertible Notes. During the years ended December 31, 2014 and 2013, accretion of the discount amounted to $873,872 and $308,984, respectively. Contractual interest expense on the Convertible Notes amounted to $8,745 and $22,788 for the years ended December 31, 2014 and 2013, respectively.

The Company incurred fees associated with the closing of the Convertible Notes of $10,970. These amounts were recorded as other assets and were being amortized to interest expense over the contractual term of the Convertible Notes. During the years ended December 31, 2014 and 2013, accretion of the fees amounted to $8,645 and $2,325, respectively.

At December 31, 2014, all Convertible Notes have been converted and, as such, no balances remain outstanding.

Note 8 – Commitments and Contingencies

The Company leases space for operations, sales, customer support and corporate purposes under a lease agreement that expires in August 2015. The lease contains provisions requiring the Company to pay maintenance, property taxes and insurance. For the years ended December 31, 2014 and 2013, the aggregate rent expense was approximately $81,000 and $95,000, respectively. Future minimum commitments are $51,750 for the year ended December 31, 2015.

Note 9 – Preferred Stock

Convertible Series A Preferred Stock

As of December 31, 2014, the Company has 100,000 shares of Convertible Series A Preferred Stock, with a par value of $0.0001 per share (“Series A”), outstanding. The Series A has:

a)	Seniority and a liquidation preference over all classes of common stock, but is subordinate to the Company’s Convertible Series B Preferred Stock;
b)	Voting rights and powers equal to the voting rights and powers of the Company’s common stock. Each share of Series A is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;
c)	A stated liquidation value of $3.00 per share;
d)	No stated dividends; and
e)	An option by the holder to convert each share into common shares at a rate of one share of common for each share of Series A.

On January 27, 2014, the Company sold 100,000 shares of Series A for proceeds of $300,000.

Convertible Series B Preferred Stock

As of December 31, 2014, the Company has 951,250 shares of Convertible Series B Preferred Stock, with a par value of $0.0001 per share, (“Series B”) outstanding. The Series B has:

(a)	Seniority to all classes of common and preferred stock existing or issued in the future;
(b)	Voting rights and powers equal to the voting rights and powers of the Company’s common stock. Each share of Series B is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;
(c)	A stated liquidation value of $1.00 per share, and a liquidation preference of the greater of $1.00 per share, or the amount that would be due if all Series B shares had been converted to common stock immediately prior to the liquidation event;
(d)	No stated dividends;
(e)	An option by the holder to convert each share into common shares at a rate of 0.0635 shares of common for each share of Series B.

On February 4, 2014, a holder of 25,000 shares of the Company’s 2010 Series B PS converted his shares into 1,587 shares of common stock.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Convertible Series C Preferred Stock

On January 24, 2014, the Company’s Board of Directors authorized the issuance of up to 146,667 shares of Convertible Series C Preferred Stock (“Series C”), with a par value of $0.0001 per share. The Series C has:

a)	Voting rights and powers equal to the voting rights and powers of the Company’s common stock. Each share of Series C is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;
b)	No stated dividends; and
c)	An option by the holder to convert each share into common shares at a rate of one share of common for each share of Series C.

On January 27, 2014, the Company issued 146,667 shares of Series C in exchange for 216,667 warrants, which were cancelled.

As of December 31, 2014, there are 146,667 shares of Series C outstanding.

Series E Preferred Stock

On March 3, 2014, the Company’s Board of Directors authorized the issuance of up to 103,232 shares of Convertible Series E Preferred Stock (“Series E”), with a par value of $0.0001 per share. The Series E has:

a)	Voting rights and powers equal to the voting rights and powers of the Company’s common stock. Each share of Series E is entitled to the number of votes that the holder would be entitled to upon the conversion of the shares into common stock;
b)	No stated dividends; and
c)	An option by the holder to convert each share into common shares at a rate of one share of common for each share of Series E.

In February 2014, the Company issued 103,232 shares of Series E upon the conversion of a $300,000 Convertible Note, plus accrued interest of $9,698.

As of December 31, 2014, there are 103,232 shares of Series E outstanding.

Note 10 - Public Offering

On August 15, 2014, the Company sold an aggregate of 1,550,000 units at $3.00 per unit (“Units”) for gross proceeds of $4,650,000. Each Unit consisted of one share of the Company’s common stock and one-half warrant. Each warrant is exercisable for five years and entitles the holder to purchase one share of common stock at an exercise price of $3.20 per share. The Company estimated the fair value of the warrant to be $1,204,759, using the Black-Scholes option pricing model. The fair value of the warrant was estimated as of the date of issuance using the following assumptions: (1) expected volatility of 60.7%, (2) risk-free interest rate of 1.55% and (3) expected life of five years. The Company accounted for the fair value of the warrant as a cost of the offering resulting in a charge directly to stockholders’ equity. Dawson James Securities, Inc. (“Dawson James”), the Company’s placement agent for the offering, received a commission of $559,900. In addition, the Company sold Dawson James, for $100, an option to purchase up to a total of 93,000 Units, exercisable for five years at $3.75 per Unit (or an aggregate exercise price of $348,750). The Company estimated the fair value of the unit purchase option to be $133,355, using the Black-Scholes option pricing model. The fair value of the unit purchase option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 60.7%, (2) risk-free interest rate of 1.55% and (3) expected life of five years. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as a cost of the offering resulting in a charge directly to stockholders’ equity. Net proceeds, after the payment of commissions and legal and other expenses of $946,136, amounted to $3,703,864.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 11 - Common Stock

In February and March 2014, the Company sold an aggregate of 591,666 shares of its common stock, par value $0.0001, in a private placement offering for gross proceeds of $1,774,999. Palladium Capital Advisors, LLC (“Palladium”) acted as the Company’s placement agent for the offering, received a commission of $75,000 and was issued 22,083 five-year warrants exercisable at $3.00 per share. The Company estimated that the fair value of warrant was $62,241 using the Black-Scholes option pricing model. The fair value of the warrant granted to Palladium was estimated as of the date of grant using the following assumptions: (1) expected volatility of 58.9%, (2) risk-free interest rate of 1.53% and (3) expected life of five years. The Company accounted for the fair value of the warrant as a cost of the private placement offering resulting in a charge directly to stockholders’ equity. Net proceeds, after the payment of commissions and legal and other expenses of $95,550, amounted to $1,679,449.

Shares Granted to Directors, Consultants and Employees

In February 2013, the Company granted 233,333 fully vested shares of common stock, having a fair value of $437,500 based on the quoted closing trading price of the Company’s common stock as of the grant date, to its former Chief Executive Officer. The Company recorded $437,500 as compensation expense pertaining to this grant during the year ended December 31, 2013.

In June 2013, the Company granted 1,333 fully-vested shares of common stock, having a fair value of $4,000 based on the quoted closing trading price of the Company’s common stock as of the grant date, to a third party consultant for services provided. The Company recorded $4,000 as professional fees expense pertaining to this grant during the year ended December 31, 2013.

On January 27, 2014, the Company entered into a six month joint marketing agreement with a third party consultant. Pursuant to the terms of the agreement, the Company was required to pay a cash fee of $40,000 for the first month of service, $30,000 for the second and third month and $10,000 per month thereafter. Additionally, the Company issued the consultant 30,000 fully vested shares of common stock, having a fair value of $123,744, based on the quoted closing trading price of the Company’s common stock as of the grant date. The Company recorded $123,744 as compensation expense pertaining to this grant during the year ended December 31, 2014.

On January 30, 2014, the Company granted 2,000 fully-vested shares of common stock, having a fair value of $6,056, based on the based on the value of services provided, to an advisor for services provided. The Company recorded $6,056 as professional fees expense pertaining to this grant during the year ended December 31, 2014.

On April 10, 2014, the Company entered into agreements with Michael Brauser, former Chairman of the Board of Directors of the Company, and Doug Feirstein, a former director of the Company, through which each agreed within 90 days to prematurely exercise 216,666 warrants and 33,333 warrants, respectively, exercisable at $3.00 per share (after giving effect to the reverse stock split), with one-half exercised for cash and the other half exchanged for restricted stock units (“RSUs”). Mr. Brauser exercised and exchanged his warrants in July 2014 by paying $324,999 of cash and receiving 108,333 shares of common stock and 108,333 fully vested RSUs to be delivered on July 18, 2019. Mr. Feirstein exercised and exchanged his warrants in July 2014 by paying $50,000 of cash and receiving 16,667 shares of common stock and 16,666 fully vested RSUs to be delivered on July 18, 2019.

Note 12 - Stock-Based Compensation

Stock Option Grants

On November 21, 2014 and October 30, 2013, the Company amended its 2008 Equity Incentive Plan (the “Plan”) to increase the number of authorized shares of common stock under the Plan by 300,000 and 250,000 shares, respectively. The Company is now authorized to issue 584,296 shares under the Plan. The Plan is administered by the board of directors. Under the Plan, the board of directors is authorized to grant awards to employees, consultants and any other persons to whom the Plan is applicable and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The Plan provides for the issuance of both incentive stock options (“ISO’s”) and non-qualified stock options (“NQO’s”). ISO’s can only be granted to employees and NQO’s can be granted to directors, officers, employees, consultants, independent contractors and advisors. As of December 31, 2014, there were 263,918 shares of common stock available for issuance under the Plan.

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. The Company utilizes the simplified method to determine the expected life of its options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During 2013, the Company granted 144,333 stock options to employees for future services. These options had a fair value of $384,387 using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	0.54% - 1.37%
Expected dividends	0%
Expected volatility	204.36% - 219.25%
Expected term	5 years

The options are exercisable at exercise prices ranging from $3.00 to $4.50 per share over a five-year term and vest over four years. The Company recorded $80,411 and $35,490 during the years ended December 31, 2014 and 2013, respectively, as compensation expense pertaining to this grant.

During the year ended December 31, 2014, the Company granted 128,332 stock options to employees for future services. These options had a fair value of $184,423, using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	1.19% - 1.43%
Expected dividends	0%
Expected volatility	56.89% - 60.87%
Expected term	3.75 – 4.00 years

The options are exercisable at exercise prices ranging from $2.69 to $5.15 per share over a five-year term and vest over four years. The Company recorded $27,152 during the year ended December 31, 2014 as compensation expense pertaining to these grants.

Including prior period grants and the above grants, the Company recorded non-cash compensation expense of $521,953 and $1,342,525 during the years ended December 31, 2014 and 2013, respectively, pertaining to stock option grants.

The weighted-average grant date fair value of options granted during the years ended December 31, 2014 and 2013 was $1.44 and $2.66, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2014 amounts to $642,062 and is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	557,413	$4.98	4.0	$5,250
Granted	128,332	3.41
Exercised	-	-
Forfeited or Canceled	(81,120)	4.36
Outstanding - December 31, 2014	604,625	$4.73	3.3	$-

Exercisable - December 31, 2014	348,770	$5.90	3.2	$-

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The following table summarizes the Company’s stock option activity for non-vested options for the year ended December 31, 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	237,040	$4.45
Granted	128,332	1.44
Vested	(98,558)	(5.45)
Forfeited or Canceled	(10,959)	(4.36)
Balance at December 31, 2014	255,855	$2.65

Warrants

The following summarizes the Company’s warrant activity for the year ended December 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	476,269	3.02	3.1	$-
Granted	797,083	3.19
Exercised	(254,165)	(3.00)
Forfeited or Canceled	(216,667)	(3.00)
Outstanding – December 31, 2014	802,520	$3.21	4.6	$-

Exercisable – December 31 2014	802,520	$3.21	4.6	$-

During the year ended December 31, 2014, a holder exercised 4,166 warrants for proceeds of $12,500.

As discussed in Note 11, in February 2014, in connection with the private placement offering of the Company’s common stock, the Company issued Palladium five-year warrants to purchase up to an aggregate of 22,083 shares of its common stock at an exercise price of $3.00 per share.

As discussed in Note 11, in July 2014, the Company’s former Chairman exercised and exchanged 216,666 warrants for 108,333 RSUs and 108,333 shares of the Company’s common stock. In addition, a former director of the Company exercised and exchanged 33,333 warrants for 16,666 RSUs and 16,667 shares of the Company’s common stock.

As discussed in Note 10, in August 2014, in connection with the Company’s public offering of Units, the Company issued five-years warrants to purchase up to an aggregate of 775,000 shares of its commons stock at an exercise price of $3.20 per share.

As discussed in Note 9, the Company issued 146,667 shares of Series C in exchange for 216,667 warrants, which were cancelled.

There was no expense pertaining to warrants recorded during the years ended December 31, 2014 and 2013.

Restricted Stock Awards

On December 21, 2012, the Company granted 400,000 shares of restricted common shares to its former Chief Executive Officer. Of these shares, 33,333 were fully vested on the date of grant and the remaining shares were scheduled to vest in equal increments of 16,666 shares over a 22-month period, with the first vesting date being January 10, 2013, subject to continued employment on each applicable vesting date. The aggregate grant date fair value of the award amounted to $720,000, based upon the closing market price on the date of grant, which was to be recognized as compensation expense over the vesting period. The Company recorded $270,000 of compensation expense during the year ended December 31, 2013 with respect to this award. On October 16, 2013, the Company’s former Chief Executive Officer resigned from his position and 216,667 unvested shares were forfeited upon his resignation.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

In June 2013, the Company entered into a one year investor relations agreement with a third party consultant. Pursuant to the terms of the agreement, the Company was required to pay a monthly cash fee of $3,000 and issued 18,000 shares of its common stock, with 4,500 shares vesting on a quarterly basis, beginning on the effective date of June 10, 2013. During the years ended December 31, 2014 and 2013, 4,500 shares and 13,500 shares, having a fair value of $21,195 and $35,100, based on the quoted closing trading price of the Company’s common stock as of the grant date, respectively, vested. These amounts were recorded as a prepaid expense and were amortized over the remaining service term. We recorded $30,757 and $25,538 as professional fees expense pertaining to this grant during the years ended December 31, 2014 and 2013, respectively.

On August 15, 2014, the Company renewed the above investor relations agreement with the third party consultant for an additional one-year term, commencing August 15, 2014. Pursuant to the terms of the agreement, the Company is required to pay a monthly cash fee of $3,000 and issued 20,000 shares of its common stock, with 10,000 shares vesting on August 15, 2014 and 10,000 shares vesting on May 15, 2015. The Company recorded $30,500 as a prepaid expense relating to the 10,000 shares of vested common stock, based on the quoted closing trading price of its common stock as of the grant date. This amount is being amortized over the remaining service term. The Company recorded $15,250 as professional fees expense pertaining to this grant during the year ended December 31, 2014.

On October 18, 2013 the Company granted an aggregate of 66,666 shares of restricted common stock to two of its advisors for future services to be provided. The restricted stock vests quarterly over a three year period with the first vesting date being December 31, 2013, subject to continued service on each applicable vesting date. Additionally, the restricted stock will automatically vest under certain circumstances including in the event of a change of control of the Company. During the years ended December 31, 2014 and 2013, 22,224 shares and 5,556 shares, having a fair value of $72,506 and $16,668, based on the quoted closing trading price of the Company’s common stock as of the grant date, respectively, vested. Accordingly, the Company recorded $72,506 and $16,668 as compensation expense pertaining to the vested portion of this grant during the years ended December 31, 2014 and 2013, respectively.

On October 31, 2013, the Company granted 183,331 RSUs to its directors. The RSUs vest annually over a five year period with the first vesting date being October 31, 2014, subject to continued service on each applicable vesting date. Additionally, the RSUs will automatically vest under certain circumstances including in the event of a change of control of the Company. The RSUs will have no voting rights or dividend rights. The fair value of the common stock at the date of grant is $3.45 per share, based upon the closing market price on the date of grant. The aggregate grant date fair value of the award amounts to $632,500, which will be recognized as compensation expense over the vesting period. During the year ended December 31, 2014, 99,999 RSUs were fully vested upon the resignation of three of the Company’s directors. The Company recorded $390,996 and $21,083 of compensation expense during the years ended December 31, 2014 and 2013, respectively, with respect to this award.

On April 11, 2014, the Company granted 150,000 RSUs each to its Chief Executive Officer and Chief Operating Officer. The RSUs vest annually over a five year period with the first vesting date being April 10, 2015, subject to continued service on each applicable vesting date. Additionally, the RSUs will automatically vest under certain circumstances including in the event of a change of control of the Company. The RSUs will have no voting rights or dividend rights. The fair value of the common stock on the date of grant is $4.80 per share, based upon the closing market price on the date of grant. The aggregate grant date fair value of the award amounts to $1,440,000, which is being recognized as compensation expense over the vesting period. The Company recorded $204,000 of compensation expense during the year ended December 31, 2014 with respect to this award.

On May 15, 2014, the Company granted 5,000 shares of fully vested restricted common stock to its Interim Chief Financial Officer for services previously provided. The fair value of the common stock on the date of grant was $4.55 per share, based upon the quoted closing trading price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounted to $22,750, which was recorded as compensation expense during the year ended December 31, 2014.

Effective May 19, 2014, the Company granted an aggregate of 146,000 RSUs to its independent directors. The RSUs vest annually over a three year period with the first vesting date being May 19, 2015, subject to continued service on each applicable vesting date. Additionally, the RSUs will automatically vest under certain circumstances including in the event of a change of control of the Company. The RSUs will have no voting rights or dividend rights. The fair value of the common stock on the date of grant is $4.55 per share, based upon the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of the award amounts to $664,300, which is being recognized as compensation expense over the vesting period. During the year ended December 31, 2014, 38,000 unvested RSUs were forfeited upon the resignation of one of the Company’s directors. The Company recorded $102,375 of compensation expense during the year ended December 31, 2014 with respect to this award.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

As discussed in Note 11, in July 2014, the Company’s former Chairman exercised and exchanged 216,666 warrants for 108,333 RSUs and 108,333 shares of the Company’s common stock. In addition, a former director of the Company exercised and exchanged 33,333 warrants for 16,666 RSUs and 16,667 shares of the Company’s common stock.

On December 2, 2014, the Company granted an aggregate of 35,000 RSUs to Sunder Raman, the father of our Chief Executive Officer, for future services to be provided as an advisor to the Company. The RSUs vest quarterly over a three year period with the first vesting date being March 2, 2015, subject to continued service on each applicable vesting date. Additionally, the RSUs will automatically vest under certain circumstances including in the event of a change of control of the Company. The RSUs will have no voting rights or dividend rights. The fair value of the common stock on the date of grant is $2.01 per share, based upon the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of the award amounts to $70,350, which is being recognized as compensation expense over the vesting period. The Company recorded $1,954 of compensation expense during the year ended December 31, 2014 with respect to this award.

Including prior period grants and the above grants, the Company recorded non-cash compensation expense of $970,388 and $805,239 during the years ended December 31, 2014 and 2013, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at December 31, 2014 amounts to $1,929,084 and is expected to be recognized over a weighted average period of 3.5 years.

A summary of the restricted stock award activity for the year ended December 31, 2014 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2013	248,941
Granted	662,999
Cancelled	(38,000)
Vested	(315,388)
Unvested Outstanding at December 31, 2014	558,552

Note 13 – Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company established a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The domestic and foreign components of the Company’s consolidated net pre-tax loss from operations for the respective periods are as follows:

	Year ended December 31,
	2014	2013
Domestic loss	$(7,354,000)	$(4,442,000)
Foreign income (loss)	65,000	179,000
Consolidated net loss before income tax expense	$(7,289,000)	$(4,263,000)

The valuation allowance at December 31, 2014 was approximately $13,229,000. The net change in the valuation allowance during the year ended December 31, 2014 was an increase of approximately $2,117,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2014.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The Company has a net operating loss carryforward totaling approximately $26,700,000 at December 31, 2014, expiring through 2034. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The Company is subject to examination by federal and state taxing authorities for the 2011 and subsequent tax years. Temporary differences, which give rise to a net deferred tax asset, are approximately as follows:

Significant deferred tax assets are as follows:

	December 31,
	2014	2013
Current deferred tax assets:
Accrued Expenses	$30,000	$30,000
Allowance for Doubtful Accounts	4,000	1,000
Subtotal current deferred tax asset	34,000	31,000

Non-current deferred tax assets and liabilities:
Intangible Assets	$65,000	$27,000
Fixed Assets	(147,000)	(123,000)
Discount on Convertible Notes	-	(329,000)
Derivative Liability	-	377,000
Stock Options	2,673,000	2,477,000
Net operating loss carryover	10,604,000	8,652,000
Subtotal non-current deferred tax asset	13,195,000	11,081,000

Total deferred tax asset	$13,229,000	$11,112,000
Less: valuation allowance	(13,229,000)	(11,112,000)
Net deferred tax assets	$-	$—

The actual tax expense (benefit) differs from the expected tax expense (benefit) for the years ended December 31, 2014 and 2013 (computed by applying the U.S. Federal Corporate income tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	December 31,
	2014	2013

Expected tax expense (benefit) - federal	$(2,478,000)	$(1,449,000)
Expected tax expense (benefit) - state	(242,000)	(159,000)
Foreign rate differential	(2,000)	(23,000)
Change in fair value of derivative liability - embedded conversion feature	232,000	—
Permanent items	2,000	22,000
True-up	(5,000)	(135,000)
Change in valuation allowance	2,493,000	1,744,000
Actual tax expense	$-	$—

