Form 10-Q
period 2015-03-31
usell.com, Inc.
filed 2015-05-13
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2015
Common Stock, $0.0001 par value per share	7,539,373 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,129,830	$2,414,757
Accounts receivable, net	142,662	141,327
Inventory	158,200	-
Prepaid expenses and other current assets	81,451	99,529
Total Current Assets	1,512,143	2,655,613

Property and equipment, net	5,535	6,928
Intangible assets, net	861,193	852,093
Other assets	25,875	25,875

Total Assets	$2,404,746	$3,540,509

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$258,525	$539,566
Accrued expenses	520,845	168,093
Deferred revenue	289,818	263,739
Total Liabilities	1,069,188	971,398

Stockholders' Equity:
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; 100,000 shares issued and outstanding. Liquidation preference $300,000	10	10
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; 951,250 shares issued and outstanding. Liquidation preference $951,250	95	95
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; 146,667 shares issued and outstanding.	15	15
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; 103,232 shares issued and outstanding	10	10
Common stock; $0.0001 par value; 43,333,333 shares authorized; 7,572,703 shares issued and 7,539,373 and 7,533,817 shares outstanding, respectively	754	753
Additional paid in capital	54,847,216	54,610,843
Accumulated deficit	(53,512,542)	(52,042,615)
Total Stockholders' Equity	1,335,558	2,569,111

Total Liabilities and Stockholders' Equity	$2,404,746	$3,540,509

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$2,142,983	$1,005,999

Costs and Expenses
Cost of revenue	1,442,519	143,126
Sales and marketing expenses	1,006,023	1,085,439
General and administrative expenses	1,164,083	1,060,717
Total operating expenses	3,612,625	2,289,282
Loss from Operations	(1,469,642)	(1,283,283)

Other (Expense) Income:
Interest income	532	274
Interest expense	(817)	(891,279)
Gain on settlements of accounts payable	-	9,038
Change in fair value of derivative liability - convertible notes payable	-	(681,122)
Total Other (Expense) Income, Net	(285)	(1,563,089)
Net Loss	$(1,469,927)	$(2,846,372)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.20)	$(0.55)

Weighted average number of common shares outstanding during the period - basic and diluted	7,533,817	5,219,842

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,469,927)	$(2,846,372)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	163,035	122,554
Provision for bad debt	-	8,835
Stock based compensation expense	246,541	316,947
Amortization of debt issue costs into interest expense	-	8,645
Amortization of debt discount into interest expense	-	873,872
Gain on settlement of accounts payable	-	(9,038)
Change in fair value of derivative liability - convertible notes payable	-	681,122
Changes in operating assets and liabilities:
Accounts receivable	(1,335)	67,330
Other receivables	-	20,422
Inventory	(158,200)	-
Prepaid and other current assets	7,911	(33,552)
Accounts payable	(281,041)	(5,189)
Accrued expenses	352,752	40,516
Deferred revenues	26,079	5,041
Net Cash and Cash Equivalents Used In Operating Activities	(1,114,185)	(748,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(170,742)	(143,018)
Net Cash and Cash Equivalents Used In Investing Activities	(170,742)	(143,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,774,999
Proceeds from sale of convertible Series A preferred stock	-	300,000
Cash paid for direct offering costs	-	(90,766)
Net Cash and Cash Equivalents Provided By Financing Activities	-	1,984,233

Net (Decrease) Increase in Cash and Cash Equivalents	(1,284,927)	1,092,348
Cash and Cash Equivalents - Beginning of Period	2,414,757	489,166

Cash and Cash Equivalents - End of Period	$1,129,830	$1,581,514

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$-	$1,682,507
Conversion of Convertible Notes Payable and accrued interest to common stock	$-	$841,294

Conversion of Convertible Notes Payable and accrued interest to Series E preferred stock	$-	$309,698
Common stock issued for services	$-	$21,195
Issuance of Series C preferred stock in exchange for warrants	$-	$15
Conversion of Series B preferred stock into common stock	$-	$3

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 1 - Organization and Business

uSell.com, Inc., through our wholly-owned subsidiaries (collectively, “uSell,” or the “Company”), is a technology based company focused on creating an online marketplace where sellers can sell small consumer electronics to professional buyers using an ecommerce website-based platform. Through participation in the uSell marketplace, buyers can acquire high volumes of inventory in a cost effective manner, while minimizing the investment and risk associated with creating and running their own branded advertising campaigns.

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

Note 2 - Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $1,470,000 and net cash and cash equivalents used in operations of approximately $1,114,000 for the three months ended March 31, 2015. The Company has an accumulated deficit of approximately $53,513,000 at March 31, 2015. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on management's plans, which include the implementation in March 2015 of cost cutting measures, including a reduction in headcount and a decrease in marketing and advertising spend. Additionally the Company is exploring a number of options to provide working capital including strategic partnerships and seeking equity or debt financings. Management cannot be sure that the Company will consummate a transaction or financing that will enable the Company to meet its working capital needs. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications have no effect on the consolidated financial position or on the results of operations or cash flows for the periods presented.

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2014 and 2013. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim results for the three months ended Mach 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2015

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

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. At times, the Company’s cash may be uninsured or exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. The allowance for doubtful accounts was $9,642 at March 31, 2015 and December 31, 2014.

Inventory

Inventory, consisting of products available for sale, is valued at the lower of cost (first in, first-out method) or market.

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

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and classifies them on its balance sheet as:

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

March 31, 2015

(Unaudited)

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

Seller Electronics Referrals

Sellers responding to the Company’s advertising campaigns go to the Company’s website where they can search for the items they wish to sell using a streamlined point and click interface. Once they have identified their device, they are asked a single question to describe the condition of the device. At this point, they are presented with the “best match,” or uSell’s recommended offer from one of its buyers. The Company offers this recommendation based on both the price offered by the buyer relative to other buyers and the quality of ratings of the buyer relative to other buyers. The seller may choose to view a larger list of offers from all buyers interested in purchasing their device. Prior to February 2014, the Company earned up front “lead fees” from buyers when sellers accepted offers on its website and filled out a form to request a free shipping kit. This fee was received regardless of whether the sellers ultimately sent in their devices to the buyers. The Company recognized revenue upon online acceptance of the buyer’s offer by the seller. The Company records payments received from buyers in advance of offer acceptance as deferred revenue at the time payment is received.

Beginning in February 2014, the Company transitioned its business model, which was phased in over the subsequent six weeks. Under the new model, buyers pay the Company a commission only when they pay the seller for a received device and the Company recognizes revenue upon payment to the seller.

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

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $954,000 and $1,061,000 for the three months ended March 31, 2015 and 2014, respectively.

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

The computation of basic and diluted loss per share at March 31, 2015 and 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Convertible Series A Preferred Stock	100,000	100,000
Convertible Series B Preferred Stock	60,415	60,415
Convertible Series C Preferred Stock	146,667	146,667
Convertible Series E Preferred Stock	103,232	103,232
Unvested Restricted Stock	43,330	55,552
Unvested Restricted Stock Units	506,749	183,333
Stock Options	608,211	542,995
Stock Warrants	802,520	281,686
	2,371,124	1,473,880

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

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Customer Concentrations

The following table shows significant concentrations in the Company’s revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended
	March 31,
	2015	2014
Buyer A	16%	4%
Buyer B	3%	11%
Buyer C	1%	14%
Buyer D	1%	10%

	Percentage of Accounts Receivable at
	March 31,	December 31,
	2015	2014
Buyer AA	15%	24%
Buyer BB	14%	1%
Buyer CC	10%	3%

Recent Accounting Pronouncements

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

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 4 - Fair Value

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company did not have any assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

Note 5 - Intangible Assets

Intangible assets consist of the following:

	Capitalized Software	Website Domain	Total
Gross value at March 31, 2015	$2,145,224	$67,752	$2,212,976
Accumulated amortization at March 31, 2015	(1,284,031)	(67,752)	(1,351,783)
Net value at March 31, 2015	$861,193	$-	$861,193

Gross value at December 31, 2014	$1,974,482	$67,752	$2,042,234
Accumulated amortization at December 31, 2014	(1,122,389)	(67,752)	(1,190,141)
Net value at December 31, 2014	$852,093	$-	$852,093

Intangible assets are amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense amounted to $161,642 and $121,509 for the three months ended March 31, 2015 and 2014, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2015 (remaining nine months)	$356,218
2016	318,196
2017	177,617
2018	9,162
$861,193

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 6 – Stockholders’ Equity

On March 16, 2015, the Company filed a Certificate of Correction pursuant to which the number of authorized shares of the Company’s common stock was decreased from 650,000,000 shares to 43,333,333 shares to properly reflect the Company’s 1-for-15 reverse stock split on January 21, 2014. The par value remained the same.

Note 7 - Stock-Based Compensation

Stock Option Grants

During the three months ended March 31, 2015, the Company granted 66,000 stock options to employees for future services. These options had a fair value of $31,839, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.12%
Expected dividend yield	0%
Expected volatility	61.89%
Expected term	3.75 years

The options are exercisable over a five-year term and vest over four years. The Company recorded $1,679 during the three months ended March 31, 2015 as compensation expense pertaining to these grants.

Including prior period grants and the above grants, the Company recorded non-cash compensation expense of $97,764 and $114,759 for the three months ended March 31, 2015 and 2014, respectively, pertaining to stock option grants.

Total unrecognized compensation expense related to unvested stock options at March 31, 2015 amounts to $478,900 and is expected to be recognized over a weighted average period of 2.9 years.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	604,625	$4.73	3.3	$-
Granted	66,000	1.21
Exercised	-	-
Forfeited or Canceled	(62,414)	3.24
Outstanding – March 31, 2015	608,211	$4.36	3.3	$-

Exercisable – March 31, 2015	367,169	$5.51	3.1	$-

The following table summarizes the Company’s stock option activity for non-vested options for the three months ended March 31, 2015:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	255,855	$2.65
Granted	66,000	0.48
Vested	(32,815)	(2.97)
Forfeited or Canceled	(47,998)	(2.17)
Balance at March 31, 2015	241,042	$2.11

uSell.com, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Warrants

The following summarizes the Company’s warrant activity for the three months ended March 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	802,520	3.21	4.6	$-
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding – March 31, 2015	802,520	$3.21	4.3	$-

Exercisable – March 31, 2015	802,520	$3.21	4. 3	$-

There was no expense pertaining to warrants recorded during the three months ended March 31, 2015 and 2014.

Restricted Stock Awards

A summary of the restricted stock award activity for the three months ended March 31, 2015 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2014	558,552
Granted	-
Vested	(8,473)
Unvested Outstanding at March 31, 2015	550,079

The Company recorded non-cash compensation expense of $148,777 and $202,188 for the three months ended March 31, 2015 and 2014, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at March 31, 2015 amounts to $1,786,586 and is expected to be recognized over a weighted average period of 3.5 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 31, 2015.

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

Our business model is similar to successful ecommerce websites such as Amazon (www.amazon.com) and eBay (www.ebay.com). These companies leverage the power of a specialized network of merchants to (i) offer competitive pricing to the customer, (ii) assist the customer in deciding who to transact with by providing relevant information about each merchant, and (iii) provide fulfillment services to facilitate transactions. However, while websites like Amazon and eBay enable individual buyers to purchase goods by leveraging a network of professional sellers, uSell enables individual sellers to sell goods by leveraging a network of professional buyers. Recently, uSell announced strategic plans to enable wholesale sellers, in addition to individual sellers, to sell goods to its network of buyers.

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

Gross Merchandise Value. Gross Merchandise Value, or GMV, is the total value of all successfully closed transactions on our platform during the applicable period. It is the value of all merchandise that buyers purchase through the platform plus any associated fees, including check processing fees and gross shipping and handling fees. A portion of the merchandise value is paid to sellers and a portion is paid to us. GMV is measured when sellers are paid. Accordingly, GMV is not a meaningful measure for the quarter ended March 31, 2014, as this represents the transition period of our new business model, the effects of which were not fully measurable until late April 2014.

Our corporate headquarters are located at 33 East 33rd Street, New York, New York 10016 and our phone number is (212) 213-6805. Our website can be found at www.uSell.com. The information on our website is not incorporated in this report.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 3 of our unaudited interim condensed consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. There have been no material changes to our Critical Accounting Policies during the period covered by this report.

Results of Operations

Overview

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

The decrease in prices had two adverse affects on uSell: (1) volume dropped on new orders because of high consumer price elasticities and (2) the average revenue per device that uSell earned began to fall. Due to uSell's improved analytics capability, we were able to detect the problem early and in March 2015 made the decision to scale back on our marketing spend and reduce the headcount of our marketing staff. We will begin to see the effects of these cuts in April 2015 and believe that the cutbacks in our marketing spend and marketing staff will save the Company approximately $2.4 million dollars on an annualized basis. However, these cuts are likely to adversely affect our future revenues.

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

Our significant highlights for the three months ended March 31, 2015 are as follows:

•	Grew the volume of Orders Completed from 33,500 for the three months ended March 31, 2014 to 46,700 for the three months ended March 31, 2015, an increase of 39.2%.
•	Grew the volume of Orders Placed from 84,400 for the three months ended March 31, 2014 to 86,100 for the three months ended March 31, 2015, an increase of 2.0%.
•	Processed $2,822,000 in GMV for the quarter ended March 31, 2015, compared to $5,853,500 for the quarter ended December 31, 2014. Please note that we did not track this metric prior to the second quarter of 2014. In the future we plan on comparing GMV on a year over year basis to properly account for seasonality.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2015	2014	(Dollars)	(Percentage)
Revenue	$2,142,983	$1,005,999	$1,136,984	113%
Costs and Expenses
Cost of Revenue	1,442,519	143,126	1,299,393	908%
Sales and Marketing	1,006,023	1,085,439	(79,416)	-7%
General and Administrative	1,164,083	1,060,717	103,366	10%
Operating Loss	(1,469,642)	(1,283,283)	(186,359)	15%
Other Expense	(285)	(1,563,089)	1,562,804	-100%
Net Loss	$(1,469,927)	$(2,846,372)	$1,376,445	-48%

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended March 31,
	2015		2014
Seller Electronics Referrals	$2,011,155	94%	$851,032	85%
Fulfillment Revenue	48,541	2%	44,961	4%
Advertising Revenue	50,449	2%	73,343	7%
Other Revenue	32,838	1%	36,663	4%
	$2,142,983	100%	$1,005,999	100%

Seller Electronics Referrals. Before March 2014, we earned up front “lead fees” from buyers when sellers accepted offers on our website and filled out a form to request a free shipping kit. This fee was received regardless of whether these sellers ultimately sent in their devices to the buyers. Buyers treated these lead fees as a marketing expense, and had to consider historical data on “send in rates” when setting pricing on the website. We recognized the related revenue upon the sellers’ acceptance of an offer and submission of the form on the website.

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

As a further development to our business model, in October 2014, we launched our “Managed by uSell” service, whereby we partnered with a third party logistics company to inspect and process devices before passing them along to buyers. Under this new model, title to a device passes to uSell upon issuance of payment to the seller, which is generally within one to two days from the receipt of the device at the third party warehouse. Title to a device is then transferred to the buyer upon shipment to the buyer. As a result, starting in October 2014, we began recognizing the full value of the processed devices in both revenues and cost of revenues.

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

Sales and Marketing Expenses

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	Three Months Ended March 31,
	2015	2014
Revenue	$2,142,983	$1,005,999
Sales and Marketing Expenses	$1,006,023	$1,085,439
Percentage of Revenue	47%	108%

Our sales and marketing expenses represent one of our most significant costs, amounting to 47% and 108% of revenue for the three months ended March 31, 2015 and 2014, respectively. We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract visitors to our website. Our sales and marketing costs include production costs to produce and edit advertisements as well as the costs to run them. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness based on a variety of metrics, including response rates, conversion rates and average revenue statistics. As discussed above, we have strategically decided to reduce our marketing staff and marketing spend which will reduce our sales and marketing expenses in future quarters.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services, as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to share grants and option grants for services.

Excluding non-cash compensation expense, our general and administrative expenses for the three months ended March 31, 2015 increased by $174,000, or 23%, compared to the three months ended March 31, 2014. The increase is mainly attributable to an increase in salaries and salary related expenses of approximately $235,000, offset by a decrease in professional fees of approximately $57,000. We utilized the proceeds from the sale of our common stock in 2014 to build our marketing and analytics function by increasing our headcount to support our business model, which increased our salaries and salary related expenses. As more fully discussed above, we took initiatives in March 2015 to reduce our marketing headcount. Professional fees decreased mainly as a result of lower public relations expense, compared to the three months ended March 31, 2014.

Other Income (Expense)

We did not have significant other income (expense) during the three months ended March 31, 2015. Other income (expense) during the three months ended March 31, 2014 resulted primarily from the conversion of convertible notes in February 2014. As a result of the conversion, the remaining unamortized discount of $874,000, as well as the remaining unamortized balance of debt issue costs of $9,000, were recognized as non-cash interest expense. Additionally, we recorded approximately $9,000 of contractual interest expense and approximately $681,000 of derivative expense related to the change in the market value of the derivative liability on the convertible notes through the date of conversion.

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

Cash Flows from Operating Activities

We used $1,114,000 of cash in operating activities during the three months ended March 31, 2015, an increase from $749,000 of cash used in operating activities during the three months ended March 31, 2014. Our net loss during the three months ended March 31, 2015 of $1,470,000 was offset by $247,000 of stock-based compensation and $163,000 of depreciation and amortization. Changes in working capital used $54,000 of cash during the three months ended March 31, 2015. Our net loss during the three months ended March 31, 2014 of $2,846,000 was mainly offset by $874,000 from the amortization of remaining debt discount on our convertible notes, $681,000 from the change in the market value of the derivative liability pertaining to our convertible notes, $317,000 of stock-based compensation and $123,000 of depreciation and amortization. Changes in working capital provided approximately $95,000 of cash during the three months ended March 31, 2014.

We anticipate that our cash used in operating activities will improve in future quarters as a result of the savings achieved from the cutbacks in our marketing staff and marketing spend.

Cash Flows from Investing Activities

During the three months ended March 31, 2015, we capitalized $171,000 of website development costs, compared to approximately $143,000 in 2014. We currently do not have any capital obligations or commitments that will require a significant amount of capital.

Cash Flows from Financing Activities

We did not have any cash flows from financing activities during the three months ended March 31, 2015. During the three months ended March 31, 2014, our financing activities generated $1,684,000 in net proceeds from the private placement offering of our common stock. In addition, we received proceeds of $300,000 from the sale of our Convertible Series A Preferred Stock.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include obtaining sufficient capital, the effectiveness of our advertising campaigns and the willingness of people to use us to help them monetize and recycle their small consumer electronic items. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

uSell.com, Inc.

May 13, 2015	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer
(Principal Executive Officer)

May 13, 2015	/s/ Jennifer Calabrese
Jennifer Calabrese
Chief Financial Officer and
Executive Vice President of Finance
(Principal Financial Officer)
20

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

