Form 10-Q
period 2015-06-30
usell.com, Inc.
filed 2015-08-13
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2015
Common Stock, $0.0001 par value per share	7,549,929 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$755,610	$2,414,757
Accounts receivable, net	139,612	141,327
Inventory	211,960	-
Prepaid expenses and other current assets	62,592	99,529
Total Current Assets	1,169,774	2,655,613

Property and equipment, net	4,404	6,928
Intangible assets, net	863,027	852,093
Other assets	25,875	25,875

Total Assets	$2,063,080	$3,540,509

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$720,917	$707,659
Deferred revenue	334,582	263,739
Total Liabilities	1,055,499	971,398

Stockholders' Equity:
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; 100,000 shares issued and outstanding. Liquidation preference $300,000	10	10
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; 951,250 shares issued and outstanding. Liquidation preference $951,250	95	95
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; 146,667 shares issued and outstanding.	15	15
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; 103,232 shares issued and outstanding	10	10
Common stock; $0.0001 par value; 43,333,333 shares authorized; 7,577,703 and 7,572,703 shares issued and 7,549,929 and 7,533,817 shares outstanding, respectively	755	753
Additional paid in capital	55,054,314	54,610,843
Accumulated deficit	(54,047,618)	(52,042,615)
Total Stockholders' Equity	1,007,581	2,569,111

Total Liabilities and Stockholders' Equity	$2,063,080	$3,540,509

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$2,720,455	$1,709,250	$4,863,438	$2,715,249

Costs and Expenses
Cost of revenue	2,156,542	154,778	3,599,061	297,904
Sales and marketing expenses	349,017	1,640,107	1,355,040	2,725,546
General and administrative expenses	750,220	1,220,420	1,914,303	2,281,137
Total operating expenses	3,255,779	3,015,305	6,868,404	5,304,587
Loss from Operations	(535,324)	(1,306,055)	(2,004,966)	(2,589,338)

Other (Expense) Income:
Interest income	253	418	785	692
Interest expense	(5)	(16)	(822)	(891,295)
Gain on settlements of accounts payable	-	-	-	9,038
Change in fair value of derivative liability - convertible notes payable	-	-	-	(681,122)
Total Other (Expense) Income, Net	248	402	(37)	(1,562,687)
Net Loss	$(535,076)	$(1,305,653)	$(2,005,003)	$(4,152,025)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.07)	$(0.22)	$(0.27)	$(0.75)

Weighted average number of common shares outstanding during the period - basic and diluted	7,541,626	5,829,539	7,537,743	5,526,375

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,005,003)	$(4,152,025)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	302,487	255,633
Provision for bad debt	749	8,835
Stock based compensation expense	458,723	811,897
Amortization of debt issue costs into interest expense	-	8,645
Amortization of debt discount into interest expense	-	873,872
Gain on settlement of accounts payable	-	(9,038)
Change in fair value of derivative liability - convertible notes payable	-	681,122
Changes in operating assets and liabilities:
Accounts receivable	966	73,346
Other receivables	-	20,422
Inventory	(211,960)	-
Prepaid and other current assets	21,687	(3,003)
Accounts payable and accrued expenses	13,258	440,019
Deferred revenues	70,843	25,784
Net Cash and Cash Equivalents Used In Operating Activities	(1,348,250)	(964,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(310,897)	(300,756)
Net Cash and Cash Equivalents Used In Investing Activities	(310,897)	(300,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,774,999
Proceeds from sale of convertible Series A preferred stock	-	300,000
Proceeds from exercise of warrants	-	12,500
Cash paid for direct offering costs	-	(275,372)
Net Cash and Cash Equivalents Provided By Financing Activities	-	1,812,127

Net (Decrease) Increase in Cash and Cash Equivalents	(1,659,147)	546,880
Cash and Cash Equivalents - Beginning of Period	2,414,757	489,166

Cash and Cash Equivalents - End of Period	$755,610	$1,036,046

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$-	$1,682,507
Conversion of Convertible Notes Payable and accrued interest to common stock	$-	$841,294
Conversion of Convertible Notes Payable and accrued interest to Series E preferred stock	$-	$309,698
Common stock issued for services	$-	$21,195
Issuance of Series C preferred stock in exchange for warrants	$-	$15
Conversion of Series B preferred stock into common stock	$-	$3

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2015

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

Note 2 - Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $2,005,000 and net cash and cash equivalents used in operations of approximately $1,348,000 for the six months ended June 30, 2015. The Company has an accumulated deficit of approximately $54,048,000 at June 30, 2015. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the effectiveness of management's cost cutting measures, which include the implementation of cost cutting measures, including a reduction in headcount and a decrease in marketing and advertising spend. Additionally the Company is exploring a number of options to provide working capital including strategic partnerships and seeking equity and/or debt financings. Management cannot be sure that the Company will consummate a transaction or financing that will enable the Company to meet its working capital needs. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

Note 3 - Significant Accounting Policies

Reclassification

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on the consolidated financial position or on the results of operations or cash flows for the periods presented.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2014 and 2013. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

uSell.com, Inc and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2015

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

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. The allowance for doubtful accounts was $9,642 at June 30, 2015 and December 31, 2014.

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

uSell.com, Inc and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

In March 2015, the Company launched its wholesale auctions platform, “uSell Auctions.” Under the uSell Auctions model, the Company, through its partnerships with several large wholesalers, provides devices on its platform in bulk amounts. Buyers will bid on the devices and the resulting highest bidder at the end of the auction period will be invoiced by the Company. Upon receipt of payment, the Company will instruct the wholesalers to ship the devices to the buyers. Title to the devices passes directly from the wholesaler to the buyer and never passes to the Company. Revenue is recognized by the Company upon shipment of the devices to the buyers. The Company evaluated the presentation of revenue on a gross versus net basis and determined that since the Company performs as an agent without assuming the risks and rewards of ownership of the inventory, revenue should be reported on a net basis.

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

uSell.com, Inc and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $316,000 and $1,604,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $1,271,000 and $2,665,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The computation of basic and diluted loss per share at June 30, 2015 and 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2015	2014
Convertible Series A Preferred Stock	100,000	100,000
Convertible Series B Preferred Stock	60,415	60,415
Convertible Series C Preferred Stock	146,667	146,667
Convertible Series E Preferred Stock	103,232	103,232
Unvested Restricted Stock	27,774	49,998
Unvested Restricted Stock Units	407,833	629,331
Stock Options	576,344	548,495
Stock Warrants	802,520	277,519
	2,224,785	1,915,657

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

Customer Concentrations

During the three months ended June 30, 2015, four customers represented at least 10% of revenues, accounting for 12%, 12%, 12% and 10% of the Company’s revenues. During the three months ended June 30, 2014, one customer represented at least 10% of the revenues, accounting for 11% of the Company’s revenues.

During the six months ended June 30, 2015, two customers represented at least 10% of revenues, accounting for 14% and 10% of the Company’s revenues. During the six months ended June 30, 2014, two customers represented at least 10% of the revenues, accounting for 11% and 10% of the Company’s revenues.

At June 30, 2015, three customers represented at least 10% of accounts receivable, accounting for 14%, 13% and 11% of the Company’s accounts receivable. At December 31, 2014, one customer represented at least 10% of accounts receivable, accounting for 24% of the Company’s accounts receivable.

uSell.com, Inc and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

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

Note 5 - Intangible Assets

Intangible assets consist of the following:

	Capitalized Software	Website Domain	Total
Gross value at June 30, 2015	$2,285,379	$67,752	$2,353,131
Accumulated amortization at June 30, 2015	(1,422,352)	(67,752)	(1,490,104)
Net value at June 30, 2015	$863,027	$-	$863,027
Gross value at December 31, 2014	$1,974,482	$67,752	$2,042,234
Accumulated amortization at December 31, 2014	(1,122,389)	(67,752)	(1,190,141)
Net value at December 31, 2014	$852,093	$-	$852,093

uSell.com, Inc and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

Intangible assets are amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense amounted to $138,321 and $132,033 for the three months ended June 30, 2015 and 2014, respectively, and $299,963 and $253,542 for the six months ended June 30, 2015 and 2014, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2015 (remaining six months)	$245,507
2016	364,428
2017	224,335
2018	28,757
$863,027

Note 6 - Stockholders’ Equity

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

Note 7 - Stock-Based Compensation

Stock Option Grants

During the six months ended June 30, 2015, the Company granted 66,000 stock options to employees for future services. These options had a fair value of $31,839, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.12%
Expected dividend yield	0%
Expected volatility	61.89%
Expected term	3.75 years

The options are exercisable over a five-year term and vest over four years. The Company recorded $1,538 and $3,217 during the three and six months ended June 30, 2015 as compensation expense pertaining to these grants.

Including prior period grants and the above grants, the Company recorded non-cash compensation expense of $57,161 and $216,398 for the three months ended June 30, 2015 and 2014, respectively, and $154,925 and $331,158 for the six months ended June 30, 2015 and 2014, respectively, pertaining to stock option grants.

Total unrecognized compensation expense related to unvested stock options at June 30, 2015 amounts to $386,722 and is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	604,625	$4.73	3.3	$-
Granted	66,000	1.21
Exercised	-	-
Forfeited or Canceled	(94,281)	4.39
Outstanding – June 30, 2015	576,344	$4.26	3.0	$2,516

Exercisable – June 30, 2015	383,906	$5.09	2.9	$172

uSell.com, Inc and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

The following table summarizes the Company’s stock option activity for non-vested options for the six months ended June 30, 2015:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	255,855	$2.65
Granted	66,000	0.48
Vested	(54,127)	(2.87)
Forfeited or Canceled	(75,290)	(1.85)
Balance at March 31, 2015	192,438	$2.16

Warrants

The following summarizes the Company’s warrant activity for the six months ended June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	802,520	3.21	4.6	$-
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding – June 30, 2015	802,520	$3.21	4.1	$-

Exercisable – June 30, 2015	802,520	$3.21	4. 1	$-

There was no expense pertaining to warrants recorded during the six months ended June 30, 2015 and 2014.

Restricted Stock Awards

On April 1, 2015, the Company granted 5,200 restricted stock units (“RSUs”) to its Chief Financial Officer. The RSUs vested monthly over a three-month period through June 30 2015, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.03 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $5,356, which was recorded as compensation expense during the six months ended June 30, 2015.

A summary of the restricted stock award activity for the six months ended June 30, 2015 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2014	558,552
Granted	5,200
Forfeited	(5,000)
Vested	(123,145)
Unvested Outstanding at June 30, 2015	435,607

The Company recorded non-cash compensation expense of $155,022 and $278,550 for the three months ended June 30, 2015 and 2014, respectively, and $303,798 and $480,739 for the six months ended June 30, 2015 and 2014, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at June 30, 2015 amounts to $1,648,314 and is expected to be recognized over a weighted average period of 3.2 years.

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

Orders Placed. Orders Placed represents the number of transactions in a given period from which sellers have placed orders that have not been completed, which we refer to as “Orders Completed” (defined below). Orders Placed is a leading indicator of both Orders Completed and “Gross Merchandise Value” (also defined below).

Orders Completed. Orders Completed represents the number of transactions in a given period from which sellers and buyers have completed a transaction and we have received payment from buyers.

Gross Merchandise Value. Gross Merchandise Value, or GMV, is the total value of all successfully closed transactions on our platform during the applicable period. It is the value of all merchandise that buyers purchase through the platform plus any associated fees, including check processing fees and gross shipping and handling fees. A portion of the merchandise value is paid to sellers and a portion is paid to us. GMV is measured when sellers are paid. Accordingly, GMV is not a meaningful measure for the six months ended June 30, 2014, as this represents the transition period of our new business model, the effects of which were not fully measurable until late April 2014. For the time being, this metric excludes transactions from our wholesale marketplace. In the future, we may consider wholesale transactions when calculating this number.

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

Results of Operations

Overview

In response to changing industry dynamics, in March 2015, we decided to expand our strategy to include the wholesale acquisition of smartphones. This decision was made to take advantage of what we see as our largest opportunity: using our unique technology platform to capture a piece of the rapidly expanding carrier and retail trade-in business. We believe that the wholesale flow of phones will continue to grow exponentially in the coming quarters and years. During the first six months of 2015, we made significant strides in forging strategic partnerships to unlock this opportunity. In support of our strategy, we scaled back our consumer marketing spend, reduced our marketing staff headcount, and shifted the bulk of our investment from consumer marketing to technology. These decisions have dramatically improved our cash flow.

The expansion in our strategy was a result of major carriers including AT&T and Verizon and retailers, including Apple and Best Buy, becoming very aggressive in marketing their trade-in programs in the fourth quarter of 2014. While this market shift created a challenge in terms of marketing directly to consumers, it opened up a much larger opportunity. We believe that trade-in programs will continue to play a strategic role in the marketing and retention strategies of the carriers and big box retailers, as the carriers continue to move towards a no-subsidy model and put the financial burden of purchasing smartphones on consumers. Verizon Wireless has confirmed our view of the future with its announcement on August 7, 2015 to discontinue phone subsidies for new customers. In order to manage their trade-in programs, the retailers and carriers either use third party processors to refurbish devices before selling them to wholesalers or they sell devices directly to wholesalers that have the proper environmental and data destruction certifications. However, we believe that the downstream chain is still highly inefficient. In order to capture the maximum value from used devices, it is vitally important that the carriers, retailers, processors, and wholesalers find a more efficient means of processing and selling devices. We believe that uSell is the only company in the industry with the technology to distribute devices to a diverse base of small merchants in a scalable manner that unlocks the maximum value in these devices.

Given the above, we decided to expand our device acquisition strategy from consumer marketing to wholesale acquisition, while continuing to invest in the development of our technology. While we continue to manage and optimize the consumer business, we have eliminated the bulk of our marketing spend. Despite eliminating this spend, the consumer brand that uSell has built over the last three years continues to drive a large number of users to the uSell.com website each month. We therefore saw our cash flows from operations improve dramatically. The following numbers highlight these improvements:

•	Reduced our loss from operations from $1,306,000 for the three months ended June 30, 2014 to $535,000 for the three months ended June 30, 2015, and from $2,589,000 for the six months ended June 30, 2014 to $2,005,000 for the six months ended June 30, 2015. Net loss from operations was significantly better in June 2015 than in April or May 2015, as in these months we were incurring marketing and headcount reduction expenditures from the first quarter. We expect net loss to continue to improve in the third quarter of 2015.
•	Improved cash used in operations from $1,114,000 for the three months ended March 31, 2015 to $234,000 for the three months ended June 30, 2015. Cash flows from operations was significantly better in June than in April or May, as in these months we were incurring marketing and headcount reduction expenditures from the first quarter. We expect cash flows from operations to continue to improve in the third quarter of 2015.
•	Despite reducing marketing spend by 79%, we processed $3,170,000 in GMV for the quarter ended June 30, 2015, compared to $2,822,000 for the quarter ended March 31, 2015 and $5,780,877 for the quarter ended June 30, 2014. Please note that we did not track this metric prior to the second quarter of 2014. In the future we plan on comparing GMV on a year over year basis to properly account for seasonality.
•	Volume of Orders Completed decreased from 100,900 for the six months ended June 30, 2014 to 83,900 for the six months ended June 30, 2015, a decrease of just 16.9% despite a 50% decrease in marketing spend.
•	Volume of Orders Placed decreased from 230,900 for the six months ended June 30, 2014 to 154,900 for the six months ended June 30, 2015, a decrease of just 32.9% despite an 50% decrease in marketing spend.

In addition to substantially improving our cash flow, we were also able to lay the foundation for the wholesale side of our business. In March of 2015, we forged relationships with several large wholesalers and launched our wholesale auctions platform, “uSell Auctions.” We successfully ran four wholesale auctions and processed $731,000 in additional transaction value through this platform. This value is not currently being included in our GMV, as we are still fine-tuning the wholesale auctions platform and the financial model behind our wholesaler marketplace. Additionally, since we are acting as an agent under this model, revenues recognized under the uSell Auctions platform are on a net basis. Regardless, we believe that we have laid the groundwork for important strategic relationships with top tier wholesalers and that we have validated a model for future growth. We believe that these strategic relationships will drive substantial value in the coming quarters that will outweigh the value of the consumer business alone.

Comparison of the Three and Six Months Ended June 30, 2015 to the Three and Six Months Ended June 30, 2014

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2015	2014	(Dollars)	(Percentage)
Revenue	$2,720,455	$1,709,250	$1,011,205	59%
Costs and Expenses
Cost of Revenue	2,156,542	154,778	2,001,764	1,293%
Sales and Marketing	349,017	1,640,107	(1,291,090)	-79%
General and Administrative	750,220	1,220,420	(470,200)	-39%
Operating Loss	(535,324)	(1,306,055)	770,731	-59%
Other Income	248	402	(154)	-38%
Net Loss	$(535,076)	$(1,305,653)	$770,577	-59%

	Six Months Ended June 30,		Change	Change
	2015	2014	(Dollars)	(Percentage)
Revenue	$4,863,438	$2,715,249	$2,148,189	79%
Costs and Expenses
Cost of Revenue	3,599,061	297,904	3,301,157	1,108%
Sales and Marketing	1,355,040	2,725,546	(1,370,506)	-50%
General and Administrative	1,914,303	2,281,137	(366,834)	-16%
Operating Loss	(2,004,966)	(2,589,338)	584,372	-23%
Other Expense	(37)	(1,562,687)	1,562,650	-100%
Net Loss	$(2,005,003)	$(4,152,025)	$2,147,022	-52%

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended June 30,
	2015		2014
Seller Electronics Referrals	$2,626,843	97%	$1,509,547	88%
Fulfillment Revenue	45,854	2%	93,869	6%
Advertising Revenue	40,172	1%	80,718	5%
Other Revenue	7,586	0%	25,116	1%
	$2,720,455	100%	$1,709,250	100%

	Six Months Ended June 30,
	2015		2014
Seller Electronics Referrals	$4,637,998	95%	$2,360,579	87%
Fulfillment Revenue	94,395	2%	138,830	5%
Advertising Revenue	90,621	2%	154,061	6%
Other Revenue	40,424	1%	61,779	2%
	$4,863,438	100%	$2,715,249	100%

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

As a further development to our business model, in October 2014, we launched our “Managed by uSell” service, whereby we partnered with a third party logistics company to inspect and process devices before passing them along to buyers. Under this new model, title to a device passes to uSell upon issuance of payment to the seller, which is generally within one to two days from the receipt of the device at the third party warehouse. Title to a device is then transferred to the buyer upon shipment to the buyer. As a result, starting in October 2014, we began recognizing the full value of the processed devices in both revenues and cost of revenues. This is reflected in our increase in revenue for the three and six months ended June 30, 2015, as well as the resulting cost of revenue.

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

Sales and Marketing Expenses

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$2,720,455	$1,709,250	$4,863,438	$2,715,249
Sales and Marketing Expenses	$349,017	$1,640,107	$1,355,040	$2,725,546
Percentage of Revenue	13%	96%	28%	100%

We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract visitors to our website. Our sales and marketing costs include production costs to produce and edit advertisements as well as the costs to run them. We manage our advertising and marketing campaigns, and make allocation decisions, by measuring their effectiveness based on a variety of metrics, including response rates, conversion rates and average revenue statistics. As discussed above, we have strategically reduced our marketing staff and marketing spend which has reduced our sales and marketing expenses. In addition, given the correlation between our level of spending on sales and marketing and our revenue, the decrease in sales and marketing expenses has also impacted our revenues.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services, as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to share grants and option grants for services.

Excluding non-cash compensation expense, our general and administrative expenses for the three months ended June 30, 2015 decreased by $187,000, or 26%, compared to the three months ended June 30, 2014. The decrease is mainly attributable to a decrease in salaries and salary related expenses of approximately $78,000, professional fees of approximately $43,000 and credit card processing fees of $41,000. The decrease in salaries and salary related expenses is the result of the reduction in our marketing headcount. Professional fees decreased mainly as a result of lower public relations expense, compared to the three months ended June 30, 2014 and credit card processing fees decreased as a result of the decrease in orders processed on our platform.

Excluding non-cash compensation expense, our general and administrative expenses for the six months ended June 30, 2015 remained relatively consistent compared to the six months ended June 30, 2014.

Other Income (Expense)

We did not have significant other income (expense) during the three and six months ended June 30, 2015. In addition, we did not have significant other income (expense) during the three months ended June 30, 2014. Other income (expense) during the six months ended June 30, 2014 resulted primarily from the conversion of convertible notes in February 2014. As a result of the conversion, the remaining unamortized discount of $874,000, as well as the remaining unamortized balance of debt issue costs of $9,000, were recognized as non-cash interest expense. Additionally, we recorded approximately $9,000 of contractual interest expense and approximately $681,000 of derivative expense related to the change in the market value of the derivative liability on the convertible notes through the date of conversion.

Liquidity and Capital Resources

Our significant uses of cash from operations include the cost of acquiring devices, as well as any other direct costs and expenses required to inspect and process the devices internally before shipping them to the buyers. Other uses of cash include salary expense for our employees, sales and marketing and professional fees. Although the cost of acquiring devices is a significant use of cash, this is mitigated by prepayment requirements on sold devices, therefore allowing us to be cash positive. We utilize direct response advertising and marketing campaigns, including television, print and Internet to attract sellers to our website where we help them monetize household items, such as small consumer electronics that they are no longer using.

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

Cash Flows from Operating Activities

We used $1,348,000 of cash in operating activities during the six months ended June 30, 2015, an increase from $964,000 of cash used in operating activities during the three months ended June 30, 2014. Our net loss during the six months ended June 30, 2015 of $2,005,000 was offset by $459,000 of stock-based compensation and $302,000 of depreciation and amortization. Changes in working capital used $105,000 of cash during the six months ended June 30, 2015. Our net loss during the six months ended June 30, 2014 of $4,152,000 was mainly offset by $874,000 from the amortization of remaining debt discount on our convertible notes, $681,000 from the change in the market value of the derivative liability pertaining to our convertible notes, $812,000 of stock-based compensation and $256,000 of depreciation and amortization. Changes in working capital provided approximately $556,000 of cash during the six months ended June 30, 2014.

We anticipate that our cash used in operating activities will improve in future quarters as a result of the savings achieved from the cutbacks in our marketing staff and marketing spend.

Cash Flows from Investing Activities

During the six months ended June 30, 2015, we capitalized $311,000 of website development costs, compared to approximately $301,000 in 2014. We currently do not have any capital obligations or commitments that will require a significant amount of capital.

Cash Flows from Financing Activities

We did not have any cash flows from financing activities during the six months ended June 30, 2015. During the six months ended June 30, 2014, our financing activities generated $1,500,000 in net proceeds from the private placement offering of our common stock. In addition, we received proceeds of $300,000 from the sale of our Convertible Series A Preferred Stock and $13,000 from the exercise of warrants.

Liquidity

During the three months ended June 30, 2015, we substantially improved our cash flows. Cash used in operating activities for the three months ended June 30, 2105 was $234,000, compared to $1,114,000 for the three months ended March 31, 2015. This is mainly the result of our cost cutting measures in marketing spend and marketing staff headcount undertaken in March 2015 and our strategic shift to wholesale device acquisition. We expect cash flows from operating activities to continue to improve in the coming quarters.

We do not yet have a sustained history of financial stability. Historically, our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. We believe that, with our current available cash along with the anticipated increase in revenues, we will have not sufficient funds to meet our anticipated cash needs for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future, or that our diversification and expansion plans will not require substantial amounts of capital beyond our current capabilities. With the recent cuts we implemented, we expect that we have approximately seven months of cash left. We are exploring a number of options to provide working capital including strategic partnerships and seeking equity and/or debt financings. We cannot assure you that we will consummate a transaction or financing that will enable us to meet our working capital needs. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan and continuing to raise capital.

Recent Accounting Pronouncements

See Note 3 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding expanding our strategic relationships, continued improvement in cash flows and net loss, and future liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include continued discussions with strategic partners and our ability to monetize these relationships, changes in the market for used electronics including smartphones, the willingness of people to use us to help them monetize and recycle their small consumer electronic items with our reduced advertising and the condition of the capital markets, particularly for smaller companies. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

uSell.com, Inc.

August 13, 2015	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer
(Principal Executive Officer)

August 13, 2015	/s/ Jennifer Calabrese
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