Form 10-Q
period 2015-09-30
usell.com, Inc.
filed 2015-11-09
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-50494

uSell.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0412432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

171 Madison Avenue, 17th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2015
Common Stock, $0.0001 par value per share	18,686,850 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$591,089	$2,414,757
Accounts receivable, net	123,261	141,327
Inventory	288,968	-
Prepaid expenses and other current assets	41,865	99,529
Total Current Assets	1,045,183	2,655,613

Property and equipment, net	3,405	6,928
Intangible assets, net	889,844	852,093
Other assets	127,625	25,875

Total Assets	$2,066,057	$3,540,509

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$858,713	$707,659
Deferred revenue	298,429	263,739
Total Liabilities	1,157,142	971,398

Stockholders' Equity:

Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; 100,000 shares issued and outstanding. Liquidation preference $300,000	10	10
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; 951,250 shares issued and outstanding. Liquidation preference $951,250	95	95
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; 146,667 shares issued and outstanding.	15	15
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; 103,232 shares issued and outstanding	10	10
Common stock; $0.0001 par value; 43,333,333 shares authorized; 7,577,703 and 7,572,703 shares issued and 7,555,485 and 7,533,817 shares outstanding, respectively	758	753
Additional paid in capital	55,249,929	54,610,843
Accumulated deficit	(54,341,902)	(52,042,615)
Total Stockholders' Equity	908,915	2,569,111

Total Liabilities and Stockholders' Equity	$2,066,057	$3,540,509

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$2,699,863	$1,432,388	$7,563,301	$4,147,637

Costs and Expenses
Cost of revenue	2,165,410	164,419	5,764,471	429,058
Sales and marketing expenses	55,436	1,885,249	1,410,476	4,610,795
General and administrative expenses	773,439	1,134,166	2,687,742	3,448,568
Total operating expenses	2,994,285	3,183,834	9,862,689	8,488,421
Loss from Operations	(294,422)	(1,751,446)	(2,299,388)	(4,340,784)

Other (Expense) Income:
Interest income	138	815	923	1,507
Interest expense	-	(17)	(822)	(891,312)
Gain on settlements of accounts payable	-	-	-	9,038
Change in fair value of derivative liability - convertible notes payable	-	-	-	(681,122)

Total Other (Expense) Income, Net	138	798	101	(1,561,889)
Net Loss	$(294,284)	$(1,750,648)	$(2,299,287)	$(5,902,673)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.04)	$(0.26)	$(0.30)	$(1.00)

Weighted average number of common shares outstanding during the period - basic and diluted	7,549,929	6,718,248	7,541,850	5,928,031

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,299,287)	$(5,902,673)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	433,427	403,105
Provision for bad debt	749	8,835
Stock based compensation expense	654,341	1,098,856
Amortization of debt issue costs into interest expense	-	8,645
Amortization of debt discount into interest expense	-	873,872
Gain on settlement of accounts payable	-	(9,038)
Change in fair value of derivative liability - convertible notes payable	-	681,122
Changes in operating assets and liabilities:
Accounts receivable	17,317	55,158
Other receivables	-	20,422
Inventory	(288,968)	-
Prepaid and other current assets	42,414	1,765
Other assets	(26,750)
Accounts payable and accrued expenses	151,054	288,989
Deferred revenues	34,690	85,689
Net Cash and Cash Equivalents Used In Operating Activities	(1,281,013)	(2,385,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(467,655)	(498,068)
Cash paid to purchase property and equipment	-	(2,101)
Net Cash and Cash Equivalents Used In Investing Activities	(467,655)	(500,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	6,424,999
Proceeds from sale of convertible Series A preferred stock	-	300,000
Proceeds from exercise of warrants	-	387,500
Cash paid for debt issue costs	(75,000)	-
Cash paid for direct offering costs	-	(970,597)
Net Cash and Cash Equivalents Provided By Financing Activities	(75,000)	6,141,902

Net (Decrease) Increase in Cash and Cash Equivalents	(1,823,668)	3,256,480
Cash and Cash Equivalents - Beginning of Period	2,414,757	489,166

Cash and Cash Equivalents - End of Period	$591,089	$3,745,646

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$-	$1,682,507
Conversion of Convertible Notes Payable and accrued interest to common stock	$-	$841,294
Conversion of Convertible Notes Payable and accrued interest to Series E preferred stock	$-	$309,698
Common stock issued for services	$4,450	$51,695
Issuance of Series C preferred stock in exchange for warrants	$-	$15
Conversion of Series B preferred stock into common stock	$-	$3

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

Note 1 - Organization and Business

uSell.com, Inc., through our wholly-owned subsidiaries (collectively, “uSell,” or the “Company”), is a technology based company focused on creating an online marketplace where both individual and wholesale sellers can sell small consumer electronics to professional buyers using an ecommerce website-based platform. Through participation in the uSell marketplace, buyers can acquire high volumes of inventory in a cost effective manner, while minimizing risk. The Company facilitates transactions by developing technology and logistics systems that seamlessly connect buyers and sellers. The Company also provides its buyers with value added services, such as shipping kit fulfillment, check processing and analytics.

Note 2 - Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $2,299,000 and net cash and cash equivalents used in operations of approximately $1,306,000 for the nine months ended September 30, 2015. The Company has an accumulated deficit of approximately $54,342,000 at September 30, 2015. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On October 26, 2015, uSell closed on its acquisition of a smartphone wholesaler, We Sell Cellular LLC (“We Sell Cellular”) (see Note 8). With the acquisition of We Sell Cellular, management expects that the going concern qualification will be eliminated. We Sell Cellular has been profitable and with the additional capital provided by the Company’s new loan facility, management believes We Sell Cellular can expand its revenues and profitability. This, in addition to the Company’s improved cash flow, leads management to believe that the combined entity will be profitable in future quarters.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2014 and 2013. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of uSell and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2015
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

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates. The allowance for doubtful accounts was $9,642 at September 30, 2015 and December 31, 2014.

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

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

Seller Electronics Referrals

Sellers go to the Company’s website where they can search for the items they wish to sell using a streamlined point and click interface. Once they have identified their device, they are asked a single question to describe the condition of the device. At this point, they are presented with the “best match,” or uSell’s recommended offer from one of its buyers. The Company offers this recommendation based on both the price offered by the buyer relative to other buyers and the quality of ratings of the buyer relative to other buyers. The seller may choose to view a larger list of offers from all buyers interested in purchasing their device. Prior to February 2014, the Company earned up front “lead fees” from buyers when sellers accepted offers on its website and filled out a form to request a free shipping kit. This fee was received regardless of whether the sellers ultimately sent in their devices to the buyers. The Company recognized revenue upon online acceptance of the buyer’s offer by the seller. The Company records payments received from buyers in advance of offer acceptance as deferred revenue at the time payment is received.

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

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $22,000 and $1,835,000 for the three months ended September 30, 2015 and 2014, respectively, and approximately $1,293,000 and $4,500,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

The computation of basic and diluted loss per share at September 30, 2015 and 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

	Three and Nine Months Ended September 30,
	2015	2014
Convertible Series A Preferred Stock	100,000	100,000
Convertible Series B Preferred Stock	60,411	60,411
Convertible Series C Preferred Stock	146,667	146,667
Convertible Series E Preferred Stock	103,232	103,232
Unvested Restricted Stock	22,218	54,442
Unvested Restricted Stock Units	404,915	629,331
Stock Options	530,971	594,625
Stock Warrants	802,520	802,520
	2,170,934	2,491,228

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

Customer Concentrations

During the three months ended September 30, 2015, three customers represented at least 10% of revenues, accounting for 25%, 13%, and 12% of the Company’s revenues. During the three months ended September 30, 2014, one customer represented at least 10% of the revenues, accounting for 22% of the Company’s revenues.

During the nine months ended September 30, 2015, three customers represented at least 10% of revenues, accounting for 11%, 11% and 10% of the Company’s revenues. During the nine months ended September 30, 2014, one customer represented at least 10% of the revenues, accounting for 14% of the Company’s revenues.

At September 30, 2015, three customers represented at least 10% of accounts receivable, accounting for 16%, 11% and 11% of the Company’s accounts receivable. At December 31, 2014, one customer represented at least 10% of accounts receivable, accounting for 24% of the Company’s accounts receivable.

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

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

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

Note 5 - Intangible Assets

Intangible assets consist of the following:

	Capitalized Software	Website Domain	Total
Gross value at September 30, 2015	$2,442,137	$67,752	$2,509,889
Accumulated amortization at September 30, 2015	(1,552,293)	(67,752)	(1,620,045)
Net value at September 30, 2015	$889,844	$-	$889,844
Gross value at December 31, 2014	$1,974,482	$67,752	$2,042,234
Accumulated amortization at December 31, 2014	(1,122,389)	(67,752)	(1,190,141)
Net value at December 31, 2014	$852,093	$-	$852,093

Intangible assets are amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense amounted to $129,941 and $146,368 for the three months ended September 30, 2015 and 2014, respectively, and $429,904 and $399,910 for the nine months ended September 30, 2015 and 2014, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2015 (remaining three months)	$133,155
2016	416,680
2017	276,587
2018	63,422
$889,844

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

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

Note 7 - Stock-Based Compensation

Stock Option Grants

During the nine months ended September 30, 2015, the Company granted 66,000 stock options to employees for future services. These options had a fair value of $31,839, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.12%
Expected dividend yield	0%
Expected volatility	61.89%
Expected term	3.75 years

The options are exercisable over a five-year term and vest over four years. The Company recorded $1,488 and $4,705 during the three and nine months ended September 30, 2015 as compensation expense pertaining to these grants.

Including prior period grants and the above grants, the Company recorded non-cash compensation expense of $56,622 and $114,142 for the three months ended September 30, 2015 and 2014, respectively, and $211,547 and $445,300 for the nine months ended September 30, 2015 and 2014, respectively, pertaining to stock option grants.

Total unrecognized compensation expense related to unvested stock options at September 30, 2015 amounts to $329,648 and is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	604,625	$4.73	3.3	$-
Granted	66,000	1.21
Exercised	-	-
Forfeited or Canceled	(139,654)	8.48
Outstanding - September 30, 2015	530,971	$3.26	3.0	$-

Exercisable - September 30, 2015	359,847	$3.58	2.9	$-

The following table summarizes the Company’s stock option activity for non-vested options for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	255,855	$2.65
Granted	66,000	0.48
Vested	(74,504)	(2.85)
Forfeited or Canceled	(76,227)	(1.83)
Balance at September 30, 2015	171,124	$2.09

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

Warrants

The following summarizes the Company’s warrant activity for the nine months ended September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	802,520	3.21	4.6	$-
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - September 30, 2015	802,520	$3.21	3.8	$-

Exercisable - September 30, 2015	802,520	$3.21	3.8	$-

 There was no expense pertaining to warrants recorded during the nine months ended September 30, 2015 and 2014.

Restricted Stock Awards

On April 1, 2015, the Company granted 5,200 restricted stock units (“RSUs”) to its Chief Financial Officer. The RSUs vested monthly over a three-month period through June 30, 2015, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.03 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $5,356, which was recorded as compensation expense during the nine months ended September 30, 2015.

On July 1, 2015, the Company granted 5,384 RSUs to its Chief Financial Officer. The RSUs vested monthly over a three-month period through September 30, 2015, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.25 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $6,730, which was recorded as compensation expense during the nine months ended September 30, 2015.

A summary of the restricted stock award activity for the nine months ended September 30, 2015 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2014	558,552
Granted	10,584
Forfeited	(5,000)
Vested	(137,003)
Unvested Outstanding at September 30, 2015	427,133

The Company recorded non-cash compensation expense of $138,996 and $172,817 for the three months ended September 30, 2015 and 2014, respectively, and $442,794 and $653,556 for the nine months ended September 30, 2015 and 2014, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at September 30, 2015 amounts to $1,520,271 and is expected to be recognized over a weighted average period of 2.9 years.

Note 8 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

uSell.com, Inc and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

On October 26, 2015 (the “Closing Date”), the Company acquired BST Distribution, Inc., a New York corporation (“BST”), which owns We Sell Cellular and is engaged primarily in the wholesale acquisition and resale of smartphones and related devices from carriers and big box stores. In connection with the acquisition, the Company, BST and We Sell Cellular entered into a financing transaction on October 26, 2015 with BAM Administrative Services, LLC, a Delaware limited liability company (“BAM”), as agent, and an institutional investor (the “Purchaser”), pursuant to which the Company issued and sold the Purchaser a note in the principal amount of $4,040,000.

Stock Purchase Agreement

The Company, BST, and Brian Tepfer and Scott Tepfer (together, the “Tepfers”) entered into a Stock Purchase Agreement (the “SPA”) as a result of which BST became a wholly-owned subsidiary of the Company. The SPA and the related transactions, other than the financing transaction, were effective as of October 1, 2015. Prior to closing of the SPA, the Tepfers owned 100% of the outstanding stock of BST, which owns 100% of the membership interests of We Sell Cellular. In exchange for acquiring 100% of the outstanding stock of BST, the Company issued the Tepfers 9,358,837 shares of the Company’s common stock (or approximately 50% of the Company on an undiluted basis), subject to adjustment as described below.

In accordance with the SPA, if the Tepfers elect to sell shares of the Company’s common stock, the Company will use its best efforts to assist the Tepfers in selling their shares of common stock acquired under the SPA for up to $6,000,000 in gross proceeds (together and not each) through private placements or public offerings, with target sales of $1,500,000 quarterly, commencing with the quarter ending December 31, 2015. If the price per share received by the Tepfers is less than the greater of $1.20 or the product of an EBITDA-based formula, the Company will issue the Tepfers additional shares of common stock.

In addition, pursuant to the SPA, the Company granted the Tepfers certain piggyback registration rights and a right of first refusal to participate in future Company financings. The Company also created a pool of 300,000 restricted stock units which can be granted to employees of We Sell Cellular designated by the Tepfers.

The Company is in the process of valuing the acquisition of We Sell Cellular and the related fair values of the assets acquired and liabilities assumed.

Shareholders Agreement

In connection with the closing of the SPA, Nikhil Raman (“Raman”), the Company’s Chief Executive Officer, Daniel Brauser (“Brauser”), the Company’s Chairman, and the Tepfers entered into a Shareholders Agreement. The Shareholders Agreement will remain in effect until the earlier of: (i) the Tepfers no longer holding at least 10% of the Company’s outstanding common stock, (ii) Raman resigns or is terminated as an employee of the Company, or (iii) Brauser resigns or is removed as a director of the Company.

Under the Shareholders Agreement, each person agreed that, in connection with any annual meeting, special meeting or written consent of the Company’s shareholders, such person would vote together with the other three parties on each matter. However, the parties further agreed that if they cannot reach an agreement, then the affirmative vote of at least 75% of the voting power of all shares of outstanding voting stock of the Company is required to take action. As a result, for so long as the Shareholders Agreement remains in effect, future action by the Company’s shareholders will effectively require either the unanimous consent of Raman, Brauser, and the Tepfers, or a 75% supermajority vote of outstanding shares. This voting restriction will not be enforceable if the Company does not comply with its obligations under the SPA related to assisting the Tepfers with the sale of their common stock.

Pursuant to the Shareholders Agreement, the Company appointed Brian Tepfer to the Company’s Board of Directors and each party agreed to take all necessary and desirable action to ensure his future re-election.

Management Agreement

In connection with the closing of the SPA, the Company, the Tepfers, Raman, and Brauser also entered into a Management Agreement related to the future management of BST and We Sell Cellular. The Management Agreement will terminate at such time as the Tepfers have collectively received at least $500,000 in gross proceeds from the sale of the Company’s common stock.

Under the Management Agreement, the BST board of directors will consist of two members appointed by the Tepfers, who are initially the Tepfers, and two members appointed by the Company, who initially are Raman and Brauser. The Tepfers may replace their designees upon obtaining the approval of the Company, which will not be unreasonably withheld, and vice-versa. The Management Agreement also provides that BST will have three officers, two of which will be appointed by the Tepfers and initially are the Tepfers, and one of which will be appointed by the Company and initially is Raman. BST’s officers may not take certain major actions without the approval of 75% of the members of the BST board of directors.

uSell.com, Inc and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

The Management Agreement provides that the initial manager of We Sell Cellular will be Raman. The Company may appoint any replacement manager upon obtaining the approval of the Tepfers, which will not be unreasonably withheld. The manager may not take certain major actions without majority approval of the BST board of directors, which must include the approval of each of the Tepfers or their replacements. The Management Agreement also provides that We Sell Cellular will have three officers: a chairman, who will be the Manager, a chief executive officer, who will initially be Brian Tepfer, and a president, who will initially be Scott Tepfer. We Sell Cellular’s officers may not be removed without their express consent, with certain exceptions including termination of their employment. We Sell Cellular’s officers may not take certain major actions without the approval of the Manager.

Employment Agreements

In connection with the closing of the SPA, each of Brian Tepfer and Scott Tepfer entered into employment agreements with BST and We Sell Cellular, effective as of October 1, 2015, pursuant to which Brian Tepfer will serve as Chief Executive Officer of We Sell Cellular and Scott Tepfer will serve as President of We Sell Cellular. Each agreement has an initial term through December 31, 2018 with non-competes extending 12 months following termination of employment. Each agreement will automatically renew for subsequent one-year periods unless otherwise terminated or notice is given of non-renewal. Each of Brian and Scott Tepfer will receive a base salary of $500,000 annually, subject to downward adjustment based on the failure to meet future EBITDA targets, provided that no adjustment may be made below $360,000. In addition, each of the Tepfers will be eligible for a semi-annual target bonus of $250,000, subject to upward and downward adjustment based on the attainment of EBITDA targets. In connection with their employment agreements, the Tepfers also entered into non-compete agreements with BST and We Sell Cellular. These non-compete provisions terminate if the Company fails to meet two agreed upon conditions including the Tepfers electing to sell shares and their failure to receive together at least $6 million from the sale of their common stock by a date four months after the Company files its Form 10-K in 2017.

Note Purchase Agreement and Secured Term Note

On October 23, 2015, in connection with the closing of the SPA and related transactions, the Company, BST, We Sell Cellular, BAM, as agent, and the Purchaser, an institutional investor, entered into a Note Purchase Agreement (the “NPA”) pursuant to which the Company issued and sold the Purchaser a 1% original issue discount Secured Term Note in the aggregate principal amount of $4,040,000 (the “Initial Note”) in exchange for gross proceeds of $4,000,000. Of this sum $1,232,618 was used to repay a lender to We Sell Cellular and $300,000 was used to repay a loan to one of the Tepfers. Within six months of the Closing Date, the Company may, subject to certain conditions, elect to receive up to two additional draws of funds in connection with the issuance of additional 1% original issue discount Secured Term Note (the “Deferred Draw Notes,” and with the “Initial Note,” the “Notes”). The NPA provides that the Company may elect to receive a total of another $4,000,000 under the Deferred Draw Notes in compliance with the covenants under the NPA.

The Notes mature three years from the Closing Date and accrue interest at 13% annually, which is payable monthly in arrears, beginning November 1, 2015. Repayment of principal commences seven months from the Closing Date in monthly installments of 1/48th of the aggregate principal amount of the Notes. The Notes are prepayable at 103%, beginning one year from the Closing Date, in increments of $500,000.

In connection with the issuance of the Initial Note, the Company issued the Purchaser 740,000 shares of its common stock. To the extent that the Deferred Draw Notes are issued, the Company will issue the Purchaser an additional 60,000 shares per $1,000,000 of principal amount of Deferred Draw Notes issued.

The Company granted the Purchaser piggyback registration rights with respect to the shares issued in connection with the Note. The Company also granted the Purchaser a right of first refusal to participate in future financings, where the future purpose of the proceeds is to acquire additional inventory of the Company. The right of first refusal expires upon the earlier of (i) 18 months from the Closing Date or (ii) such time as the aggregate principal amount of outstanding Note is less than $1,500,000. The right of first refusal does not cover conventional public and private securities offerings.

Security Agreement and Subsidiary Guaranty

In connection with the execution of the NPA and issuance of the Note, the Company, BST, We Sell Cellular and certain of their wholly-owned subsidiaries (collectively, the “Debtors”) entered into a Security Agreement for the benefit of BAM and the Purchaser as secured parties. Pursuant to the Security Agreement, the Debtors granted the secured parties a lien on all of the Debtors’ respective assets, including, but not limited to, equipment, inventory, accounts, and intellectual property. The wholly-owned subsidiaries party to the Security Agreement also jointly and severally guaranteed payment and performance of all obligations under the Notes and related transaction documents.

Pledge Agreement and Collateral Assignment Agreement

As additional collateral to guarantee the Notes and related obligations, the Company, BST and We Sell Cellular also entered into a Pledge Agreement for the benefit of BAM and the Purchaser pursuant to which they pledged the equity interests of certain of their wholly-owned subsidiaries, including BST and We Sell Cellular. Under a Collateral Assignment Agreement, the Company also assigned BAM, as agent for the Purchaser, all of its rights under the SPA.

Issuance of shares and RSUs

As a result of the We Sell Cellular acquisition, 150,000 shares of the Company’s common stock underlying RSUs granted in 2014 were delivered to each of Raman and Brauser and, in addition, each received a grant of 150,000 shares of the Company’s common stock. Raman also received a grant of 350,000 RSUs vesting annually over three years beginning October 2016, subject to continued employment.

Convertible Preferred Stock Conversions

In October 2015, 100,000 shares of the Company’s Convertible Series A Preferred Stock were converted into 100,000 shares of common stock. As a result, there are no shares of Convertible Series A Preferred Stock outstanding.

In October 2015, 951,250 shares of the Company’s Convertible Series B Preferred Stock were converted into 60,411 shares of common stock. As a result, there are no shares of Convertible Series B Preferred Stock outstanding.

In October 2015, 146,667 shares of the Company’s Convertible Series C Preferred Stock were converted into 146,667 shares of common stock. As a result, there are no shares of Convertible Series C Preferred Stock outstanding.

In October 2015, 103,232 shares of the Company’s Convertible Series E Preferred Stock were converted into 103,232 shares of common stock. As a result, there are no shares of Convertible Series E Preferred Stock outstanding.

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

Overview

As a result of our acquisition of We Sell Cellular on October 26, 2015, our business has been fundamentally transformed. Key terms of the acquisition are contained in a Form 8-K filed with the SEC on October 27, 2015. Although We Sell Cellular has been very profitable, its financial results are not included in this report, as the acquisition occurred only a few weeks ago.

During the quarter ended September 30, 2015, our management team was substantially involved in negotiating the We Sell Cellular acquisition and arranging the necessary financing for We Sell Cellular to repay its debt and expand its working capital. Our results of operations in this report solely relate to our historical business, excluding the We Sell Cellular business.

The deal between uSell and We Sell Cellular marks the culmination of a relationship that began in the second quarter of 2015 as uSell expanded into the wholesale trade-in market with the launch of its uSell Auctions platform. We Sell Cellular was an early participant in these auctions and has made significant contributions to the development of the technology. uSell’s decision to enter the wholesale trade-in market was made to take advantage of what we see as our largest opportunity: using our unique technology platform to capture a piece of the rapidly expanding carrier and retail trade-in business.

The opportunity to leverage uSell’s technology within the wholesale trade-in market arose in the fourth quarter of 2014. After the launch of the iPhone 6 and iPhone 6 Plus, all of the major carriers, including AT&T and Verizon, and the big box retailers, including Apple and Best Buy, became very aggressive in marketing their trade-in programs. While this market shift created a challenge in terms of marketing directly to consumers, it opened up a much larger opportunity. We believe that trade-in programs will continue to play a strategic role in the marketing and retention strategies of the carriers and big box retailers, as the carriers fully adopt a no-subsidy model and put the financial burden of purchasing smartphones on consumers. Verizon Wireless has confirmed our view of the future with its announcement on August 7, 2015 to discontinue phone subsidies for new customers. Apple has further ensured this future with the announcement of its iPhone Upgrade Program in early September 2015. In order to manage their trade-in programs, the retailers and carriers either use third party processors to refurbish devices before selling them to wholesalers or they sell devices directly to wholesalers that have the proper environmental and data destruction certifications.

We Sell Cellular is among a handful of top tier wholesalers whose primary business is to buy used smartphones that have been traded in with the major carriers and the big box retailers, fully inspect and refurbish these devices, and then sell these devices wholesale and retail through its highly experienced sales force. We Sell Cellular is one of a few wholesalers that is in the final stages of qualifying for R2 certification, the industry standard for both data destruction and environmental protection. We believe that the combination of We Sell Cellular’s financial strength, access to supply, and expertise and uSell’s technology, buyer network, and access to capital is extremely synergistic and provides the combined company with opportunities that were previously unavailable to us separately. We Sell Cellular has built a strong brand in the wholesale industry due to its highly accurate refurbishment methods and its track record of great service. uSell has built an industry-leading marketplace technology, as well as a platform, to make the refurbishment process more efficient. Together, uSell and We Sell Cellular can scale more efficiently while extracting maximum value from used devices.

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

Results of Operations

Overview

During the quarter ended September 30, 2015, we continued to pursue our strategy of eliminating variable marketing spend while we focused on closing the acquisition of We Sell Cellular. This strategy resulted in continued improvement in the historical uSell business as follows:

•	Reduced our loss from operations from $1,751,000 for the three months ended September 30, 2014 to $294,000 for the three months ended September 30, 2015, and from $4,341,000 for the nine months ended September 30, 2014 to $2,299,000 for the nine months ended September 30, 2015.
•	For the three months ended September 30, 2015, operating activities generated positive cash flows of $42,000, compared to negative cash flows of $243,000 for the three months ended June 30, 2015. Excluding legal and accounting fees incurred in connection with the We Sell acquisition, our cash flows generated from operating activities would have been a positive $169,000 for the three months ended September 30, 2015. Cash flows from operations was significantly better in the third quarter, as we realized a full quarter’s benefit from reduced expenditures related to marketing and headcount reductions.
•	Despite reducing marketing spend by 97%, we processed $2,967,000 in GMV for the quarter ended September 30, 2015, compared to $3,170,000 for the quarter ended June 30, 2015 and $5,041,000 for the quarter ended September 30, 2014. GMV is the total value of all closed transactions on our platform.
•	Volume of Orders Completed decreased from 173,200 for the nine months ended September 30, 2014 to 115,300 for the nine months ended September 30, 2015, a decrease of just 33% despite a 97% decrease in marketing spend.
•	Volume of Orders Placed decreased from 387,200 for the nine months ended September 30, 2014 to 209,700 for the nine months ended September 30, 2015, a decrease of just 46% despite an 97% decrease in marketing spend.

Comparison of the Three and Nine Months Ended September 30, 2015 to the Three and Nine Months Ended September 30, 2014

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2015	2014	(Dollars)	(Percentage)
Revenue	$2,699,863	$1,432,388	$1,267,475	88%
Costs and Expenses
Cost of Revenue	2,165,410	164,419	1,984,309	1,096%
Sales and Marketing	55,436	1,885,249	(1,829,813)	-97%
General and Administrative	773,439	1,134,166	(344,045)	-31%
Operating Loss	(294,422)	(1,751,446)	1,457,024	-83%
Other Income	138	798	(660)	-83%
Net Loss	$(294,284)	$(1,750,648)	$1,456,364	-83%

	Nine Months Ended September 30,		Change	Change
	2015	2014	(Dollars)	(Percentage)
Revenue	$7,563,301	$4,174,637	$3,415,664	82%
Costs and Expenses
Cost of Revenue	5,764,471	429,058	5,285,466	1,103%
Sales and Marketing	1,410,476	4,610,795	(3,200,319)	-69%
General and Administrative	2,687,742	3,448,568	(710,879)	-21%
Operating Loss	(2,299,388)	(4,340,784)	2,041,396	-47%
Other Income (Expense)	101	(1,561,889)	1,561,990	-100%
Net Loss	$(2,299,287)	$(5,902,673)	$3,603,386	-61%

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended September 30,
	2015		2014
Seller Electronics Referrals	$2,638,047	97%	$1,229,523	86%
Fulfillment Revenue	31,939	2%	97,046	7%
Advertising Revenue	25,659	1%	87,236	6%
Other Revenue	4,218	0%	18,583	1%
	$2,699,863	100%	$1,432,388	100%

	Nine Months Ended September 30,
	2015		2014
Seller Electronics Referrals	$7,276,046	95%	$3,590,102	87%
Fulfillment Revenue	126,335	2%	235,876	6%
Advertising Revenue	116,280	2%	241,297	6%
Other Revenue	44,640	1%	80,362	1%
	$7,563,301	100%	$2,715,249	100%

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

As a further development to our business model, in October 2014, we launched our “Managed by uSell” service, whereby we partnered with a third party logistics company to inspect and process devices before passing them along to buyers. Under this new model, title to a device passes to uSell upon issuance of payment to the seller, which is generally within one to two days from the receipt of the device at the third party warehouse. Title to a device is then transferred to the buyer upon shipment to the buyer. As a result, starting in October 2014, we began recognizing the full value of the processed devices in both revenues and cost of revenues. This is reflected in our increase in revenue for the three and nine months ended September 30, 2015, as well as the resulting cost of revenue.

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

Sales and Marketing Expenses

The following table compares our revenue to the amount of sales and marketing expenses for the corresponding periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$2,699,863	$1,432,388	$7,563,301	$4,147,637
Sales and Marketing Expenses	$55,436	$1,885,249	$1,410,476	$4,610,795
Percentage of Revenue	2%	132%	19%	111%

Historically, we utilized direct response advertising and marketing campaigns, including television, print and Internet to attract visitors to our website. Our sales and marketing costs included production costs to produce and edit advertisements as well as the costs to run them. As discussed above, we have strategically reduced our marketing staff and marketing spend which has reduced our sales and marketing expenses. In addition, given the correlation between our level of spending on sales and marketing and our revenue, the decrease in sales and marketing expenses has also impacted our revenues.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services, as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to share grants and option grants for services.

Excluding non-cash compensation expense, our general and administrative expenses for the three months ended September 30, 2015 decreased by $253,000, or 30%, compared to the three months ended September 30, 2014. The decrease is mainly attributable to a decrease in salaries and salary related expenses of $179,000, professional fees of $36,000 and credit card processing fees of $34,000. The decrease in salaries and salary related expenses is the result of the reduction in our marketing headcount. Professional fees decreased mainly as a result of lower recruiting fee expense due to our hiring freeze, offset by legal and accounting expenses of $127,000 related to the We Sell Cellular acquisition. Credit card processing fees decreased as a result of the decrease in orders processed on our platform.

Excluding non-cash compensation expense, our general and administrative expenses for the nine months ended September 30, 2015 decreased by $266,000, or 12%, compared to the nine months ended September 30, 2014. The decrease is mainly attributable to a decrease in professional fees of $136,000 and credit card processing fees of $83,000. The decrease in professional fees is mainly attributable to lower recruiting fee expense due to our hiring freeze and lower public relations expense, offset by legal and accounting expenses of $127,000 related to the We Sell Cellular acquisition. Credit card processing fees decreased as a result of the decrease in orders processed on our platform.

Other Income (Expense)

We did not have significant other income (expense) during the three and nine months ended September 30, 2015. In addition, we did not have significant other income (expense) during the three months ended September 30, 2014. Other income (expense) during the nine months ended September 30, 2014 resulted primarily from the conversion of convertible notes in February 2014. As a result of the conversion, the remaining unamortized discount of $874,000, as well as the remaining unamortized balance of debt issue costs of $9,000, were recognized as non-cash interest expense. Additionally, we recorded approximately $9,000 of contractual interest expense and approximately $681,000 of derivative expense related to the change in the market value of the derivative liability on the convertible notes through the date of conversion.

Liquidity and Capital Resources

Our historical cash flow information described below has been significantly impacted by the We Sell Cellular acquisition. In order to acquire We Sell Cellular it was necessary to find a new lender to replace a lender which had lent We Sell Cellular $1,233,000 and provide a new financing source so that We Sell Cellular could expand its inventory of used smartphones. Through our efforts, we found an $8 million financing facility, which is described in detail in the Form 8-K filed on October 27, 2015. At closing, we borrowed $4 million. After payment of closing costs and $300,000 owed to one of the founders of We Sell Cellular and repaying the bank loan, we are using the balance of the initial loan proceeds primarily to acquire inventory.

Cash Flows from Operating Activities

We used $1,281,000 of cash in operating activities during the nine months ended September 30, 2015, a decrease from $2,385,000 of cash used in operating activities during the nine months ended September 30, 2014. Our net loss during the nine months ended September 30, 2015 of $2,299,000 was offset by $654,000 of stock-based compensation and $433,000 of depreciation and amortization. Changes in working capital used $70,000 of cash during the nine months ended September 30, 2015. Our net loss during the nine months ended September 30, 2014 of $5,903,000 was mainly offset by $874,000 from the amortization of remaining debt discount on our convertible notes, $681,000 from the change in the market value of the derivative liability pertaining to our convertible notes, $1,099,000 of stock-based compensation and $403,000 of depreciation and amortization. Changes in working capital provided approximately $452,000 of cash during the nine months ended September 30, 2014.

Cash Flows from Investing Activities

During the nine months ended September 30, 2015, we capitalized $468,000 of website development costs, compared to approximately $498,000 in 2014. We currently do not have any capital obligations or commitments that will require a significant amount of capital.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015, we paid $75,000 in debt issue costs related to the Note Purchase Agreement entered into in connection with the acquisition of We Sell Cellular in October 2015. During the nine months ended September 30, 2014, our financing activities generated approximately $4,650,000 in proceeds from the August 2014 public offering and $1,775,000 in proceeds from the private placement offering of our common stock. In addition, we received proceeds of $300,000 from the sale of our Convertible Series A Preferred Stock and $388,000 from the exercise of warrants. Proceeds from our financing activities were offset by approximately $971,000 of offering costs paid.

Liquidity

During the three months ended September 30, 2015, we substantially improved our cash flows. Cash provided by operating activities for the three months ended September 30, 2105 was $42,000, compared to cash used in operating activities of $234,000 for the three months ended June 30, 2015. This is mainly the result of our cost cutting measures in marketing spend and marketing staff headcount undertaken in March 2015 and our strategic shift to wholesale device acquisition.

Because of our historical operating loss, the condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. With the acquisition of We Sell Cellular, we expect that the going concern qualification will be eliminated. We Sell Cellular has been profitable and with the additional capital provided by our loan facility, we believe We Sell Cellular can expand its revenues and profitability.

Recent Accounting Pronouncements

See Note 3 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding the elimination of our going concern qualification, expanding our future revenue, profitability, ability to borrow the remaining $4 million and liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include our ability to successfully integrate We Sell Cellular, unanticipated material changes to We Sell Cellular’s financial statements in connection with the GAAP audit, changes in the market for used electronics including smartphones, and consumer willingness to continue trading smartphones as carriers eliminate subsidies. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

uSell.com, Inc.

November 9, 2015	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer
(Principal Executive Officer)

November 9, 2015	/s/ Jennifer Calabrese
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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 107 Madison Avenue, 17th Floor, New York, New York 10016.