Form 10-K
period 2015-12-31
usell.com, Inc.
filed 2016-03-31
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10.9 million.

The number of shares outstanding of the registrant’s classes of common stock as of March 30, 2016 was 19,751,999 shares.

PART I

Item 1.	Business.

uSell.com, Inc. is a technology based company focused on extracting the maximum value from used mobile devices, at large scale. uSell acquires products from both individual consumers, on its website, uSell.com, and from major carriers, big box retailers, and manufacturers through its subsidiary, We Sell Cellular, LLC. These devices are then distributed globally, leveraging both a traditional sales force and an online marketplace where professional buyers of used smartphones compete to buy inventory in an on-demand fashion. Through participation on uSell’s marketplace platforms and through interaction with uSell’s salesforce, buyers can acquire high volumes of inventory in a cost effective manner, while minimizing risk.

Device Acquisition

uSell has two primary means of sourcing devices to fuel its marketplace and satisfy demand from its global base of customers. The first source is through its wholly-owned subsidiary, We Sell Cellular, which was acquired in the fourth quarter of 2015. We Sell Cellular is among a handful of top tier wholesalers whose primary business is to buy used smartphones that have been traded in with the major carriers and the big box retailers, fully inspect and grade these devices, and then sell these devices wholesale and retail through its highly experienced sales force. We Sell Cellular is one of a few wholesalers that has qualified for R2 certification, the industry standard for both data destruction and environmental protection.

uSell’s second method of sourcing devices is through its website, uSell.com, where individual consumers can find cash offers for their items based on the make, model, and condition of each item. Upon accepting an offer, consumers can ship their devices for free using either a prepaid shipping kit or shipping label, and then track the progress of their orders online from initiation to final payment of their devices. We have historically utilized consumer oriented advertising efforts, such as direct response television commercials and various forms of Internet advertising, to attract sellers to our website. However, during 2015, we decided to strategically reduce our marketing spend in favor of seeking out wholesale supply.

Device Disposition

We sell devices through three primary means:

•	Utilizing our proprietary marketplace bidding platforms where buyers can source devices on demand
•	Employing our highly experienced sales force to sell devices to its global client base
•	Leveraging third party eCommerce platforms such as eBay and Amazon

We work with professional, wholesale buyers and provide them with a low risk, cost-efficient way to acquire inventory that they can then resell through various means. Through participation in the uSell marketplace or through interaction with our salesforce, our buyers gain access to the high volume of devices that we acquire through both retail and wholesale means, without taking on the risk and investment involved in marketing directly to consumers or purchasing directly from carriers, big box retailers, and manufacturers.

Revenue Model

We make money by either taking possession of devices and selling these devices for a premium (“Principal Device Revenue”) or by facilitating transactions between buyers and sellers and collecting a commission (“Agent Commission Revenue”).

Historically a large part of our retail business utilized the Agent Commission Revenue model, whereby we did not take possession of the devices that were sold by consumers but rather facilitated transactions between these consumers and our network of professional buyers. However, in October 2014, we launched our Managed by uSell service, whereby we partnered with a third party logistics company to inspect and process devices before passing them along to buyers offering the highest prices for each device. By centralizing the inspection process, we standardized the grading procedures for devices, guaranteeing quick processing times and ensuring swift and successful payment to the sellers upon inspection. Through this approach, we take possession of devices for a brief period of time before they are passed on to the ultimate buyer. The bulk of our volume through our retail business now uses this Principal Device Revenue approach. Devices sourced wholesale through our subsidiary, We Sell Cellular, are also bought and sold using the Principal Device Revenue model. Thus, the vast majority of our business is characterized by this approach.

Lastly, we also earn revenue by advertising on our website, uSell.com, and by providing value added services to our buyers.

Company Evolution

Our vision to build the premier marketplace for used mobile devices was established in 2010, as the smartphone trade in market was just beginning to take shape. From the beginning, we recognized the value of connecting a global marketplace of smaller wholesalers, distributors, and retailers with supply that they could otherwise not access. In April, 2012, we acquired ecoSquid Inc., or Acquisition Corp, which had developed the intellectual property that we licensed in order to implement the first iteration of our marketplace platform.

Over the next two years, uSell drove supply into its marketplace by advertising the uSell.com website directly to consumers, primarily through direct response, television advertising. Over time, an analysis of consumer price elasticity indicated that price, more so than any form of paid marketing, was what drove sellers into the marketplace. It became apparent that the way to increase the price that our buyers would pay our sellers for their devices was to reduce risk and eliminate friction in the transaction. These reductions in risk and friction came in many forms: automated shipping and logistics, seamless payment processing, and finally, centralized grading of devices with the launch of our Managed by uSell offering in October, 2014.

By the end of 2014, the trade in market had gone mainstream, as the carriers realized that trade-in was their means of eliminating the costly smartphone subsidies that they had been funding. During the launch of the iPhone 6 and 6S, major carriers like AT&T and Verizon and big box retailers, like Apple and Best Buy, became very aggressive in marketing their trade in programs. While this market shift created a challenge in terms of marketing directly to consumers, it opened up a much larger opportunity to exponentially increase supply in our marketplace by sourcing directly from the major carriers, retailers, and manufacturers.

In 2015, we began seeking partnerships with wholesalers and distributors with direct access to this supply. Our efforts culminated in the acquisition of a top tier wholesaler, We Sell Cellular, in October, 2015. We Sell Cellular is among a handful of top tier wholesalers whose primary business is to buy used smartphones that have been traded in with the major carriers and the big box retailers, fully test and grade these devices, and then sell these devices wholesale and retail through its highly experienced sales force. We believe that the combination of We Sell Cellular’s financial strength, access to supply, and expertise and uSell’s technology, buyer network, and access to capital is extremely synergistic and provides the combined company with opportunities that were previously unavailable to us separately. We Sell Cellular has built a strong brand in the wholesale industry due to its highly accurate testing and grading methods and its track record of great service. uSell has built an industry-leading marketplace technology, as well as a platform, to make the testing and grading process more efficient. Together, uSell and We Sell Cellular can scale more efficiently while extracting maximum value from used devices.

Market Opportunity

Five years ago, trade-in was merely an idea. Less than 10% of consumers at the time reported selling their used mobile devices. The vast majority of these valuable devices wasted away in drawers. Numerous concepts arose to capture this untapped value, from websites that offered to purchase devices directly, to marketplaces that enabled consumers to sell devices peer to peer, to ATM machines that offered cash for smartphones on the spot, and finally to point of sale trade-in systems marketed through carriers and retailers.

At first it was unclear which of these was going to win, but these doubts have been erased over the last twenty-four months, as the wireless carriers realized that trade-in was their means of eliminating the costly smartphone subsidies that they had been funding. The dominant model that has evolved has two components: a leasing or financing component where the consumer is able to defer the cost of a device, and a trade-in component at the end of the term whereby the carrier can capture the residual value of the device. This model has achieved such rapid adoption that Apple offered its own solution in early September, 2015, with the launch of its iPhone Upgrade Program. For retailers like Apple, this model offers a different opportunity: the chance to control the relationship with the consumer. Between the carriers and the retailers, it is estimated that these programs have already achieved between 60-70% adoption.

With 150 million phones sold in the US in 2014 and the majority of these devices coming up for upgrade in 2016, we estimate that the smartphone aftermarket represents a $12 billion annual opportunity in the United States alone. Despite this massive opportunity, there is no dominant marketplace for smartphones in the United States geared towards professional merchants looking to acquire inventory.

Competition

The trade-in market for used mobile devices has gained significant momentum over the last two years. Competitors include:

•	Wireless carriers offering trade-in as a way for consumers to self subsidize smartphones, either through a direct trade-in program, an Equipment Installment Plan (EIP), or a handset lease. While these carriers compete directly with our uSell.com trade-in platform, we also view them as an important channel to source wholesale inventory

•	Retailers and big box stores such as Best Buy and Walmart that have implemented buyback programs. These retailers offer trade-in programs that issue gift cards or store credit. As in the case of the wireless carriers, these retailers compete directly with our uSell.com trade in platform, but they are also a channel to source wholesale inventory

•	Large handset distributors and handset insurance providers such as Brightstar that process and resell traded in devices for the carriers. As in the above cases, these companies also act as a channel to source wholesale inventory

•	Large wholesalers and distributors, similar to We Sell Cellular, that purchase traded in devices from major carriers, big box retailers, manufacturers, and logistics providers. We estimate that, in the United States, there are 5 to 10 wholesalers of similar size to We Sell Cellular with the required certifications and financial resources to service the major carriers and retailers. We believe that, among these wholesalers, there is little to no technology enablement and a general lack of professional management

•	Direct-to-consumer buyers such as Gazelle.com and ecoATM (both owned by Outerwall, Inc.)

•	Traditional online marketplaces such as eBay and online classified sites such as Craigslist. These sites continue to offer an alternative to sellers but require a time intensive review of all available offers and less streamlined logistics. While we compete with these platforms to source devices, we also utilize them to sell devices

Government Regulation

Advertising and promotional information presented to visitors on our websites and other marketing activities that we have undertaken are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. In the United States, Congress has begun to adopt legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. Such legislation includes the Communications Decency Act of 1996, which regulates content of material on the Internet and the Digital Millennium Copyright Act of 1998, which provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. In the area of data protection, the U.S. Federal Trade Commission and certain state agencies have investigated various Internet companies’ use of their customers’ personal information, and certain federal and state statutes regulate specific aspects of privacy and data collection practices. We are also subject to a variety of state and federal regulations and laws including state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and its accompanying regulations and guidelines, including “little” unfair trade practice laws. Because we have in the past and may in the future engage in marketing activities over the Internet and email, we may be subject to some of these laws and regulations.

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

Employees

As of March 14, 2016, we had 72 full-time employees and no part-time employees. None of our employees are subject to a collective bargaining agreement.

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

We lease approximately 2,100 square feet for our corporate headquarters, sales, marketing, development and customer support divisions located in New York, New York 10016 under a lease expiring in August 2018.

We lease approximately 8,200 square feet for our warehouse and office located in West Babylon, New York 11704 under a lease expiring in December 2019.

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

On May 29, 2014, Samsung Telecommunications America, LLC (“Samsung”) filed suit in the Dallas County, Texas State District Court against BST Distribution, Inc. (“BST”) alleging that the Company breached a Distribution Agreement and seeking approximately $152,000 in damages and attorney’s fees. BST has counterclaimed against Samsung alleging fraud and misrepresentation, breach of contract and estoppel and is seeking to recover out of pocket damages and lost profits, as well as attorney’s fees. The case is consolidated with a case filed by We Sell Cellular arising out of the same or similar facts against Samsung alleging fraud and misrepresentation, breach of contract and estoppel. We Sell Cellular is seeking recovery of out of pocket damages, lost profits and attorney fees. Samsung counter claimed against We Sell Cellular alleging breach of contract seeking approximately $152,000 in damages plus attorney fees. The consolidated cases are in the discovery phase of litigation. In connection with the acquisition of BST by uSell, Brian and Scott Tepfer, BST’s then sole shareholders, agreed to pay all further litigation costs and pay any adverse judgement or settlement amount in exchange for retaining any sums BST may recover from Samsung.

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

Our common stock is quoted on the OTC Markets, Inc. under the symbol “USEL.” As of March 29, 2016, the last reported sale price of our common stock as reported by the OTC Markets was $0.87 per share. As of that date, there were approximately 126 shareholders of record. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. All share and per share information in the table below reflects the 1-for-15 reverse stock split which was effected on January 21, 2014.

The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Stock Price
		High	Low
		($)	($)
2015	December 31	2.00	0.72
	September 30	1.25	0.67
	June 30	1.73	0.72
	March 31	2.01	1.00

2014	December 31	2.78	1.82
	September 30	4.02	2.46
	June 30	4.98	2.85
	March 31	5.42	3.37

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

None

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

Overview of 2015 Events

Acquisition of We Sell Cellular

On October 26, 2015, pursuant to a Stock Purchase Agreement (“SPA”), we acquired BST Distribution, Inc., (“BST”), which owns We Sell Cellular, a company primarily engaged in the wholesale acquisition and resale of smartphones and related devices from carriers and big box stores. The total consideration paid for the acquisition amounted to $14,626,000, which consisted of the issuance of 9,358,837 shares of our common stock to Brian Tepfer and Scott Tepfer (together, the “Tepfers”), the former owners of BST, valued at $10,388,000, cash of $3,108,000 and certain Placement Rights (as defined below), valued at $1,130,000. See Note 3 to our Consolidated Financial Statements for further description.

In accordance with the SPA, if the Tepfers elect to sell shares of our common stock, we will use our best efforts to assist the Tepfers in selling their shares of common stock acquired under the SPA for up to $6,000,000 in gross proceeds (together and not each) through private placements or public offerings, with target sales of $1,500,000 quarterly, commencing with the quarter ending December 31, 2015 (“Placement Rights”). If the price per share received by the Tepfers is less than the greater of $1.20 or the product of an EBITDA-based formula, we will issue the Tepfers additional shares of common stock. The Tepfers did not elect to sell shares of common stock during the quarters ending December 31, 2015 and March 31, 2016.

In addition, pursuant to the SPA, we granted the Tepfers certain piggyback registration rights and a right of first refusal to participate in future financings. We also created a pool of 350,000 restricted stock units, shares of restricted stock and options which can be granted to employees of We Sell Cellular designated by the Tepfers and a similar pool for parent company employees designated by our Chief Executive Officer. A total of 655,000 shares were awarded including 55,000 options during the year ended December 31, 2015.

The operating results for We Sell Cellular are included in the consolidated financial statements from the effective date of acquisition of October 26, 2015 through December 31, 2015.

Note Purchase Agreement

On October 23, 2015 (the “Note Closing Date”), in connection with the acquisition of We Sell Cellular, we entered into a Note Purchase Agreement (“NPA”) with BAM Administrative Services, LLC (“BAM”), as agent, and an institutional investor (the “Purchaser”), pursuant to which we issued and sold the Purchaser a 1% original issue discount Secured Term Note in the aggregate principal amount of $4,040,000 (the “Initial Note”) in exchange for gross proceeds of $4,000,000. Within six months of the Note Closing Date, we may, subject to certain conditions, elect to receive up to two additional draws of funds in connection with the issuance of additional 1% original issue discount Secured Term Note (the “Deferred Draw Notes,” and with the “Initial Note,” the “Notes”). The NPA provides that the Company may elect to receive a total of another $4,000,000 under the Deferred Draw Notes in compliance with the covenants under the NPA.

The Notes mature three years from the Note Closing Date and accrue interest at 13% annually, which is payable monthly in arrears, beginning November 1, 2015. Repayment of principal commences seven months from the Note Closing Date in monthly installments of 1/48th of the aggregate principal amount of the Notes. The Notes are prepayable at 103%, beginning one year from the Note Closing Date, in increments of $500,000. See page 6 for a description of the amendment to the NPA that will delay the initial amortization date to September 1, 2017.

In connection with the issuance of the Initial Note, we issued the Purchaser 740,000 shares of its common stock. On December 1, 2015, we elected to borrow an additional $2,000,000 and issued the Purchaser a Deferred Draw Note in the principal amount of $2,020,000 and issued the Purchaser an additional 120,000 shares of common stock. To the extent that the Deferred Draw Notes are issued, we will issue the Purchaser an additional 60,000 shares per $1,000,000 of principal amount of Deferred Draw Notes issued.

We granted the Purchaser piggyback registration rights with respect to the shares issued in connection with the Note. We also granted the Purchaser a right of first refusal to participate in future financings, where the future purpose of the proceeds is to acquire additional inventory. The right of first refusal expires upon the earlier of (i) 18 months from the Note Closing Date or (ii) such time as the aggregate principal amount of outstanding Note is less than $1,500,000. The right of first refusal does not cover conventional public and private securities offerings.

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

As additional collateral to guarantee the Notes and related obligations, the Company, BST and We Sell Cellular also entered into a Pledge Agreement for the benefit of BAM and the Purchaser pursuant to which they pledged the equity interests of certain of their wholly-owned subsidiaries, including BST and We Sell Cellular. Under a Collateral Assignment Agreement, we also assigned BAM, as agent for the Purchaser, all of its rights under the SPA.

On March 30, 2016, the Company and BAM entered into an agreement to modify the NPA and take the following steps:

•	The Company will issue the Second Deferred Draw Note and receive an additional $2 million;
•	The Purchaser will receive an additional 350,000 shares of restricted common stock, consisting of the 120,000 shares required by the original NPA for each $2 million borrowed under the Deferred Draw Notes and an additional 230,000 shares as consideration for the favorable modification listed below;
•	The interest rate will be increased by one-quarter of one percent (25 basis points);
•	The EBITDA covenants will not apply until September 2017;
•	The amortization period of the principal will not commence until September 1, 2017;
•	The Company will get 75% credit for new purchase orders towards the borrowing base of the facility instead of the current 50%; and
•	The Company will get a 90% credit for inventory in transit towards the borrowing base instead of the current 75%.

The Company expects to close the remaining $2 million on or shortly after the filing of this Report, since all required steps have been taken and all signatures and the stock are being held in escrow pending funding.

2015 Financial Highlights

As a result of the We Sell Cellular acquisition, our business was fundamentally transformed and our financial situation substantially improved. The financials contained within this Form 10K reflect just over two months of joint operations, as the acquisition was consummated in the last week of October, 2015. Key financial metrics were as follows:

•	Working capital increased to $5,597,000 at December 31, 2015 from $1,684,000 at December 31, 2014.
•	Stockholders’ equity increased to $13,990,000 at December 31, 2015 from $2,569,000 at December 31, 2014.
•	Revenues increased by $20,429,000, or 306%, from $6,665,000 for the year ended December 31, 2014 to $27,094,000 for the year ended December 31, 2015.
•	Net loss decreased by $4,656,000, or 64%, from $7,288,000 for the year ended December 31, 2014 to $2,632,000 for the year ended December 31, 2015.
•	Net loss decreased from $1,386,000 for the quarter ended December 31, 2014 to $333,000 for the quarter ended December 31, 2015.
•	Adjusted EBITDA, a non-GAAP financial measure, improved from ($3,619,000) for the year ended December 31, 2014 to ($795,000) for the year ended December 31, 2015. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.
•	Adjusted EBITDA, a non-GAAP financial measure, improved from ($780,000) for the quarter ended December 31, 2014 to $321,000 for the quarter ended December 31, 2015. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.

New Accounting Pronouncements

See Note 2 to the accompanying Consolidated Financial Statements contained herein for a discussion of recent accounting pronouncements.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the Securities and Exchange Commission (“SEC”), we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that if incorrect could have a material adverse impact on our results of operations and financial condition. See Note 2 to our Consolidated Financial Statements contained herein for further discussion regarding our critical accounting policies and estimates.

Capitalized Technology Costs

In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, we capitalize certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized technology costs are amortized over the estimated useful lives of the software assets on a straight-line basis, generally not exceeding three years.

Business Combinations

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of comprehensive loss.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We consider our market capitalization and the carrying value of our assets and liabilities, including goodwill, when performing the goodwill impairment test. When conducting the annual goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, we then apply a two-step impairment test. The two-step impairment test first compares the fair value of our reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, we determine the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations.

Intangible assets represent customer relationships and trade names/trademarks related to We Sell Cellular. Finite lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite lived intangible assets are not amortized, but instead are subject to impairment evaluation.

We periodically review the carrying values of our intangible assets and other long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and record an impairment charge when considered necessary. When circumstances indicate that an impairment of value may have occurred, we test such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying amount of the asset over its estimated fair value, is recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Principal Device Revenue

Through our We Sell Cellular subsidiary, we generate revenue from the sale of our cellular telephones and related equipment and recognize revenue “FOB shipping point.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave our warehouse. Payment terms generally require payment once an order is placed. We allow customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data.

Under our “Managed by uSell” service on uSell.com, which was launched in October 2014, we partner with a third party logistics company to inspect, wipe and process devices before passing them along to buyers. Under this model, title to a device passes to uSell upon issuance of payment to the seller, which is generally within one to two days from the receipt of the device at the third party warehouse. Title to a device is then transferred to the buyer upon shipment to the buyer.

Agent Commission Revenue

In certain cases, sellers on our uSell.com website are shown a larger list of offers directly from third party buyers interested in purchasing their devices. These offers are shown instead of or in addition to the “Managed by uSell” offer. If a seller chooses one of these offers, s/he ships his/her device directly to the buyer, rather than to our third party warehouse. The buyer is then responsible for testing the device, servicing the customer, and ultimately paying the seller for the device or returning it. During 2013, and into 2014, we earned up front “lead fees” from buyers when sellers accepted such offers on our website and filled out a form to request a free shipping kit. This fee was received regardless of whether the sellers ultimately sent in their devices to the buyers. We recognized revenue upon online acceptance of the buyer’s offer by the seller. Beginning in February 2014, we began to charge a commission to our buyers only when the seller sent in a device and was successfully paid for it. This approach reduced risk for our buyers and better aligned our incentives with them. We therefore began to recognize Agent Commission Revenue upon payment to the seller.

Fulfillment Revenue

We offer fulfillment services on behalf of our buyers for the items sold using the Agent Commission Revenue approach outlined above. We act as the agent in these fulfillment services transactions, passing orders booked by our buyers to our third party fulfillment vendor, who then assembles the kits and mails them directly to the sellers. We earn a standard fee from our buyers and recognize revenue upon shipment of the kits to the sellers. We evaluated the presentation of revenue on a gross versus net basis and determined that since we perform as an agent without assuming the risks and rewards of ownership of the goods, revenue should be reported on a net basis.

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

Results of Operations

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	Years Ended December 31,		Change	Change
	2015	2014	(Dollars)	(Percentage)
Revenue	$27,093,928	$6,665,429	$20,428,499	306%
Cost of Revenue	23,549,098	1,921,175	21,627,923	1,126%
Gross Profit	3,544,830	4,744,254	(1,199,424)	(25)%
Operating Expenses:
Sales and Marketing	2,037,371	5,811,873	(3,774,502)	(65)%
General and Administrative	6,344,539	4,659,710	1,684,829	36%
Total Operating Expenses	8,381,910	10,471,583	(2,089,673)	(20)%
Operating Loss	(4,837,080)	(5,727,329)	890,249	(16)%
Other Expense	(188,289)	(1,561,153)	1,372,864	(88)%
Income Tax Benefit	(2,392,994)	-	(2,392,994)	100%
Net Loss	$(2,632,375)	$(7,288,482)	$4,656,107	(64)%

Revenue by Type

The following table breaks down our revenue by type:

	Years Ended December 31,
	2015		2014
Principal Device Revenue	$26,238,124	97%	$1,531,227	23%
Agent Commission Revenue	516,232	2%	4,430,052	66%
Other	339,572	1%	704,150	11%
	$27,093,928	100%	$6,665,429	100%

Principal Device Revenue increased by $24,707,000, or 1,614%, from $1,531,000 for the year ended December 31, 2014 to $26,238,000 for the year ended December 31, 2015. Agency Commission Revenue decreased by $3,914,000, or 88%, from $4,430,000 for the year ended December 31, 2014 to $516,000 for the year ended December 31, 2015. Principal Device Revenue related to We Sell Cellular amounted $17,646,000 for the period from October 27, 2015 through December 31, 2015. Historically a large part of our retail business utilized the Agent Commission Revenue model, whereby we did not take possession of the devices that were sold by consumers but rather facilitated transactions between these consumers and our network of professional buyers. However, in October 2014, we launched our Managed by uSell service, whereby we partnered with a third party logistics company to inspect and process devices before passing them along to buyers offering the highest prices for each device. By centralizing the inspection process, we standardized the grading procedures for devices, guaranteeing quick processing times and ensuring swift and successful payment to the sellers upon inspection. Through this approach, we take possession of devices for a brief period of time before they are passed on to the ultimate buyer. By the end of 2015, the bulk of our volume through our retail business used this Principal Device Revenue approach. Devices sourced wholesale through our subsidiary, We Sell Cellular, are also bought and sold using the Principal Device Revenue model. Thus, the vast majority of our business is now characterized by this approach.

Cost of Revenue

Cost of revenue increased by $21,628,000 or 1,126% from $1,921,000 for the year ended December 31, 2014 to $23,549,000 for the year ended December 31, 2015. Cost of revenue related to We Sell Cellular amounted to $16,207,000 for the period from October 27, 2015 through December 31, 2015. Prior to the launch of our Managed by uSell service, our cost of revenue for generating transactions for our buyers on uSell.com consisted primarily of costs to access and maintain our website, as well as amortization expense on our technology platform software. Starting in October 2014, cost of revenue pertaining to the sale of devices through our Managed by uSell service began to include the cost of acquiring the device, as well as any other direct costs and expenses required to inspect and process the devices internally before shipping them to the buyers. Furthermore, with the acquisition of We Sell Cellular we saw a substantial increase in Principal Device Revenue associated with the wholesale acquisition and sale of devices. Accordingly, our cost of revenue has increased substantially.

Sales and Marketing

Sales and marketing expense decreased $3,775,000, or 65%, from $5,812,000 during the year ended December 31, 2014 to $2,037,000 during the year ended December 31, 2015 mainly as a result of our decision to strategically reduce our marketing staff and marketing spend in favor of seeking out wholesale supply. With the We Sell Cellular acquisition and our newfound ability to source devices directly from the carriers, retailers, and manufacturers, our primary sales and marketing expenses have shifted from consumer marketing to paying out sales commissions. We believe this shifting profile will enable us to scale volume significantly while maintaining sales and marketing expense as a much lower percentage of sales than in prior years. Sales and marketing include $579,000 of expenses related to We Sell Cellular for the period from October 27, 2015 through December 31, 2015.

General and Administrative

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to share grants and option grants for services.

Excluding non-cash compensation expense, our general and administrative expenses for the year ended December 31, 2015 increased by $223,000, or 7%, compared to the year ended December 31, 2014. The increase is mainly attributable to the increase in depreciation and amortization expense. Depreciation and amortization expense increased by $248,000, from $4,530 for the year ended December 31, 2014 to $252,649 for the year ended December 31, 2015, mainly as a result of the amortization of the intangible assets acquired in connection with the We Sell Cellular acquisition. Not included in this amount is $567,000 and $611,000 of amortization expense for the years ended December 31, 2015 and 2014, respectively, related to our capitalized technology, which is included in cost of revenues.

Offsetting the increase in general and administrative expenses is a decrease in salary and salary-related expenses of $405,000 and professional fees of $206,000. The decrease in salaries and salary related expenses is the result of the reduction in our marketing headcount. Professional fees decreased mainly as a result of lower recruiting fee expense due to our hiring freeze, offset by legal and accounting expenses of $294,000 related to the We Sell Cellular acquisition. General and administrative expenses include $556,000 of expenses related to We Sell Cellular for the period from October 27, 2015 through December 31, 2015.

Non-cash compensation expense amounted to $2,954,000 and $1,492,000 for the years ended December 31, 2015 ad 2014, respectively. The increase in compensation expense is mainly the result of the accelerated vesting of previously granted restricted stock units and stock options and the granting of certain restricted stock units in connection with the We Sell Cellular acquisition on October 26, 2015.

Other Income (Expenses)

Other expense during the year ended December 31, 2015 is primarily comprised of interest expense attributable to the NPA entered into in October 2015 in connection with the We Sell Cellular acquisition.

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

Income Tax Benefit

The benefit for income taxes for the year ended December 31, 2015 relates to the release of the valuation allowance resulting from the deferred tax liability related to the intangible assets acquired from We Sell Cellular.

Non-GAAP Financial Measure - Adjusted EBITDA

We make reference to “Adjusted EBITDA,” a measure of financial performance not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Management has included EBITDA because it believes that investors may find it useful to review our financial results as adjusted to exclude items as determined by management. Reconciliations of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net loss, to the extent available without unreasonable effort, are set forth below. The Company defines Adjusted EBITDA as earnings or (loss) from continuing operations before the items noted in the table below.

Management believes Adjusted EBITDA provides a meaningful representation of our operating performance that provides useful information to investors regarding our financial condition and results of operations. Adjusted EBITDA is commonly used by financial analysts and others to measure operating performance. Furthermore, management believes that this non-GAAP financial measure may provide investors with additional meaningful comparisons between current results and results of prior periods as they are expected to be reflective of our core ongoing business. However, while we consider Adjusted EBITDA to be an important measure of operating performance, Adjusted EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Further, Adjusted EBITDA, as we define it, may not be comparable to EBITDA, or similarly titled measures, as defined by other companies.

The following table presents Adjusted EBITDA, a non-GAAP financial measure, and provides a reconciliation of Adjusted EBITDA to the directly comparable GAAP measure reported in the Company’s consolidated financial statements:

	Three Months Ended		Year Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net loss	$(333,000)	$(1,386,000)	$(2,632,000)	$(7,288,000)
Income tax benefit	(2,393,000)	-	(2,393,000)	-
Stock-based compensation expense	2,300,000	394,000	2,954,000	1,492,000
Depreciation and amortization	386,000	213,000	820,000	616,000
Acquisition related costs	173,000	-	268,000	-
Interest expense	188,000	-	189,000	892,000
Interest and other income	-	(1,000)	(1,000)	(3,000)
Gain on settlement of accounts payable	-	-	-	(9,000)
Change in fair value of derivative liability	-	-	-	681,000
Adjusted EBITDA	$321,000	$(780,000)	$(795,000)	$(3,619,000)

For the first time in the Company’s operating history, we experienced positive Adjusted EBITDA for the three months ended December 31, 2015. This was primarily the result of the We Sell Cellular acquisition, but was also positively impacted by efficiency gains within our legacy retail business. These efficiency gains were a direct result of our strategic decision to reduce marketing staff and marketing spend in favor of the wholesale acquisition of devices.

Liquidity and Capital Resources

We do not yet have a sustained history of financial stability. Historically, our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. We believe that, with our recent acquisition of We Sell Cellular, the closing of the final $2 million under our financing facility, and our current available cash along with the anticipated increase in revenues, we will have sufficient funds to meet our anticipated cash needs for the next 12 months.

There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future. We cannot assure you that financing will enable us to meet our working capital needs. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Our cash flow has been significantly impacted by the We Sell Cellular acquisition. In connection with the acquisition, we entered into an $8 million financing facility, of which we have borrowed $6 million as of December 31, 2015 and $2 million on or shortly after the filing of this Report. The proceeds were used, in part, to fund the acquisition of We Sell Cellular, in order for them to repay a previously existing bank loan, repay an amount due to one of the founders of We Sell Cellular and for the purchase of inventory. The remaining proceeds have been primarily used for the purchase of inventory and working capital needs. The Company is required to begin repaying the principal of this loan in 1/48th increments beginning May 23, 2016. Upon the closing of the amendment to our existing loan facility, the initial amortization payments will be postponed until September 1, 2017 and be amortized until the maturity date of October 23, 2018.

Cash Flows from Operating Activities

We used $3,343,000 of cash in operating activities during the year ended December 31, 2015, compared to $3,485,000 during the year ended December 31, 2014. Our net loss during the year ended December 31, 2015 of $2,632,000 was primarily affected by an income tax benefit of $2,393,000, offset by $2,954,000 of stock-based compensation and $820,000 of depreciation and amortization. Changes in working capital used $2,148,000 of cash during the year ended December 31, 2015.

Our net loss during the year ended December 31, 2014 of $7,288,000 was mainly offset by $1,492,000 of stock-based compensation, $874,000 from the amortization of remaining debt discount on our Convertible Notes, $681,000 from the change in the market value of the derivative liability pertaining to our Convertible Notes and $616,000 of depreciation and amortization. Changes in working capital provided $121,000 of cash during the year ended December 31, 2014.

Cash Flows from Investing Activities

During the year ended December 31, 2015, we paid $2,366,000 in connection with our acquisition of We Sell Cellular on October 26, 2015, we capitalized $601,000 of website development costs and purchased $17,000 of property and equipment. Our restricted cash account changed by $801,000 as a result of our requirement under the NPA to maintain a dedicated bank account controlled by BAM.

During the year ended December 31, 2014, we capitalized $657,000 of website development costs.

Cash Flows from Financing Activities

During the year ended December 31, 2015, we received $6,000,000 in proceeds under our NPA and paid $239,000 in costs associated with the NPA.

During the year ended December 31, 2014, our financing activities generated $4,650,000 in proceeds from the August 2014 public offering and $1,775,000 in proceeds from the private placement offering of our common stock. In addition, we received proceeds of $300,000 from the sale of our Convertible Series A Preferred Stock and $388,000 from the exercise of warrants. Proceeds from our financing activities were offset by $1,042,000 of offering costs paid.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk.  You should carefully consider the following Risk Factors before deciding whether to purchase or sell securities of uSell.  Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.  If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected.  In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Business

uSell and We Sell Cellular may not realize all of the anticipated benefits of the We Sell Cellular acquisition.

To realize the anticipated benefits of the acquisition, the combined company must successfully integrate the businesses of uSell and We Sell Cellular. This integration will be complex and time-consuming.

Potential difficulties uSell and We Sell Cellular may encounter include, among others:

•	unanticipated issues in integrating logistics, information, communications and other systems;
•	integrating personnel from the two companies while maintaining focus on providing a consistent, high quality level of service;
•	integrating complex systems, technology, networks and other assets of We Sell Cellular in a seamless manner that minimizes any adverse impact on suppliers, employees and buyers;
•	performance shortfalls at one or both of the companies as a result of the diversion of management's attention from day-to-day operations caused by activities surrounding the completion of the acquisition and integration of the companies’ operations;

•	potential unknown liabilities, liabilities that are significantly larger than anticipated, unforeseen expenses or delays associated with the acquisition and the integration process;
•	unanticipated changes in applicable laws and regulations;
•	the impact on usell’s internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002, including, but not limited to, complexities that arise as a result of integrating the accounting system and internal controls of a private company with that of a public company; and
•	complexities associated with managing the larger, combined business.

Some of these factors are outside the control of either company.

uSell has not completed a merger or acquisition comparable in size or scope to this acquisition. The failure of the combined company to successfully integrate the operations of uSell and We Sell Cellular or otherwise to realize any of the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect its results of operations. The integration process maybe more difficult, costly or time-consuming than anticipated, which could cause uSell’s stock price to decline.

If we are unable to raise sufficient capital, we will not be able to purchase additional inventory to grow our business and our results of operations will be adversely affected.

In order to continue growing operations, we will need to purchase a larger number of phones to sell to buyers which will require us to raise capital. Because of the difficulty that microcap companies have in raising capital, the lack of available credit for companies like us, and our stock price, we may be hampered in our ability to raise the necessary working capital. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.

Additionally, as partial consideration for the acquisition of We Sell Cellular, the Company entered into Employment Agreements with the then principals of We Sell Cellular, Messrs. Brian and Scott Tepfer. The Employment Agreements contain non-compete provisions which prohibit the Tepfers from competing against the Company; however, these provisions terminate if uSell fails to sell a total of $6 million of stock owned by the Tepfers by not later than August 2017. In such event, either of the Tepfers may compete with uSell and take their existing supplier relationships away from uSell and the We Sell Cellular business, revenues and profitability would be adversely affected.

If we fail to meet the covenants under our loan agreement, we may sustain material adverse consequences including the possibility of the Purchaser declaring a default.

As is customary with institutional loan agreements, our loan agreement requires us to meet future a number of financial covenants. If we fail to comply with any of these covenants, we may sustain a number of material adverse consequences including:

•	we may incur penalties which may be material; and
•	the Purchaser may declare a default which may cause us to cease operations or seek relief from a bankruptcy court.

If any of these events were to occur, your investment may be lost. As described earlier, the Company has entered into an agreement with BAM to permit it to borrow the remaining $2 million and make changes favorable to us including postponing an EBITDA covenant until September 30, 2017. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we pay too much or do not offer a sufficient amount to our suppliers for phones, our revenues will be adversely affected.

Recently, we acquired We Sell Cellular which primarily engages in the wholesale acquisition and resale of smartphones and related devices from carriers and big box stores. The We Sell Cellular business is reliant on its ability to purchase phones at low prices which result in profitability on liquidation. Conversely, if the prices that We Sell Cellular offers suppliers for the phones are too low, than we will be unsuccessful at obtaining the phones and our revenues will be adversely affected. Although we believe that the combination of uSell’s technology platform and access to capital and We Sell Cellular’s brand and relationships with suppliers in the wholesale industry will provide investors with significant value, we cannot assure you that the acquisition of We Sell Cellular will result in profitability for uSell.

Because we acquired 94% of our phones in 2015 from one supplier, if that supplier reduces its sales to us, it may adversely affect our results of operations.

We Sell Cellular’s business has been characterized by a high degree of supplier concentration. In 2015, We Sell Cellular purchased 94% of its inventory from one supplier. Unless we were to find new large suppliers, the relationship with this supplier is vital to the continued success of We Sell Cellular. We Sell Cellular continues to purchase phones from this supplier, however, as in any private company acquisition, the policies and internal controls of the public company may not integrate well with the relationships that the private company had prior to becoming a part of an SEC reporting company. Although this supplier continues to sell We Sell Cellular phones in large quantities, we cannot assure you that the supplier will continue to provide us with phones at a cost effective rate for any reason. In the event that our relationship with the supplier was terminated or the number of phones supplied to We Sell Cellular from this supplier were reduced, our revenues and profitability would be adversely affected.

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

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers including Nikhil Raman, uSell’s Chief Executive Officer, Brian Tepfer, We Sell Cellular’s Chief Executive Officer and Scott Tepfer, We Sell Cellular’s President, each of whom may be difficult to replace. The loss of the services of any of these officers and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Because we rely on the continuing rapid pace of technological development in the smartphone and tablet industries, if innovation in these industries were to decrease or providers were to extend the upgrade cycles on phones, our future results of operation will be adversely affected.

We believe that one of the driving factors for the potential success of our business is the continued improvements and developments in the smartphone industry as well as the continued reduction in the amount of time consumers have to wait to upgrade their phones with no penalties. Because consumers have in the past expressed a continual need to have the latest generation phones and iPads or other tablets, the opportunity for liquidating these huge quantities of depreciating assets in a profitable yet efficient manner is very promising. If innovation in smartphone or tablet device technology were to level off, the upgrade cycles were to be extended or there were fewer new phone launches, the purchase of new phones and tablets could be diminished, reducing the demand for used electronics and consequently the wholesale market for them. In such an event, our results of operations would suffer and we may not be able to continue operations.

Because we rely on information technology to operate our businesses and maintain our competitiveness, any failure to adapt to technological developments or industry trends could harm our business.

We depend upon the use of sophisticated information technology, including software. As our operations grow in both size and scope, we must continuously improve and upgrade our systems including our hardware and infrastructure to offer our enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving industry standards while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings and the changing demands of the marketplace. In particular, expanding our systems and infrastructure to meet any potential increases in business volume will require us to commit additional financial, operational and technical resources before those increases materialize, with no assurance that they actually will. Furthermore, our use of this technology could be challenged by claims that we have infringed upon the patents, copyrights or other intellectual property rights of others.

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

If we experience system interruptions, it may cause us to lose customers and may harm our business.

Our inability to maintain and improve our information technology systems and infrastructure may result in system interruptions. System interruptions and slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity may prevent us from efficiently providing services to the buyers and/or customers on our website, which could result in our losing customers and revenue

We lease space for our data center and rely on a co-location partner for power, security, connectivity and other services. We also rely on third party providers for bandwidth and content delivery. We do not control these vendors and it would take significant time and effort to replace them. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, hurricanes, computer viruses, computer denial of service attacks or other attempts to harm our systems. If the site is unavailable when customers attempt to access it or access is slower than a customer expects, customers may stop visiting our site and become less likely to return, if at all. We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of user experience and site performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems, and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer.

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

A party who is able to breach the security measures on our networks could misappropriate either our proprietary information or the personal information provided by participants on our website, or cause interruptions or malfunctions in our operations. Hacking of websites is a growing problem. If we grow and obtain more visibility, we may be more vulnerable to hacking. We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse effect on our financial performance and operating results.

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

If there is new tax treatment of companies engaged in Internet commerce, it could adversely affect the commercial use of our services and our financial results.

Due to the global nature of the Internet, it is possible that governments might attempt to tax our activities. New or revised tax regulations may subject us to additional sales, income and other taxes.  New York State, for example, taxes online sales. Recently there has been movement toward Congress permitting states and localities to impose sale taxes on online purchases. Recently, the United States Senate passed legislation to permit taxation of Internet sales but it stalled in the House of Representatives. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and especially sales taxes would likely increase the cost of doing business online, and increase the cost of doing business over the Internet. Any of these events will increase our costs and adversely affect our business and results of operations.

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

The Internet industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A party may assert patent and other intellectual property infringement litigation against us claiming our platform infringes on its patents or otherwise violates its intellectual property rights.  Any lawsuit, whether or not successful, could:

•	Divert management’s attention;
•	Result in prohibitive costs;
•	Require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions, including listing on a national securities exchange like NASDAQ. The market price of our common stock on the OTC Markets is less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. We will remain subject to the “penny stock” rules unless our stock price is above $5.00.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to integrate We Sell Cellular efficiently;
•	Our failure to increase revenue in each succeeding quarter;
•	Our failure to achieve and maintain profitability;
•	Our failure to meet our revenue and earnings guidance or our failure to meet financial analysts’ performance expectations;
•	The loss of a number of suppliers (see risk factor on page 14) or our failure to attract more suppliers;
•	The loss of a number of buyers or our failure to attract more buyers;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	An adverse court ruling or regulatory action;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing which is dilutive to our shareholders;
•	Our announcement of a change in the direction of our business; or
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

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

Because our executive officers and directors beneficially own a significant amount of our common stock, it is likely that they will continue to be able to exert significant control over matters which require shareholder approval including election of directors and the future sale of our business.

As of March 30, 2016, our executive officers and directors beneficially owned approximately 55% of our outstanding voting stock. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval and, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock you may believe are in your best interest as one of our shareholders.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Name	Age	Position
Nik Raman	32	Chief Executive Officer and Director

Daniel Brauser	35	Executive Chairman

Jennifer Calabrese	45	Executive Vice President of Finance and Chief Financial Officer

Peter Benz	56	Director

Grant Fitzwilliam	48	Director

Amitabh Jhawar	34	Director

Brian Tepfer	37	Director

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

Daniel Brauser has served as a director since July 23, 2008 and as Executive Chairman since November 6, 2014. From October 16, 2013 to November 6, 2014, Mr. Brauser served as our Chief Executive Officer. Additionally, Mr. Brauser served as our Chief Executive Officer from July 10, 2012 until October 10, 2012. Prior to being appointed Chief Executive Officer, Mr. Brauser served as our Chief Financial Officer from July 23, 2008 through July 10, 2012. From July 23, 2008 through May 7, 2009, Mr. Brauser also served as our President and Chief Operating Officer. From November 2005 until September 2007, Mr. Brauser served as the Senior Vice President of Health Benefits Direct Corporation. In March 2015, Mr. Brauser was appointed as a director of IDI, Inc. (NYSE MKT: IDI). Mr. Brauser was selected as a director for his extensive experience managing the growth of young companies from start-up through to maturity. In addition, as a founder of our reverse logistics business, Mr. Brauser possesses an in-depth understanding of the challenges and risks and characteristics unique to our business model and the reverse logistics market.

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

Peter Benz was appointed a director on May 15, 2014. Mr. Benz is the Chief Executive Officer of Viking Asset Management, LLC, an asset and investment management company which he founded in 2001. Since January 2012, Mr. Benz has served as a director of Starboard Resources, Inc. Since June 2015, Mr. Benz has served as a director of IDI, Inc. (NYSE MKT: IDI). Mr. Benz was appointed a director as a result of his knowledge and experience in developing companies and capital markets that strengthen our Board's collective qualifications, skills, and experience.

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

Brian Tepfer was appointed a director in October 2015 in connection with the acquisition of We Sell Cellular. Mr. Tepfer was the Chief Executive Officer of BST for over five years prior to the We Sell Cellular acquisition. Mr. Tepfer was appointed as a director in connection with the We Sell Cellular acquisition and for his expertise and extensive knowledge of the smartphone wholesale business.

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

Board Committees and Charters

The Board and its Committees meet and act by written consent from time to time as appropriate. The Board has formed and appointed members to its: Audit, Compensation and Nominating and Corporate Governance Committees. Committees are expected to regularly report on their activities and actions to the Board. Each of the Audit Committee and the Compensation Committee each have a written charter approved by the Board. Each of our committee charters, as well as our Code of Ethics and Insider Trading Policy are available through the “Investors” section on our website, which can be found at www.uSell.com. The information on, or that can be accessed through, our website is not incorporated herein. In addition, we will provide a copy of any of the foregoing documents, without charge, to anyone that requests one in writing to uSell.com, Inc., 171 Madison Avenue, 17th Floor, New York, New York 10016, Attention: Corporate Secretary.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation	Nominating & Corporate Governance

Peter Benz	√	√	√	√
Daniel Brauser
Grant Fitzwilliam	√	Chairman		√
Amitabh Jhawar	√	√	√
Nik Raman
Brian Tepfer

Independence

Our Board has determined that Messrs. Benz, Fitzwilliam and Jhawar are independent under the NASDAQ Stock Market listing rules and are independent in accordance with the NASDAQ independence standards for audit committees and compensation committees.

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

Presently, the largest risk affecting uSell is having sufficient liquidity to expand the business, integration of the We Sell and uSell business, and maintaining our relationship with our largest supplier and obtaining additional suppliers. The Board actively interfaces with management on seeking solutions.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at uSell.com, Inc., 171 Madison Avenue, 17th Floor, New York, New York 10016, Attention: Corporate Secretary, or by facsimile (888) 748-1120. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2014 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a) with the exception of a Form 4 reporting one transaction by Jennifer Calabrese, the Company’s Chief Financial Officer, as a result of legal counsel’s failure to timely file the document on her behalf.

Item 11.	Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000 in 2015. We refer to these persons as the “Named Executive Officers.” With the exception of its Chief Executive Officer, the Company had no other executive officers whose compensation exceeded $100,000 in 2015.

2015 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Total ($)
Nik Raman(3)	2015	147,920	385,000	532,920
Chief Executive Officer	2014	124,918	720,000	844,918

Daniel Brauser(3)	2015	33,654	115,500	149,154
Executive Chairman	2014	125,961	720,000	845,961

(1)	Represents cash paid for salary.
(2)	The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent equity awards and do not reflect the actual amounts that may be realized by the Named Executive Officer. Our assumptions with respect to the calculation of these values are set forth in Note 2 of our Consolidated Financial Statements contained herein.
(3)	In October 2015, in connection with the acquisition of We Sell Cellular, Messrs. Raman and Brauser were each granted 150,000 fully vested shares of restricted stock. Also in October 2015, in connection with the acquisition of We Sell Cellular, Mr. Raman was granted 350,000 restricted stock units which vest annually over a three-year period, subject to continued employment with uSell on each applicable vesting date and fully vesting upon a change of control of uSell.

Named Executive Officer Employment Arrangement

Nik Raman. Prior to April 1, 2015, Mr. Nik Raman received a base salary of $175,000 per year under an oral contract. Effective April 1, 2015, Mr. Raman’s base salary was reduced to $140,000.

Daniel Brauser. Prior to April 1, 2015, Mr. Daniel Brauser received a base salary of $175,000 per year under an oral contract. Effective April 1, 2015 Mr. Brauser is no longer paid a base salary.

Termination Provisions

No Named Executive Officer is entitled to any severance rights.

Outstanding Equity Awards at 2015 Fiscal Year-End

Listed below is information with respect to unexercised options and shares of common stock that have not vested for each Named Executive Officer outstanding as of December 31, 2015:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)

Nik Raman	350,000	430,500

(1)	Represents unvested restricted stock units. Market value is based on $1.23 closing price on December 31, 2015.

Does not include shares of restricted stock or restricted stock units that were granted after December 31, 2015.

Director Compensation

We do not pay cash compensation to our directors for service on our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members.

2015 Director Compensation

None of our non-employee directors were awarded, paid or earned any compensation serving on the Board during 2015.

On January 6, 2016, we granted 100,000 shares to Mr. Benz, including 10,000 shares as an Audit Committee member, 70,000 shares to Mr. Jhawar, including 10,000 shares as an Audit Committee member, and 20,000 shares to Mr. Fitzwilliam for service as Audit Committee Chairman. Each of the awards vest in two equal annual increments, subject to continued service on each vesting date, with the first vesting date being one year from the grant date, and full vesting upon a change in control.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2015.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options warrants and rights (b)($)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a))(2) (c)
Equity compensation plans approved by security holders
2012 Equity Incentive Plan (2)	273,063	$1.88	115,125
Non-Plan Equity Compensation (3)	777,622	$3.05	N/A

Equity compensation plans not approved by security holders (4)	350,000	-	-
Total	1,050,685	$2.75	115,125

(1)	Consists of stock options and restricted stock units.
(2)	This represents securities issued under our Plan. As of December 31, 2015, we had 115,125 shares remaining under the Plan. Because we have issued 703,835 shares of restricted stock, the number of securities available for future issuance has been reduced.
(3)	This represents securities issued outside our Plan. Includes 53,332 of fully vested options granted to executive officers and directors with a weighted average exercise price of $3.00 per share.
(4)	Represents 350,000 unvested restricted stock units granted to Mr. Raman.

In November 2015 and January 2016, uSell amended the Plan to increase the number of authorized shares under the Plan by 507,727 and 290,000 shares, respectively (to a total of 1,382,023 authorized shares).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 30, 2016 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o uSell.com, Inc., 171 Madison Avenue, 17th Floor, New York, New York 10016.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Executive Officers:

Common Stock	Nik Raman (2)	648,166	3.3%
Common Stock	Daniel Brauser (3)	1,045,675	3.4%
Common Stock	Peter Benz (4)	80,500	*
Common Stock	Grant Fitzwilliam (5)	51,702	*
Common Stock	Amitabh Jhawar (6)	38,000	*
Common Stock	Brian Tepfer (7)	4,684,419	23.7%
Common Stock	All directors and executive officers as a group (8 persons) (8)	4,682,418	54.9%

5% Shareholders:

Common Stock	Todd Oretsky (9)	1,032,342	5.2%
Common Stock	Hakan Koyuncu (10)	1,032,342	5.2%
Common Stock	Douglas Feirstein (11)	1,045,675	5.3%
Common Stock	Leslie J. Schreyer, as Trustee (12)	1,399,000	6.9%
Common Stock	Scott Tepfer (13)	4,682,418	23.7%

* Less than 1%.

(1)	Applicable percentages are based on 19,751,999 shares of common stock outstanding as of March 30, 2016. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this Note (1).

The shares of common stock beneficially owned by each of Messrs. Daniel Brauser, Feirstein, Koyuncu and Oretsky include all shares of common stock subject to a Shareholders Agreement, which terminates when each member of the group beneficially owns less than 127 shares. Under the Shareholders Agreement, the group agreed to vote all of their shares of common stock together on any action as determined by a majority of the members of the group still owning 25 shares. The shares of common stock individually owned by them are:

Mr. Brauser	657,900 shares
Mr. Feirstein	357,195 shares
Mr. Koyuncu	6,097 shares
Mr. Oretsky	11,151 shares

The shares of common stock beneficially owned by each of Messrs. Brauser, Raman, and Brian and Scott Tepfer include all shares of common stock subject to a Shareholders Agreement. Under the Shareholders Agreement, each person agreed that, in connection with any annual meeting, special meeting or written consent of uSell shareholders, such person would vote together with the other three parties on each matter. However, the parties further agreed that if they cannot reach an agreement, then the affirmative vote of at least 75% of the voting power of all shares of outstanding voting stock of uSell is required to take action. As a result, for so long as the Shareholders Agreement remains in effect, future action by uSell shareholders will effectively require either the unanimous consent of Raman, Brauser, and the Tepfers, or a 75% supermajority vote of outstanding shares. This voting agreement terminates if certain covenants under the Securities Purchase Agreement are not met. The shares of common stock individually owned by them are:

Mr. Brauser	657,900 shares
Mr. Raman	621,500 shares
Mr. Brian Tepfer	4,684,419 shares
Mr. Scott Tepfer	4,682,418 shares

(2)	Mr. Raman is a director and executive officer. Includes 26,666 vested options.
(3)	Mr. Daniel Brauser is a director and executive officer. Includes 13,333 vested options.
(4)	Mr. Benz is a director.
(5)	Mr. Fitzwilliam is a director. Includes 13,333 vested options.
(6)	Mr. Jhawar is a director.
(7)	Mr. Tepfer is a director.
(8)	Includes executive officers of uSell and We Sell Cellular who are not Named Executive Officers.
(9)	Mr. Oretsky is a former executive officer and director. Mr. Oretsky’s shares are held by Jack Oretsky Holdings, LLC, a limited liability company in which Mr. Oretsky, to our knowledge, is the managing member. Mr. Oretsky is a former director and executive officer. Address is 547 N.E. 59th Street, Miami, Florida 33137. See Note (1) above.
(10)	Mr. Koyuncu is a former executive officer and director. Address is 750 SW 3rd Street, Boca Raton, Florida 33486. See Note (1) above.
(11)	Mr. Feirstein is a former executive officer and director. Represents: (i) 393,198 shares of common stock (of which 3,176 are held by the Feirstein Family Holdings, LLLP, an entity controlled by Mr. Feirstein), and (ii) 13,333 vested options. See Note (1) above.
(12)	Includes: (i) 550,000 shares and 275,000 warrants held in the Trust Agreement dated December 23, 1989 FBO the issue of Jonathan D. Sackler (the “Trust”) for which Leslie J. Schreyer serves as sole trustee, (ii) 300,000 shares and 150,000 warrants held by M3C Holdings LLC (“M3C”), which is wholly-owned by Mary Corson and Richard S. Sackler, M.D., as trustees of the Mary Corson Trust dated January 15, 2004 and (iii) 124,000 shares held jointly by Robert and Mickel Averick. Mary Corson is the sole beneficiary of the Mary Corson Trust and the wife of Jonathan D. Sackler. Mr. Averick is employed by Kokino LLC, which is a family office and provides non-discretionary investment advice to family clients, including the Trust and M3C. This information is based on the Schedule 13G/A filed on February 16 2016. The address is: c/o Chadbourne & Parke LLP, 1301 Avenue of the Americas, New York, New York 10019, Attention: Leslie J. Schreyer.
(13)	Mr. Tepfer is an executive officer of We Sell Cellular and his ownership is also included within the “directors and executive officers as a group” ownership. See Note (8) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In July 2013, uSell issued a $300,000 note to Frost Gamma Investments Trust, a former 5% beneficial owner of uSell, in exchange for a $300,000 investment. The note was convertible at $3.00 per share. In February 2014, Frost Gamma Investments Trust converted the note into shares of Series E preferred stock. The investment was made on terms identical to the terms provided to other investors in the 2013 note offering.

On January 27, 2014, in exchange for $300,000, we sold 100,000 shares of newly designated Series A convertible preferred stock, which we refer to as Series A, to GRQ Consultants, Inc. 401(K), of which Mr. Barry Honig, a former 5% beneficial owner of uSell, is the trustee. The Series A shares: (i) convert into 100,000 shares of uSell’s common stock. Additionally, we issued GRQ 146,667 shares of newly designated Series C convertible preferred stock in exchange for 216,667 warrants, which were cancelled. The Series C shares convert into 146,667 shares of the Company’s common stock.

On February 14, 2014, in exchange for $300,000, we sold 100,000 shares of common stock to Frost Gamma Investments Trust, a former 5% beneficial owner of uSell. On the same date, in exchange for $300,000, we sold 100,000 shares of common stock to Gerald Unterman, a former 5% beneficial owner. The investments were made on terms identical to the terms provided to other investors in the February 2014 common stock offering.

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

Jennifer Calabrese, our Executive Vice President of Finance and Chief Financial Officer, provides her services through Calabrese Consulting, LLC, a company she controls. Beginning in April 2014, we began paying this company $50,000 per year. As of April, 2015, Ms. Calabrese has been receiving shares of common stock in lieu of $2,083 of monthly cash compensation. As of the date of this report, Ms. Calabrese has been issued 24,027 shares of common stock in lieu of $25,000.

In November 2014, uSell entered into a Consulting Agreement with Sunder Raman, the father of Nik Raman, our Chief Executive Officer. In connection with this agreement, Mr. Raman was issued 35,000 restricted stock units which vest in equal increments every three months over a 36-month period, subject to him providing services on each applicable vesting date.

In connection with the acquisition of We Sell Cellular, the Company Sell issued the Brian and Scott Tepfers (collectively, the “Tepfers”) 9,358,837 shares of uSell common stock (or approximately 49% of uSell on a fully-diluted basis). In accordance with the Securities Purchase Agreement (the “SPA”), if the Tepfers elect to sell shares of common stock, uSell will use its best efforts to assist the Tepfers in selling their shares of uSell stock acquired under the SPA for up to $6,000,000 in gross proceeds (together and not each) through private placements or public offerings, with target sales of $1,500,000 quarterly, commencing the quarter ending December 31, 2015. If the price per share received by the Tepfers is less than the greater of $1.20 or the product of an EBITDA-based formula, uSell will issue the Tepfers additional shares of uSell stock. In addition, pursuant to the SPA, uSell granted the Tepfers certain piggyback registration rights and a right of first refusal to participate in future uSell financings. uSell also created a pool of 300,000 restricted stock units which can be granted to employees of We Sell Cellular designated by the Tepfers.

Item 14.	Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  All of the services related to audit fees and audit-related fees charged by Marcum, LLP, if any, were pre-approved by the Audit Committee.  The following table shows the fees for the years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees (1)	$93,076	$143,410
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$93,076	$143,410

(1)	Audit related fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our annual and quarterly financial statements as well as the review of our registration statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.
(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.
(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

uSell.com, Inc.

By:	/s/ Nik Raman
Nik Raman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nik Raman	Principal Executive Officer and Director	March 30, 2016
Nik Raman

/s/ Jennifer Calabrese	Chief Financial Officer	March 30, 2016
Jennifer Calabrese	(Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)

/s/ Daniel Brauser	Director and Executive Chairman	March 30, 2016
Daniel Brauser

/s/ Peter Benz	Director	March 30, 2016
Peter Benz

/s/ Grant Fitzwilliam	Director	March 30, 2016
Grant Fitzwilliam

/s/ Amitabh Jhawar	Director	March 30, 2016
Amitabh Jhawar

/s/ Brian Tepfer	Director	March 30, 2016
Brian Tepfer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-K	3/31/15	3.1
3.2	Second Amended and Restated Bylaws	S-1	9/21/12	3.16
3.2(a)	Amendment to Second Amended and Restated Bylaws	8-K	11/7/14	3.1
10.1	Form of 2013 Convertible Note	10-Q	8/14/13	10.1
10.2	Form of Subscription Agreement - 2013 Convertible Note	10-Q	8/14/13	10.2
10.3	Form of Securities Purchase Agreement - February 2014 Common Stock Offering	10-K	3/28/14	10.15
10.4	Shareholders Agreement – Brauser, Feirstein, Oretsky and Koyuncu	10-Q	8/19/09	10.3
10.5	Form of Restricted Stock Unit Agreement	10-K	3/31/15	10.5
10.6	Consulting Agreement - Digital Connect	10-Q	4/1/13	10.3
10.7	2008 Equity Incentive Plan, as amended*	10-K	4/1/13	10.11
10.7(a)	Amendment to the 2008 Equity Incentive Plan, as amended* - Increased Authorized Shares	8-K	11/1/13	10.1
10.7(b)	Amendment to the 2008 Equity Incentive Plan, as amended* - Increased Authorized Shares	8-K	11/26/14	10.1
10.7(c)	Amendment to the 2008 Equity Incentive Plan, as amended* - Increased Authorized Shares (1,382,023 shares)	8-K	1/12/16	10.1
10.8	Form of Placement Agent Agreement	8-K	8/15/14	10.1
10.9	Form of Warrant Certificate	8-K	8/15/14	4.1
10.10	Form of Placement Agent’s Warrant	S-1/A	8/15/14	4.3
10.11	Sunder Raman Consulting Agreement	10-K	3/31/15	10.12
10.12	Stock Purchase Agreement – We Sell Cellular^^	8-K	10/27/15	10.1
10.13	Registration Rights Agreement – Brian and Scott Tepfer	8-K	10/27/15	10.2
10.14	Shareholders Agreement – Raman, Brauser and Tepfers	8-K	10/27/15	10.3
10.15	Management Agreement – Raman, Brauser and Tepfers	8-K	10/27/15	10.4
10.16	Brian Tepfer Employment Agreement	8-K	10/27/15	10.5
10.17	Scott Tepfer Employment Agreement	8-K	10/27/15	10.6
10.18	Note Purchase Agreement - BAM Administrative Services, LLC^^	8-K	10/27/15	10.7
10.19	Form of Secured Term Note dated October 23, 2015	8-K	10/27/15	10.8
10.20	Security Agreement - BAM Administrative Services, LLC^^	8-K	10/27/15	10.9
10.21	Subsidiary Guaranty - BAM Administrative Services, LLC	8-K	10/27/15	10.10
10.22	Pledge Agreement – BAM Administrative Services, LLC	8-K	10/27/15	10.11
10.23	Collateral Assignment Agreement – BAM Administrative Services, LLC	8-K	10/27/15	10.12
21.1	Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Management contract or compensatory plan or arrangement.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

^^ Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 171 Madison Avenue, 17th Floor, New York, New York 10016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of uSell.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of uSell.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of uSell.com, Inc. and Subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 related to the accounting for debt issuance costs which are presented in the consolidated balance sheets as a direct deduction from the carrying amount of promissory note payable.

/s/ Marcum LLP

West Palm Beach, FL

March 30, 2016

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$1,047,786	$2,414,757
Restricted cash	801,230	-
Accounts receivable, net	463,187	141,327
Inventory	7,099,970	-
Prepaid expenses and other current assets	297,023	99,529
Total Current Assets	9,709,196	2,655,613

Property and equipment, net	193,243	6,928
Goodwill	8,406,561	-
Intangible assets, net	5,043,972	-
Capitalized technology, net	886,543	852,093
Other assets	79,145	25,875

Total Assets	$24,318,660	$3,540,509

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,563,598	$539,566
Accrued expenses	729,160	168,093
Deferred revenue	814,295	263,739
Lease termination payable	5,000	-
Total Current Liabilities	4,112,053	971,398

Promissory note payable, net of current portion	5,087,043	-
Placement rights derivative liability	1,130,000	-
Total Liabilities	10,329,096	971,398

Stockholders' Equity:
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; 0 shares and 100,000 shares issued and outstanding, respectively. Liquidation preference $0 and $300,000, respectively	-	10
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; 0 shares and 951,250 shares issued and outstanding, respectively. Liquidation preference $0 and $951,250, respectively	-	95
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; 0 and 146,667 shares issued and outstanding, respectively.	-	15
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; 0 and 103,232 shares issued and outstanding, respectively	-	10
Common stock; $0.0001 par value; 43,333,333 shares authorized; 19,751,999 and 7,572,703 shares issued, respectively, and 19,751,999 and 7,533,817 shares outstanding, respectively	1,976	753
Additional paid in capital	68,662,578	54,610,843
Accumulated deficit	(54,674,990)	(52,042,615)
Total Stockholders' Equity	13,989,564	2,569,111

Total Liabilities and Stockholders' Equity	$24,318,660	$3,540,509

See accompanying notes to Consolidated Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014
Revenue	$27,093,928	$6,665,429

Cost of Revenue	23,549,098	1,921,175

Gross Profit	3,544,830	4,744,254

Operating Expenses:
Sales and marketing	2,037,371	5,811,873
General and administrative	6,344,539	4,659,710
Total operating expenses	8,381,910	10,471,583
Loss from Operations	(4,837,080)	(5,727,329)

Other (Expense) Income:
Interest income	956	2,527
Interest expense	(189,245)	(891,596)
Gain on settlements of accounts payable	-	9,038
Change in fair value of derivative liability - convertible notes payable	-	(681,122)
Total Other Expense, Net	(188,289)	(1,561,153)

Loss before Income Tax Benefit	(5,025,369)	(7,288,482)

Income Tax Benefit	(2,392,994)	-

Net Loss	$(2,632,375)	$(7,288,482)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.27)	$(1.15)

Weighted average number of common shares outstanding during the period - basic and diluted	9,687,951	6,331,377

See accompanying notes to Consolidated Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

Years Ended December 31, 2015 and 2014

	Series A Preferred Stock, $0.0001 Par Value		Series B Preferred Stock, $0.0001 Par Value		Series C Preferred Stock, $0.0001 Par Value		Series E Preferred Stock, $0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2014	-	$-	976,250	$98	-	$-	-	$-

Proceeds from the Sale of Series A Preferred Stock	100,000	10	-	-	-	-	-	-

Issuance of Series C Preferred Stock in exchange for warrants	-	-	-	-	146,667	15	-	-

Conversion of Series B Preferred Stock to Common Stock	-	-	(25,000)	(3)	-	-	-	-

Conversion of Convertible Notes and Accrued Interest to Common Stock	-	-	-	-	-	-	-	-

Conversion of Convertible Notes and Accrued Interest to Series E Preferred Stock	-	-	-	-	-	-	103,232	10

Proceeds from the exercise of warrants	-	-	-	-	-	-	-	-

Reclassification of Derivative Liability upon Conversion of Convertible Notes to Common Stock and Series E Preferred Stock	-	-	-	-	-	-	-	-

Proceeds from the Sale of Common Stock, net of Offering Costs	-	-	-	-	-	-	-	-

Contributed capital resulting from forgiveness of previously recorded accrued expenses	-	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-

Balance, December 31, 2014	100,000	$10	951,250	$95	146,667	$15	103,232	$10

Conversion of Series A Preferred Stock to Common Stock	(100,000)	(10)	-	-	-	-	-	-

Conversion of Series B Preferred Stock to Common Stock	-	-	(951,250)	(95)	-	-	-	-

Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	(146,667)	(15)	-	-

Conversion of Series E Preferred Stock to Common Stock	-	-	-	-	-	-	(103,232)	(10)

Issuance of Common Stock in connection with We Sell Cellular acquisition	-	-	-	-	-	-	-	-

Issuance of Common Stock in connection with Note Purchase Agreement	-	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-

Balance, December 31, 2015	-	$-	-	$-	-	$-	-	$-

See accompanying notes to Consolidated Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

Years Ended December 31, 2015 and 2014

(Continued)

	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity
Balance, January 1, 2014	4,907,462	$490	$44,087,232	$(44,754,133)	$(666,313)

Proceeds from the Sale of Series A Preferred Stock	-	-	299,990	-	300,000

Issuance of Series C Preferred Stock in exchange for warrants		-	(15)	-	-

Conversion of Series B Preferred Stock to Common Stock	1,587	-	3	-	-

Conversion of Convertible Notes and Accrued Interest to Common Stock	280,427	28	841,266	-	841,294

Conversion of Convertible Notes and Accrued Interest to Series E Preferred Stock	-	-	309,688	-	309,698

Proceeds from the exercise of warrants	129,166	13	387,487	-	387,500

Reclassification of Derivative Liability upon Conversion of Convertible Notes to Common Stock and Series E Preferred Stock	-	-	1,682,507	-	1,682,507

Proceeds from the Sale of Common Stock, net of Offering Costs	2,141,666	214	5,383,099	-	5,383,313

Contributed capital resulting from forgiveness of previously recorded accrued expenses	-	-	121,568	-	121,568

Stock based compensation	73,509	8	1,498,018	-	1,498,026

Net loss	-	-	-	(7,288,482)	(7,288,482)

Balance, December 31, 2014	7,533,817	$753	$54,610,843	$(52,042,615)	$2,569,111

Conversion of Series A Preferred Stock to Common Stock	100,000	10	-	-	-

Conversion of Series B Preferred Stock to Common Stock	60,411	6	89	-	-

Conversion of Series C Preferred Stock to Common Stock	146,667	15	-	-	-

Conversion of Series E Preferred Stock to Common Stock	103,232	10	-	-	-

Issuance of Common Stock in connection with We Sell Cellular acquisition	9,358,837	936	10,387,373	-	10,388,309

Issuance of Common Stock in connection with Note Purchase Agreement	860,000	86	725,714	-	725,800

Stock based compensation	1,589,035	160	2,938,559	-	2,938,719

Net loss	-	-	-	(2,632,375)	(2,632,375)

Balance, December 31, 2015	19,751,999	$1,976	$68,662,578	$(54,674,990)	$13,989,564

See accompanying notes to Consolidated Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,632,375)	$(7,288,482)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	819,604	615,907
Provision for bad debt	5,432	20,148
Stock based compensation expense	2,953,969	1,492,341
Deferred tax benefit	(2,392,994)	-
Amortization of debt issue costs into interest expense	51,564	8,645
Amortization of debt discount into interest expense	-	873,872
Gain on settlement of accounts payable	-	(9,038)
Change in fair value of derivative liability - convertible notes payable	-	681,122
Changes in operating assets and liabilities:
Accounts receivable	(76,205)	32,078
Other receivables	-	20,422
Inventory	(3,718,347)	-
Prepaid and other current assets	669,565	1,966
Other assets	(26,750)	-
Accounts payable	727,466	(102,692)
Accrued expenses	(173,297)	(7,262)
Lease termination payable	(10,000)	-
Deferred revenues	459,400	176,426
Net Cash and Cash Equivalents Used In Operating Activities	(3,342,968)	(3,484,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(601,404)	(656,506)
Cash paid for acquisition, net of cash acquired	(2,365,859)	-
Restricted cash	(801,230)	-
Cash paid to purchase property and equipment	(16,789)	(4,169)
Net Cash and Cash Equivalents Used In Investing Activities	(3,785,282)	(660,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	6,000,000	-
Proceeds from sale of common stock	-	6,424,999
Proceeds from sale of convertible Series A preferred stock	-	300,000
Proceeds from exercise of warrants	-	387,500
Cash paid for debt issue costs	(238,721)	-
Cash paid for direct offering costs	-	(1,041,686)
Net Cash and Cash Equivalents Provided By Financing Activities	5,761,279	6,070,813

Net (Decrease) Increase in Cash and Cash Equivalents	(1,366,971)	1,925,591
Cash and Cash Equivalents - Beginning of Period	2,414,757	489,166

Cash and Cash Equivalents - End of Period	$1,047,786	$2,414,757

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	Year Ended December 31,
	2015	2014
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$136,858	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in connection with We Sell Cellular Acquisition	$10,388,309	$-
Fair value of Placement Rights in connection with We Sell Cellular acquisition	$1,130,000	$-
Common stock issued in connection with note payable	$725,800	$-
Common stock issued for services	$4,450	$51,695
Conversion of Series A preferred stock into common stock	$10	$-
Conversion of Series B preferred stock into common stock	$95	$3
Conversion of Series C preferred stock into common stock	$15	$-
Conversion of Series E preferred stock into common stock	$10	$-
Derivative liability reclassified to Additional Paid in Capital upon conversion of Convertible Notes Payable	$-	$1,682,507
Conversion of Convertible Notes Payable and accrued interest to common stock	$-	$841,294
Conversion of Convertible Notes Payable and accrued interest to Series E preferred stock	$-	$309,698
Contributed capital resulting from forgiveness of previously recorded accrued expenses	$-	$121,568
Issuance of Series C preferred stock in exchange for warrants	$-	$15

See accompanying notes to Consolidated Financial Statements.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 - Organization and Business

uSell.com, Inc., through our wholly-owned subsidiaries (collectively, “uSell,” or the “Company”), is a technology based company that engages in the acquisition and resale of smartphones and related devices, allowing buyers to acquire high volumes of inventory in a cost effective manner, via two sources: through uSell.com from individual customers and wholesale from major carriers, retailers and manufacturers.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of uSell and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The operating results for We Sell Cellular, LLC are included in the consolidated financial statements from the effective date of acquisition of October 26, 2015 through December 31, 2015.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company and its Chief Executive Officer view the Company’s operations and manage its business as one operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers and are recorded net of allowances for cash discounts, doubtful accounts, and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $14,300 and $9,600 at December 31, 2015 and 2014 respectively.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Inventory, net

Inventory, comprised of all finished goods, is stated at the lower of cost (average cost method) or market.

Allowances for obsolete inventory are provided based on historical experience of a variety of factors, including sales volume, product life and levels of inventory at the end of the period. The Company has deemed it unnecessary to establish an allowance for obsolete inventory as of December 31, 2015 and 2014.

Substantially all of the Company’s inventory purchases are paid for before inventory is received in the Company’s warehouse. Prepaid inventory amounted to approximately $133,000 and $0 at December 31, 2015 and 2014, respectively, and is included in inventory, net in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment represent costs associated with leasehold improvements, software, and computer and office equipment. Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the related assets, which typically range from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining lease term. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of property or extend their useful lives are capitalized. When assets are sold or returned, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Capitalized Technology Costs

In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized technology costs are amortized over the estimated useful lives of the software assets on a straight-line basis, generally not exceeding three years.

Business Combinations

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of comprehensive loss.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. There was no impairment of goodwill as of December 31, 2015.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Intangible assets represent customer relationships and trade names/trademarks related to We Sell Cellular, LLC (“We Sell Cellular”). Finite lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite lived intangible assets are not amortized, but instead are subject to impairment evaluation.

The Company periodically reviews the carrying values of its intangible assets and other long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and records an impairment charge when considered necessary. When circumstances indicate that an impairment of value may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying amount of the asset over its estimated fair value, is recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the years ended December 31, 2015 and 2014, the Company noted no indicators of impairment.

Debt Issue Costs

Debt issuance costs incurred in connection with the Company’s debt are capitalized and amortized as interest expense over the term of the related debt. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest,” the Company presents debt issuance costs as a reduction from the carrying amount of debt.

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

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

b)	Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2015 and 2014. The Company also determined that the Placement Rights satisfied the criteria for classification as derivative financial instruments at December 31, 2015 (see Note 3).

Contingent Consideration

The Company recognizes the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination. The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is resolved. Increases in fair value are recorded as losses, while decreases are recorded as gains. If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Principal Device Revenue

The Company, through We Sell Cellular, generates revenue from the sales of its cellular telephones and related equipment. The Company recognizes revenue “FOB shipping point” on such sales. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave the Company’s warehouse. Payment terms generally require payment once an order is placed. The Company allows customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. The allowance for product returns amounted to approximately $197,000 and $0 at December 31, 2015 and 2014, respectively, which is recorded in accrued expenses in the accompanying consolidated balance sheets.

Under the Company’s “Managed by uSell” service on uSell.com, which was launched in October 2014, the Company partnered with a third party logistics company to inspect, wipe and process devices before passing them along to buyers. Under this model, title to a device passes to uSell upon issuance of payment to the seller, which is generally within one to two days from the receipt of the device at the third party warehouse. Title to a device is then transferred to the buyer upon shipment to the buyer.

Agent Commission Revenue

In certain cases, sellers on the Company’s uSell.com website are shown a larger list of offers directly from third party buyers interested in purchasing their devices. These offers are shown instead of or in addition to the “Managed by uSell” offer. If a seller chooses one of these offers, s/he ships his/her device directly to the buyer, rather than to the Company’s third party warehouse. The buyer is then responsible for testing the device, servicing the customer, and ultimately paying the seller for the device or returning it. During 2013, and into 2014, the Company earned up front “lead fees” from buyers when sellers accepted such offers on the Company’s website and filled out a form to request a free shipping kit. This fee was received regardless of whether the sellers ultimately sent in their devices to the buyers. The Company recognized revenue upon online acceptance of the buyer’s offer by the seller. Beginning in February 2014, the Company began to charge a commission to the buyers only when the seller sent in a device and was successfully paid for it. As such, the Company began recognizing Agent Commission Revenue upon payment to the seller.

Fulfillment Revenue

The Company offers fulfillment services on behalf of its buyers for the items sold using the Agent Commission Revenue approach outlined above. The Company acts as the agent in these fulfillment services transactions, passing orders booked by its buyers to its third party fulfillment vendor, who then assembles the kits and mails them directly to the sellers. The Company earns a standard fee from its buyers and recognizes revenue upon shipment of the kits to the sellers. The Company evaluated the presentation of revenue on a gross versus net basis and determined that since the Company performs as an agent without assuming the risks and rewards of ownership of the goods, revenue should be reported on a net basis.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Deferred revenue represents amounts billed to customers or payments received from customers prior to providing services and for which the related revenue recognition criteria have not been met.

Shipping and Handling Costs

The Company follows the provisions of ASC Topic 605-45 (formerly known as Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”) regarding shipping and handling costs. Shipping and handling costs included in cost of revenue were approximately $116,000 and $0 for the years ended December 31, 2015 and 2014, respectively.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $1,324,000 and $5,498,000 for the years ended December 31, 2015 and 2014, respectively.

Share-Based Payment Arrangements

The Company accounts for stock options in accordance with ASC 718, “Compensation - Stock Compensation.” ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and is estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2015.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At December 31, 2015 and 2014, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Concentrations of credit risk with respect to accounts receivables is minimal due to the large number of customers comprising the Company’s customer base and generally short payment terms.

Fair Value of Financial Instruments

Financial instruments, including cash, accounts receivable, accounts payable and accrued expenses are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of debt approximates its carrying amounts as a market rate of interest is attached to the repayment.

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

The computation of basic and diluted loss per share for the years ended December 31, 2015 and 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2015	2014
Unvested Restricted Stock	356,662	48,886
Unvested Restricted Stock Units	475,000	509,666
Stock Warrants	802,520	802,520
Stock Options	575,685	604,625
Convertible Series A Preferred Stock	-	100,000
Convertible Series B Preferred Stock	-	60,415
Convertible Series C Preferred Stock	-	146,667
Convertible Series E Preferred Stock	-	103,232
	2,209,867	2,376,011

Recent Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance ASU No. 2016-02, “Leases” (“ASU 2016-02”). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) simplifying the balance sheet classification of deferred taxes. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Under prior guidance, an entity was required to separate deferred income tax liabilities and assets into current and non-current amounts. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public entities, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted the new guidance on a prospective basis for its year ending December 31, 2015. Financial statements for prior periods were not retrospectively adjusted. The new guidance had no impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which eliminates the current guidance that requires an acquirer in a business combination to account for measurement-period adjustments retrospectively as if the accounting for the business combination had been completed at the acquisition date. Instead, under the new guidance, an acquirer recognizes measurement-period adjustments in the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 does not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment or change the length of the measurement period, which cannot exceed one year from the date of the acquisition. The guidance is effective for annual and interim periods beginning after December 15, 2015, and the guidance is applied prospectively to adjustments to provisional amounts that occur after the adoption date. As permitted, the Company has elected to early adopt this guidance as of December 31, 2015. The adoption of this guidance did not have any impact of the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” simplifying the measurement of inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new guidance eliminates unnecessary complexity that exists under current “lower of cost or market” guidance. For public entities, ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively as of the beginning of an interim or annual reporting period, with early adoption permitted. The Company does not believe the implementation of this standard will have a material impact on its consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments of ASU 2015-03. In August 2015, ASU 2015-03 was amended by ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (ASU 2015-15). ASU 2015-15 adds language to ASU 2015-03 based on the SEC Staff Announcement that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, ASU 2015-03, as amended by ASU 2015-15, is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company has early adopted ASU 2015-03 for the year ended December 31, 2015. As of December 31, 2015, debt issuance costs of $972,957 were recorded as a reduction of the carrying amount of debt.

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

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

In May 2014, the Financial Accounting Standard Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 was initially effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures. In July 2015, the FASB deferred the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions.

Note 3 – Acquisition

On October 26, 2015 (the “Closing Date”), the Company acquired BST Distribution, Inc., a New York corporation (“BST”), which owns We Sell Cellular, LLC (“We Sell Cellular”) and is engaged primarily in the wholesale acquisition and resale of smartphones and related devices from carriers and big box stores. In connection with the We Sell Cellular acquisition, the Company, BST and We Sell Cellular entered into a financing transaction on October 26, 2015 with BAM Administrative Services, LLC, a Delaware limited liability company (“BAM”), as agent, and an institutional investor (the “Purchaser”), pursuant to which the Company issued and sold the Purchaser a note in the principal amount of $4,040,000.

Stock Purchase Agreement

The Company, BST, and Brian Tepfer and Scott Tepfer (together, the “Tepfers”) entered into a Stock Purchase Agreement (the “SPA”) as a result of which BST became a wholly-owned subsidiary of the Company. The SPA and the related transactions, other than the financing transaction, were effective as of October 1, 2015. Prior to closing of the SPA, the Tepfers owned 100% of the outstanding stock of BST, which owns 100% of the membership interests of We Sell Cellular. In exchange for acquiring 100% of the outstanding stock of BST, the Company issued the Tepfers 9,358,837 shares of the Company’s common stock, subject to adjustment as described below.

Placement Rights

In accordance with the SPA, if the Tepfers elect to sell shares of the Company’s common stock, the Company will use its best efforts to assist the Tepfers in selling their shares of common stock acquired under the SPA for up to $6,000,000 in gross proceeds (together and not each) through private placements or public offerings, with target sales of $1,500,000 quarterly, commencing with the quarter ending December 31, 2015 (the “Placement Rights”). If the price per share received by the Tepfers is less than the greater of $1.20 or the product of an EBITDA-based formula, the Company will issue the Tepfers additional shares of common stock. The Tepfers did not elect to sell shares of common stock during the quarters ending December 31, 2015 and March 31, 2016.

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

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

The We Sell Cellular acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for We Sell Cellular are included in the consolidated financial statements from the effective date of acquisition of October 26, 2015.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The allocation of the purchase price is summarized as follows:

Cash paid (see Note 8)	$3,107,830
Fair value of common stock issued (9,358,837 shares)	10,388,309
Fair value of Placement Rights	1,130,000
Total consideration paid	14,626,139

Allocated to:
Cash	$741,971
Accounts receivable, net	251,087
Inventory	3,381,623
Prepaid expenses and other current assets	882,309
Property and equipment, net	184,148
Other assets	26,520
Accounts payable and accrued expenses	(2,030,930)
Deferred tax liability	(2,392,994)
Deferred revenue	(91,156)
Lease termination payable	(15,000)
Net assets acquired	937,578
Tradenames	2,622,000
Customer relationships	2,008,000
eBay reputation relationship	369,000
Non-Compete agreement	283,000
Goodwill	8,406,561
$14,626,139

The fair value of the common stock was determined to be $1.11 per share on the date of acquisition. The fair value of the common stock was determined by the Company and was derived from a valuation using discounted cash flows under the Income Approach. Management selected the Income Approach based on the Company being an operating entity expected to generate future cash flows and the fact that any future sale or transaction is expected to be based on the Company’s future cash flow expectations. A discounted cash flow analysis was developed based on the Company’s projections, historical financial information and guideline company/industry growth and margin indications. The discount rate applied to the Company’s projections of 20.75% was based on the weighted average cost of capital. Management determined that this valuation of the Company’s common stock on the date of acquisition is a better indicator of the fair value based upon the fact that the Company’s common stock is thinly traded, has limited trading activity and is mainly held by insiders and affiliates.

The fair value of the Placement Rights was determined assuming the Tepfers sell their shares of common stock evenly over the next four quarters, as permitted under the SPA. Accordingly, the Placement Rights were valued as if they expire on the dates the shares of common stock are sold. The Placement Rights were valued using the Black-Scholes option-pricing model utilizing the following assumptions: stock price of $1.11 per share, exercise price of $1.20 per share, dividend yield of zero, a risk-free interest rate of 0.02% - 0.25%, expected term of 0.18 to 0.93 years and an expected volatility of 59%. In accordance with ASC 480-10, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the Placement Rights are treated as a derivative liability in the accompanying consolidated balance sheet because the Company is unable to determine if it will have sufficient authorized and unissued shares to deliver to the Tepfers.

Goodwill arising from the We Sell Cellular acquisition mainly consists of the combined synergies between uSell and We Sell Cellular. The We Sell Cellular acquisition combined We Sell Cellular’s financial strength, access to supply and expertise and uSell’s technology, buyer network and access to capital. Tradenames are amortized on a straight-line basis over their expected useful lives of seven years. Customer relationships are amortized on a straight-line basis over their expected useful lives of five years. The eBay reputation relationship is amortized on a straight-line basis over its expected useful life of one year. The Non-Compete agreement is amortized on a straight-line basis over its expected useful life of one year. The Company incurred legal and other costs related to the transaction of approximately $268,000, which have been recognized in general and administrative expenses in the Company’s consolidated statement of operations during the year ended December 31, 2015.

Because the acquisition was a stock purchase for tax purposes, the Company did not obtain a stepped-up tax basis in We Sell Cellular’s assets. A deferred tax liability of $2,392,994 million was established as part of the acquisition accounting to reflect the difference between the fair value of the acquired intangibles on the date of acquisition and the carryover tax basis of the intangibles.

Total revenues and income from operations since the date of the We Sell Cellular acquisition, included in the consolidated statement of operations for the year ended December 31, 2015, were approximately $17,646,000 and $55,000, respectively.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The following unaudited consolidated pro forma information gives effect to the We Sell Cellular acquisition as if the transaction had occurred on January 1, 2014. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition been completed on January 1, 2014, nor are they indicative of results that may occur in any future periods.

	Year Ended December 31,
	2015	2014

Revenues	$78,563,161	$46,839,584
Loss from operations	$(2,516,609)	$(8,405,554)
Net loss	$(3,867,598)	$(9,064,058)

Basic and diluted loss per share	$(0.18)	$(0.50)

Weighted average shares outstanding – basic and diluted	21,387,247	18,030,673

Note 4 - Property and Equipment

Property and equipment consists of the following at December 31, 2015 and 2014:

	2015	2014
Machinery and Equipment	$73,256	$14,216
Leasehold Improvements	21,564	-
Computer Software	120,333	-
Furniture and Fixtures	5,645	5,645
	220,798	19,861
Less: Accumulated Depreciation	(27,555)	(12,933)
Property and Equipment, Net	$193,243	$6,928

Depreciation expense on property and equipment amounted to $14,622 and $4,530 for the years ended December 31, 2015 and 2014, respectively.

Note 5 – Intangible Assets, Net

Intangible assets, net is as follows:

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$2,622,000	$(62,428)	$2,559,572
Customer Relationships	5	2,008,000	(66,934)	1,941,066
eBay Reputation Relationship	1	369,000	(61,500)	307,500
Non-Compete Agreement	1	283,000	(47,166)	235,834
Intangible assets, net		$5,282,000	$(238,028)	$5,043,972

Amortization expense amounted to $238,028 and $0 for the years ended December 31, 2015 and 2014, respectively.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2016	$1,319,505
2017	776,171
2018	776,171
2019	776,171
2020	646,810
Thereafter	749,144
$5,043,972

Note 6 – Capitalized Technology, Net

Capitalized technology consists of the following at December 31, 2015 and 2014:

	2015	2014
Gross value	$2,575,886	$1,974,482
Accumulated amortization	(1,689,343)	(1,122,389)
Net value	$886,543	$852,093

Capitalized technology is amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense amounted to $566,954 and $611,377 for the years ended December 31, 2015 and 2014, respectively, and is included in cost of revenue.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2016	$461,264
2017	321,171
2018	104,108
$886,543

Note 7 - Convertible Notes

In February 2014, holders of $820,000 of convertible notes (“Convertible Notes”) converted their principal, plus accrued interest of $21,294, into 280,427 shares of common stock. In addition, in February 2014, a holder of a $300,000 Convertible Note converted his note, plus accrued interest of $9,698, into 103,232 shares of newly designated Series E Preferred Stock (see Note 10). On the date of conversion, the Company determined the fair value of the derivative liability to be $1,682,507 using the Black-Scholes option pricing model with the following assumptions:

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

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

In connection with the conversion of the Convertible Notes, the Company recognized the remaining unamortized discount of $873,872 related to the Convertible Notes as non-cash interest expense during the year ended December 31, 2014. Contractual interest expense on the Convertible Notes amounted to $8,745 for the years ended December 31, 2014.

Note 8 - Promissory Notes

At December 31, 2015, the Company’s Notes (as defined below) is comprised of the following:

Total Notes	$6,060,000
Less: Unamortized discount and debt issue costs	(972,957)
Total Notes, net of unamortized discount and debt issue costs	5,087,043
Less: Current portion of Notes	-
Long-term Notes	$5,087,043

On October 23, 2015 (the “Note Closing Date”), in connection with the closing of the SPA and related transactions, the Company, BST, We Sell Cellular, BAM, as agent, and the Purchaser, an institutional investor, entered into a Note Purchase Agreement (the “NPA”) pursuant to which the Company issued and sold the Purchaser a 1% original issue discount Secured Term Note in the aggregate principal amount of $4,040,000 (the “Initial Note”) in exchange for gross proceeds of $4,000,000. Of this amount, $3,107,830 was advanced to We Sell Cellular in connection with the We Sell Cellular acquisition, of which $1,232,618 was used to repay a lender to We Sell Cellular, $300,000 was used to repay a loan to one of the Tepfers and $1,575,212 was used for working capital purposes.

Within six months of the Note Closing Date, the Company may, subject to certain conditions, elect to receive up to two additional draws of funds in connection with the issuance of additional 1% original issue discount Secured Term Note (the “Deferred Draw Notes,” and with the “Initial Note,” the “Notes”). The NPA provides that the Company may elect to receive a total of another $4,000,000 under the Deferred Draw Notes in compliance with the covenants under the NPA. The proceeds of the Notes may be used for working capital and other general corporate purposes.

The Notes mature three years from the Note Closing Date and accrue interest at 13% annually, which is payable monthly in arrears, beginning November 1, 2015. Repayment of principal originally commenced seven months from the Note Closing Date in monthly installments of 1/48th of the aggregate principal amount of the Notes (see Note 16). The Notes are prepayable at 103%, beginning one year from the Note Closing Date, in increments of $500,000.

In connection with the issuance of the Initial Note, the Company issued the Purchaser 740,000 shares of its common stock. On December 1, 2015, the Company elected to borrow an additional $2,000,000 and issued the Purchaser a Deferred Draw Note in the principal amount of $2,020,000 and issued the Purchaser an additional 120,000 shares of common stock. To the extent that the Deferred Draw Notes are issued, the Company will issue the Purchaser an additional 60,000 shares per $1,000,000 of principal amount of Deferred Draw Notes issued.

The Company granted the Purchaser piggyback registration rights with respect to the shares issued in connection with the Note. The Company also granted the Purchaser a right of first refusal to participate in future financings, where the future purpose of the proceeds is to acquire additional inventory of the Company. The right of first refusal expires upon the earlier of (i) 18 months from the Note Closing Date or (ii) such time as the aggregate principal amount of outstanding Note is less than $1,500,000. The right of first refusal does not cover conventional public and private securities offerings.

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

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The Company maintains a dedicated bank account with a third party custodian pursuant to which all accounts receivable and Collateral proceeds (as defined in the NPA) are deposited to this account. The Company can only access funds in this account in accordance with the terms of the NPA. This account is controlled by BAM and is presented as restricted cash in the accompanying consolidated balance sheet.

The Company determined the value of the 860,000 shares of common stock issued to the Purchaser to be $725,800, based upon the quoted closing trading price of the Company’s common stock on the date of grant. The issuance of the 860,000 shares of common stock has been treated as a debt issue cost and, accordingly, has been recorded as a direct deduction from the carrying amount of Notes and is being amortized to interest expense over the contractual term of the Notes. During the year ended December 31, 2015, accretion of the costs amounted to $36,113.

The Company recorded a discount on the Notes of $60,000 which is being accreted to non-cash interest expense over the contractual term of the Notes. During the year ended December 31, 2015, accretion of the discount amounted to $2,793. Contractual interest expense on the Notes amounted to $171,923 for the year ended December 31, 2015.

The Company incurred fees associated with the closing of the Notes of $238,721. These amounts have been treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Notes and are being amortized to interest expense over the contractual term of the Notes. During the year ended December 31, 2015, accretion of the fees amounted to $12,658.

The NPA included covenants and events of default beginning in 2016, including that the Company satisfy an outstanding principal amount to EBITDA ratio (as defined in the NPA), satisfy a debt coverage ratio, maintain a minimum debt service coverage ratio and limits the amount of capital expenditures the Company can make.

On March 30, 2016, the Company and BAM entered into an amendment to the NPA (see Note 16).

Scheduled principal payments, taking into account the amendment to the NPA noted above, are as follows:

Year ended December 31,
2016	$-
2017	505,000
2018	5,555,000
$6,060,000

Note 9 - Commitments and Contingencies

Legal Proceedings

On May 29, 2014, Samsung Telecommunications America, LLC (“Samsung”) filed suit in the Dallas County, Texas State District Court against BST alleging that BST breached a Distribution Agreement and seeking approximately $152,000 in damages and attorney’s fees. BST has counterclaimed against Samsung alleging fraud and misrepresentation, breach of contract and estoppel and is seeking to recover out of pocket damages and lost profits, as well as attorney’s fees. The case is consolidated with a case filed by We Sell Cellular arising out of the same or similar facts against Samsung alleging fraud and misrepresentation, breach of contract and estoppel. We Sell Cellular is seeking recovery of out of pocket damages, lost profits and attorney fees. Samsung counter claimed against We Sell Cellular alleging breach of contract seeking approximately $152,000 in damages plus attorney fees. The consolidated cases are in the discovery phase of litigation. In connection with the acquisition of We Sell Cellular by uSell (see Note 3), Brian and Scott Tepfer, BST’s then sole shareholders, agreed to pay all further litigation costs and pay any adverse judgement or settlement amount in exchange for retaining any sums BST may recover from Samsung.

From time to time, The Company is a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, the Company is not aware of any proceeding, threatened or pending, against the Company which, if determined adversely, would have a material effect on its business, results of operations, cash flows or financial position.

Operating Leases

The Company leased space for operations, sales, customer support and corporate purposes under a lease agreement that expired in August 2015. In August 2015, the Company relocated its operations and entered into a new lease that expires in August 2018. The Company also leases space for its warehouse and office under a lease that expires in December 2019. The leases contain provisions requiring the Company to pay maintenance, property taxes and insurance and require scheduled rent increases. Rent expense is recognized on a straight-line basis over the terms of the leases.

Rent expense, amounting to $100,000 and $81,000 for the years ended December 31, 2015 and 2014, respectively, is included in general and administrative expense in the consolidated statements of operations.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Future annual minimum payments due under the leases are summarized as follows:

Year ended December 31,
2016	$170,900
2017	176,000
2018	152,000
2019	68,900
$567,800

Note 10 – Stockholders’ Equity

Convertible Series A Preferred Stock

On January 27, 2014, the Company sold 100,000 shares of Series A for proceeds of $300,000.

In October 2015, in connection with the We Sell Cellular acquisition, holders of 100,000 shares of the Company’s Convertible Series A Preferred Stock agreed to convert their preferred stock into 100,000 shares of common stock. As a result, there are no shares of Convertible Series A Preferred Stock outstanding as of December 31, 2015.

Convertible Series B Preferred Stock

On February 4, 2014, a holder of 25,000 shares of the Company’s 2010 Series B PS converted his shares into 1,587 shares of common stock.

In October 2015, in connection with the We Sell Cellular acquisition, holders of 951,250 shares of the Company’s Convertible Series B Preferred agreed to convert their preferred stock converted into 60,411 shares of common stock. As a result, there are no shares of Convertible Series B Preferred Stock outstanding as of December 31, 2015.

Convertible Series C Preferred Stock

On January 27, 2014, the Company issued 146,667 shares of Series C in exchange for 216,667 warrants, which were cancelled.

 In October 2015, in connection with the We Sell Cellular acquisition, holders of 146,667 shares of the Company’s Convertible Series C Preferred Stock agreed to convert their preferred stock into 146,667 shares of common stock. As a result, there are no shares of Convertible Series C Preferred Stock outstanding as of December 31, 2015.

Series E Preferred Stock

In February 2014, the Company issued 103,232 shares of Series E upon the conversion of a $300,000 Convertible Note, plus accrued interest of $9,698.

In October 2015, in connection with the We Sell Cellular acquisition, holders of 103,232 shares of the Company’s Convertible Series E Preferred Stock agreed to convert their preferred stock into 103,232 shares of common stock. As a result, there are no shares of Convertible Series E Preferred Stock outstanding as of December 31, 2015.

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

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 11 - Public Offering

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

Note 12 - Stock-Based Compensation

Stock Option Grants

On November 10, 2015, November 21, 2014 and October 30, 2013, the Company amended its 2008 Equity Incentive Plan (the “Plan”) to increase the number of authorized shares of common stock under the Plan by 507,727 shares, 300,000 shares and 250,000 shares, respectively. The Company is now authorized to issue 1,092,023 shares under the Plan. The Plan is administered by the board of directors. Under the Plan, the board of directors is authorized to grant awards to employees, consultants and any other persons to whom the Plan is applicable and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The Plan provides for the issuance of both incentive stock options (“ISO’s”) and non-qualified stock options (“NQO’s”). ISO’s can only be granted to employees and NQO’s can be granted to directors, officers, employees, consultants, independent contractors and advisors. As of December 31, 2015, there were 115,125 shares of common stock available for issuance under the Plan. The Plan was further amended on January 6, 2016 to increase the number of authorized shares of common stock under the Plan to a total of 1,382,023 shares.

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

During the year ended December 31, 2014, the Company granted 128,332 stock options to employees for future services. These options had a fair value of $184,423, using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	1.19% - 1.43%
Expected dividends	0%
Expected volatility	56.89% - 60.87%
Expected term	3.75 - 4.00 years

The options are exercisable at exercise prices ranging from $2.69 to $5.15 per share over a five-year term and vest over four years. The Company recorded $81,086 and $27,152 during the years ended December 31, 2015 and 2014, respectively, as compensation expense pertaining to these grants.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

During the year ended December 31, 2015, the Company granted 121,000 stock options to employees for future services. These options had a fair value of $79,139, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.12% – 1.47%
Expected dividend yield	0%
Expected volatility	61.89% - 99.21%
Expected term	3.75 years

The options are exercisable over a five-year term and vest over four years. The Company recorded $25,615 during the year ended December 31, 2015 as compensation expense pertaining to these grants.

In connection with the We Sell Cellular acquisition, on October 26, 2015, the Company determined to accelerate the vesting of stock options previously granted to employees and, therefore, recognized the remaining value of the stock options in the amount of $329,649.

Including prior period grants and the above grants, the Company recorded non-cash compensation expense of $542,506 and $521,953 during the years ended December 31, 2015and 2014, respectively, pertaining to stock option grants.

The weighted-average grant date fair value of options granted during the years ended December 31, 2015 and 2014 was $0.65 and $1.44, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2015 amounts to $45,988 and is expected to be recognized over a weighted average period of 3.95 years.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	604,625	$4.73	3.3	$-
Granted	121,000	1.24
Exercised	-	-
Forfeited or Canceled	(149,940)	9.42
Outstanding - December 31, 2015	575,685	$2.75	3.0	$1,509

Exercisable - December 31, 2015	520,685	$3.90	2.8	$1,509

The following table summarizes the Company’s stock option activity for non-vested options for the year ended December 31, 2015:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	255,855	$2.65
Granted	121,000	0.65
Vested	(245,628)	(2.32)
Forfeited or Canceled	(76,227)	(1.83)
Balance at December 31, 2015	55,000	$0.86

Warrants

As of December 31, 2015 and 2014, there were 802,520 warrants outstanding and exercisable, with a weighted average exercise price of $3.21 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at December 31, 2015 and 2014 was 3.6 and 4.6 years, respectively, and the aggregate intrinsic value was $0.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The Company did not grant any warrants to purchase shares of common stock during the year ended December 31, 2015.

As discussed in Note 10, in February 2014, in connection with the private placement offering of the Company’s common stock, the Company issued Palladium five-year warrants to purchase up to an aggregate of 22,083 shares of its common stock at an exercise price of $3.00 per share.

As discussed below, in July 2014, the Company’s former Chairman exercised and exchanged 216,666 warrants for 108,333 RSUs and 108,333 shares of the Company’s common stock. In addition, a former director of the Company exercised and exchanged 33,333 warrants for 16,666 RSUs and 16,667 shares of the Company’s common stock.

As discussed in Note 11, in August 2014, in connection with the Company’s public offering of Units, the Company issued five-years warrants to purchase up to an aggregate of 775,000 shares of its commons stock at an exercise price of $3.20 per share.

As discussed in Note 10, the Company issued 146,667 shares of Series C in exchange for 216,667 warrants, which were cancelled.

There was no expense pertaining to warrants recorded during the years ended December 31, 2015 and 2014.

Shares Granted to Directors, Consultants and Employees

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

On January 30, 2014, the Company granted 2,000 fully vested shares of common stock, having a fair value of $6,056, based on the based on the value of services provided, to an advisor for services provided. The Company recorded $6,056 as professional fees expense pertaining to this grant during the year ended December 31, 2014.

On August 15, 2014, the Company renewed an investor relations agreement with a third party consultant for an additional one-year term, commencing August 15, 2014. Pursuant to the terms of the agreement, the Company was required to pay a monthly cash fee of $3,000 and issue 20,000 shares of its common stock, with 10,000 shares vesting on August 15, 2014 and 10,000 shares vesting on May 15, 2015. The third party consultant received the 10,000 shares of vested common stock on August 15, 2014 and agreed to receive 5,000 shares of vested common stock in full settlement of the agreement on May 15, 2015. The Company recorded $ 19,700 and $15,250 as professional fees expense pertaining to this grant during the years ended December 31, 2015 and 2014, respectively.

Restricted Stock Awards

On April 11, 2014, the Company granted 150,000 RSUs each to its Executive Chairman and Chief Executive Officer. The RSUs initially vested annually over a five year period, subject to continued service on each applicable vesting date. Additionally, the RSUs automatically vested under certain circumstances, including in the event of a change of control of the Company. The RSUs had no voting rights or dividend rights. The fair value of the common stock on the date of grant was $4.80 per share, based upon the closing market price on the date of grant. The aggregate grant date fair value of the award amounted to $1,440,000, which was being recognized as compensation expense over the vesting period. As a result of the We Sell Cellular acquisition, the vesting of the RSUs was accelerated and the Company issued 150,000 shares of common stock to each of the Executive Chairman and Chief Executive Officer. The Company recorded $ 1,236,000 and $204,000 of compensation expense during the years ended December 31, 2015 and 2014, respectively, related to this award.

On April 10, 2014, the Company entered into agreements with Michael Brauser, former Chairman of the Board of Directors of the Company, and Doug Feirstein, a former director of the Company, through which each agreed within 90 days to prematurely exercise 216,666 warrants and 33,333 warrants, respectively, exercisable at $3.00 per share, with one-half exercised for cash and the other half exchanged for restricted stock units (“RSUs”). Mr. Brauser exercised and exchanged his warrants in July 2014 by paying $324,999 of cash and receiving 108,333 shares of common stock and 108,333 fully vested RSUs to be delivered on July 18, 2019. Mr. Feirstein exercised and exchanged his warrants in July 2014 by paying $50,000 of cash and receiving 16,667 shares of common stock and 16,666 fully vested RSUs to be delivered on July 18, 2019. In connection with the We Sell Cellular acquisition, the Company agreed to accelerate the delivery of the RSUs and the Company issued 108,333 shares and 16,666 shares of common stock to Mr. Brauser and Mr. Feirstein, respectively.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On May 15, 2014, the Company granted 5,000 shares of fully vested restricted common stock to its Chief Financial Officer for services previously provided. The fair value of the common stock on the date of grant was $4.55 per share, based upon the quoted closing trading price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounted to $22,750, which was recorded as compensation expense during the year ended December 31, 2014.

Effective May 19, 2014, the Company granted an aggregate of 146,000 RSUs to its independent directors. The RSUs initially vested annually over a three year period, subject to continued service on each applicable vesting date. Additionally, the RSUs automatically vested under certain circumstances, including in the event of a change of control of the Company. The RSUs will have no voting rights or dividend rights. The fair value of the common stock on the date of grant was $4.55 per share, based upon the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of the award amounted to $664,300, which was being recognized as compensation expense over the vesting period. During the year ended December 31, 2014, 38,000 unvested RSUs were forfeited upon the resignation of one of the Company’s directors. In connection with the We Sell Cellular acquisition, the Company agreed to accelerate the delivery of the RSUs and the Company issued 108,000 shares of common stock. The Company recorded $389,025 and $102,375 of compensation expense during the years ended December 31, 2015 and 2014, respectively, related to this award.

On December 2, 2014, the Company granted an aggregate of 35,000 RSUs to a consultant for future services to be provided as an advisor to the Company. The RSUs initially vested quarterly over a three year period, subject to continued service on each applicable vesting date. Additionally, the RSUs automatically vested under certain circumstances, including in the event of a change of control of the Company. The RSUs will have no voting rights or dividend rights. The fair value of the common stock on the date of grant was $2.01 per share, based upon the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of the award amounted to $70,350, which was being recognized as compensation expense over the vesting period. In connection with the We Sell Cellular acquisition, the Company agreed to accelerate the delivery of the RSUs and the Company issued 35,000 shares of common stock. The Company recorded $68,396 and $1,954 of compensation expense during the years ended December 31, 2015 and 2014, respectively, related to this award.

 On April 1, 2015, the Company granted 5,200 RSUs to its Chief Financial Officer. The RSUs vested monthly over a three-month period through June 30, 2015, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.03 per share, based upon the closing market price on the grant date. In connection with the We Sell Cellular acquisition, the Company agreed to accelerate the delivery of the RSUs and the Company issued 5,200 shares of common stock. The aggregate grant date fair value of the award amounted to $5,356, which was recorded as compensation expense during the year ended December 31, 2015.

On July 1, 2015, the Company granted 5,384 RSUs to its Chief Financial Officer. The RSUs vested monthly over a three-month period through September 30, 2015, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.25 per share, based upon the closing market price on the grant date. In connection with the We Sell Cellular acquisition, the Company agreed to accelerate the delivery of the RSUs and the Company issued 5,384 shares of common stock. The aggregate grant date fair value of the award amounted to $6,730, which was recorded as compensation expense during the year ended December 31, 2015.

On October 1, 2015, the Company granted 8,235 RSUs to its Chief Financial Officer. The RSUs vested monthly over a three-month period through December 31, 2015, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $0.76 per share, based upon the closing market price on the grant date. In connection with the We Sell Cellular acquisition, the Company agreed to accelerate the delivery of the RSUs and the Company issued 8,235 shares of common stock. The aggregate grant date fair value of the award amounted to $6,259, which was recorded as compensation expense during the year ended December 31, 2015.

As a result of the We Sell Cellular acquisition, on October 26, 2015, the Company granted 150,000 shares of fully vested restricted common stock to each of its Executive Chairman and Chief Executive Officer for services previously provided. The fair value of the common stock on the date of grant was $0.77 per share, based upon the quoted closing trading price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounted to $231,000, which was recorded as compensation expense during the year ended December 31, 2015.

As a result of the We Sell Cellular acquisition, on October 26, 2015, the Company granted 350,000 RSUs to its Chief Executive Officer. The RSUs vest annually over three years, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $0.77 per share, based upon the quoted closing trading price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounts to $269,500, which will be recognized as compensation expense over the vesting period. The Company recorded $14,972 of compensation expense during the year ended December 31, 2015 with respect to this award.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On December 10, 2015, the Company granted 125,000 RSUs to certain of employees. The RSUs vest quarterly over a three years, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.28 per share, based upon the quoted closing trading price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounts to $160,000, which will be recognized as compensation expense over the vesting period. The Company recorded $4,445 of compensation expense during the year ended December 31, 2015 with respect to this award.

On December 10, 2015, the Company granted 475,000 shares of restricted common stock to certain employees, of which 135,000 shares were fully vested on the date of grant. The remaining 340,000 shares of common stock vest quarterly over three years, subject to continued service on each applicable vesting date. The fair value of the common stock on the date of grant was $1.28 per share, based upon the quoted closing trading price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounts to $608,000, which will be recognized as compensation expense over the vesting period. The Company recorded $184,888 of compensation expense during the year ended December 31, 2015 with respect to this award.

Including prior period grants and the above grants, the Company recorded non-cash compensation expense of $2,411,463 and $970,388 during the years ended December 31, 2015 and 2014, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at December 31, 2015 amounts to $833,195 and is expected to be recognized over a weighted average period of 2.8 years.

A summary of the restricted stock award activity for the year ended December 31, 2015 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2014	558,552
Granted	1,268,819
Cancelled	(5,000)
Vested	(990,709)
Unvested Outstanding at December 31, 2015	831,662

Note 13 - Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company established a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The domestic and foreign components of the Company’s consolidated net pre-tax loss from operations for the respective periods are as follows:

	Year ended December 31,
	2015	2014
Domestic loss	$(5,025,000)	$(7,354,000)
Foreign income	-	65,000
Consolidated net loss before income tax expense	$(5,025,000)	$(7,289,000)

The valuation allowance at December 31, 2015 was approximately $8,326,000. The net change in the valuation allowance during the year ended December 31, 2015 was a decrease of approximately $4,903,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of December 31, 2015 and 2014.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The Company has a net operating loss carryforward totaling approximately $15,130,000 at December 31, 2015, expiring through 2035. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. During the year ended December 31, 2015, the Company concluded that the future utilization of its net operating loss carryforwards is subject to certain limitations. Accordingly, the Company recorded a reduction in its deferred tax assets and related valuation allowance related to this limitation. Temporary differences, which give rise to a net deferred tax asset, are approximately as follows:

	December 31,
	2015	2014
Current deferred tax assets:
Accrued Expenses	$-	$30,000
Allowance for Doubtful Accounts	-	4,000
Subtotal current deferred tax asset	-	34,000

Non-current deferred tax assets and liabilities:
Accrued expenses	$259,000	$-
Allowance for doubtful accounts	6,000	-
Intangible Assets	(2,187,000)	65,000
Fixed Assets	(238,000)	(147,000)
Charitable Contributions	2,000	-
Stock Options	3,466,000	2,673,000
Net operating loss carryover	7,018,000	10,604,000
Subtotal non-current deferred tax asset	8,326,000	13,195,000

Total deferred tax asset	$8,326,000	$13,229,000
Less: valuation allowance	(8,326,000)	(13,229,000)
Net deferred tax assets	$-	$-

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2015 and 2014 (computed by applying the U.S. Federal Corporate income tax rate of 34%) as follows:

	December 31,
	2015	2014

Expected tax benefit	$1,709,000	$2,478,000
State income taxes, net of federal benefit	353,000	242,000
Foreign rate differential	-	2,000
Net operating loss adjustment due to Section 382 limitation	(5,346,000)	-
Change in fair value of derivative liability - embedded conversion feature	-	(232,000)
Permanent items	(650,000)	(2,000)
Change in tax rate	537,000	-
True-up	887,000	5,000
Change in valuation allowance	4,903,000	(2,493,000)
Actual tax benefit	$2,393,000	$-

Note 14 – Customer and Vendor Concentrations

Customer Concentration

During the year ended December 31, 2015, there were no customers that represented at least 10% of revenues. During the year ended December 31, 2014, one customer represented at least 10% of revenues, accounting for 15% of the Company’s revenues. For the years ended December 31, 2015 and 2014, 24% and 0% of the Company’s revenues, respectively, were originated in Europe and 18% and 0% of the Company’s revenues, respectively, were originated in Hong Kong.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

At December 31, 2015, there were no customers that represented at least 10% of accounts receivable. At December 31, 2014, one customer represented at least 10% of accounts receivable, accounting for 24% of the Company’s accounts receivable.

Vendor Concentration

During the years ended December 31, 2015 and 2014, one vendor represented at least 10% of purchases, accounting for 94% and 0% of the Company’s purchases, respectively.

At December 31, 2015, one vendor represented at least 10% of accounts payable, accounting for 40%, of the Company’s accounts payable. At December 31, 2014, two vendors represented at least 10% of accounts payable, accounting for 14% and 11% of the Company’s accounts payable.

Note 15 - Fair Value Measurements

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2015	2014
Liabilities:
Placement Right Derivative Liability	3	$1,130,000	$-

The following table reflects the change in fair value of the Company’s derivative liability for the year ended December 31, 2015:

Balance – December 31, 2014	$-
Initial placement right valuation	1,130,000
Balance – December 31, 2015	$1,130,000

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

Note 16 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Share Grants

On January 6, 2016, we granted 250,000 shares to the directors of the Company’s Board of Directors. The awards vest in two equal annual increments, subject to continued service on each vesting date, with the first vesting date being one year from the grant date, and full vesting upon a change in control. Each director has the option to elect to receive the shares in the form of restricted stock or restricted stock units, with the election being fixed at the time each director executes an agreement with the Company. If elected, restricted stock units will be delivered three years from the date of grant.

Amended NPA

On March 30, 2016, the Company and BAM entered into an agreement to amend the NPA and take the following steps:

•	The Company will issue the Second Deferred Draw Note and receive an additional $2 million;
•	The Purchaser will receive an additional 350,000 shares of restricted common stock, consisting of the 120,000 shares required by the original NPA for each $2 million borrowed under the Deferred Draw Notes and an additional 230,000 shares as consideration for the favorable modification listed below;
•	The interest rate will be increased by one-quarter of one percent (25 basis points);
•	The EBITDA covenants will not apply until September 2017;
•	The amortization period of the principal will not commence until September 1, 2017;
•	The Company will get 75% credit for new purchase orders towards the borrowing base of the facility instead of the current 50%; and
•	The Company will get a 90% credit for inventory in transit towards the borrowing base instead of the current 75%.

The Company expects to amend the NPA and close the remaining $2 million draw in the next several days since all required steps other than the lender’s signature to the amendment to the NPA are being held in escrow.

