Form 10-Q
period 2016-03-31
usell.com, Inc.
filed 2016-05-16
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 16, 2016
Common Stock, $0.0001 par value per share	20,112,999 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$523,989	$1,047,786
Restricted cash	1,075,308	801,230
Accounts receivable, net	317,406	463,187
Inventory	7,773,085	7,099,970
Prepaid expenses and other current assets	180,139	297,023
Total Current Assets	9,869,927	9,709,196

Property and equipment, net	180,480	193,243
Goodwill	8,448,759	8,406,561
Intangible assets, net	4,686,930	5,043,972
Capitalized technology, net	881,555	886,543
Other assets	52,580	79,145

Total Assets	$24,120,231	$24,318,660

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,966,570	$2,563,598
Accrued expenses	769,303	729,160
Deferred revenue	361,353	814,295
Lease termination payable	-	5,000
Total Current Liabilities	3,097,226	4,112,053

Promissory note payable, net of current portion	6,739,291	5,087,043
Placement rights derivative liability	1,855,000	1,130,000
Total Liabilities	11,691,517	10,329,096

Stockholders' Equity:

Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; no shares issued and outstanding.	-	-
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; no shares issued and outstanding.	-	-
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; no shares issued and outstanding.	-	-
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value; 43,333,333 shares authorized; 20,101,999 and 19,751,999 shares issued and outstanding, respectively	2,011	1,976
Additional paid in capital	69,192,277	68,662,578
Accumulated deficit	(56,765,574)	(54,674,990)
Total Stockholders' Equity	12,428,714	13,989,564

Total Liabilities and Stockholders' Equity	$24,120,231	$24,318,660

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$22,452,148	$2,142,983

Cost of Revenue	21,547,751	1,442,519

Gross Profit	904,397	700,464

Operating Expenses:
Sales and marketing	377,095	1,006,023
General and administrative	1,535,835	1,164,083
Total operating expenses	1,912,930	2,170,106
Loss from Operations	(1,008,533)	(1,469,642)

Other (Expense) Income:
Interest income	-	532
Interest expense	(357,051)	(817)
Change in fair value of placement rights derivative liability	(725,000)	-
Total Other Expense, Net	(1,082,051)	(285)

Net Loss	$(2,090,584)	$(1,469,927)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.11)	$(0.20)

Weighted average number of common shares outstanding during the period - basic and diluted	19,751,999	7,533,817

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,090,584)	$(1,469,927)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	511,294	163,035
Stock based compensation expense	127,234	246,541
Amortization of debt issue costs into interest expense	85,850	-
Change in fair value of placement rights derivative liability	725,000	-
Changes in operating assets and liabilities:
Accounts receivable	145,781	(1,335)
Inventory	(715,313)	(158,200)
Prepaid and other current assets	116,884	7,911
Other assets	690	-
Accounts payable	(597,028)	(281,041)
Accrued expenses	40,143	352,752
Lease termination payable	(5,000)
Deferred revenues	(452,942)	26,079
Net Cash and Cash Equivalents Used In Operating Activities	(2,107,991)	(1,114,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(136,501)	(170,742)
Restricted cash	(274,078)	-
Security deposits	25,875	-
Net Cash and Cash Equivalents Used In Investing Activities	(384,704)	(170,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	2,000,000	-
Cash paid for debt issue costs	(31,102)	-
Net Cash and Cash Equivalents Provided By Financing Activities	1,968,898	-

Net Decrease in Cash and Cash Equivalents	(523,797)	(1,284,927)
Cash and Cash Equivalents - Beginning of Period	1,047,786	2,414,757

Cash and Cash Equivalents - End of Period	$523,989	$1,129,830

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$201,792	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to goodwill for inventory valuation	$42,198	$-
Common stock issued in connection with note payable	$402,500	$-

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 1 - Organization and Business

uSell.com, Inc., through its wholly-owned subsidiaries (collectively, “uSell,” or the “Company”), is a technology driven company focused on extracting the maximum value from used mobile devices, at large scale. uSell acquires products from both individual consumers, on its website, uSell.com, and from major carriers, big box retailers, and manufacturers through its subsidiary, We Sell Cellular, LLC. These devices are then distributed globally, leveraging both a traditional sales force and an online marketplace where professional buyers of used smartphones compete to buy inventory in an on-demand fashion. Through participation on uSell’s marketplace platforms and through interaction with uSell’s salesforce, buyers can acquire high volumes of inventory in a cost effective manner, while minimizing risk.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2015 and 2014. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers and are recorded net of allowances for cash discounts, doubtful accounts, and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $14,300 at March 31, 2016 and December 31, 2015.

Inventory

Inventory, comprised of all finished goods, is stated at the lower of cost (average cost method) or market.

Allowances for slow-moving or obsolete inventory are provided based on historical experience of a variety of factors, including sales volume, product life and levels of inventory at the end of the period. The Company recorded a provision for slow-moving or obsolete inventory of $379,000 and $0 during the three months ended March 31, 2016 and 2015, respectively.

Substantially all of the Company’s inventory purchases are paid for before inventory is received in the Company’s warehouse. Prepaid inventory amounted to approximately $407,000 and $133,000 at March 31, 2016 and December 31, 2015, respectively, and is included in inventory, net in the accompanying consolidated balance sheets.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Principal Device Revenue

The Company, through We Sell Cellular, LLC “”We Sell Cellular”), generates revenue from the sales of its cellular telephones and related equipment. The Company recognizes revenue “FOB shipping point” on such sales. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave the Company’s warehouse. Payment terms generally require payment once an order is placed. The Company allows customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. The allowance for product returns amounted to approximately $120,000 and $197,000 at March 31, 2016 and December 31, 2015, respectively, and is recorded in accrued expenses in the accompanying consolidated balance sheets.

Under the Company’s “Managed by uSell” service on uSell.com, the Company partnered with a third party logistics company to inspect, wipe and process devices before passing them along to buyers. Under this model, title to a device passes to uSell upon issuance of payment to the seller, which is generally within one to two days from the receipt of the device at the third party warehouse. Title to a device is then transferred to the buyer upon shipment to the buyer.

Agent Commission Revenue

In certain cases, sellers on the Company’s uSell.com website are shown a larger list of offers directly from third party buyers interested in purchasing their devices. These offers are shown instead of or in addition to the “Managed by uSell” offer. If a seller chooses one of these offers, s/he ships his/her device directly to the buyer, rather than to the Company’s third party warehouse. The buyer is then responsible for testing the device, servicing the customer, and ultimately paying the seller for the device or returning it. The Company charges a commission to the buyers only when the seller sends in a device and is successfully paid for it. As such, the Company recognizes Agent Commission Revenue upon payment to the seller.

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

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2016
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

Shipping and Handling Costs

The Company follows the provisions of ASC Topic 605-45 (formerly known as Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”) regarding shipping and handling costs. Shipping and handling costs included in cost of revenue were approximately $104,000 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $18,000 and $954,000 for the three months ended March 31, 2016 and 2015, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At March 31, 2016 and December 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

The computation of basic and diluted loss per share at March 31, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Convertible Series A Preferred Stock	-	100,000
Convertible Series B Preferred Stock	-	60,415
Convertible Series C Preferred Stock	-	146,667
Convertible Series E Preferred Stock	-	103,232
Unvested Restricted Stock	322,772	43,330
Unvested Restricted Stock Units	725,000	506,749
Stock Options	546,859	608,211
Stock Warrants	802,520	802,520
	2,397,151	2,371,124

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which eliminates the current guidance that requires an acquirer in a business combination to account for measurement-period adjustments retrospectively as if the accounting for the business combination had been completed at the acquisition date. Instead, under the new guidance, an acquirer recognizes measurement-period adjustments in the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 does not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment or change the length of the measurement period, which cannot exceed one year from the date of the acquisition. The guidance is effective for annual and interim periods beginning after December 15, 2015, and the guidance is applied prospectively to adjustments to provisional amounts that occur after the adoption date. The Company adopted ASU 2015-16 as of January 1, 2016. The adoption of this guidance impacted the Company’s accounting for its measurement-period adjustment in connection with the Well Sell Cellular acquisition during the three months ended March 31, 2016, as described in Note 3.

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
March 31, 2016
(Unaudited)

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

Note 3 - Acquisition

On October 26, 2015 (the “Closing Date”), the Company acquired BST Distribution, Inc., a New York corporation (“BST”), which owns We Sell Cellular, and is engaged primarily in the wholesale acquisition and resale of smartphones and related devices from carriers and big box stores. In connection with the We Sell Cellular acquisition, the Company, BST and We Sell Cellular entered into a financing transaction on October 26, 2015 with BAM Administrative Services, LLC, a Delaware limited liability company (“BAM”), as agent, and an institutional investor (the “Purchaser”), pursuant to which the Company issued and sold the Purchaser a note in the principal amount of $4,040,000.

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

The fair value of the Placement Rights was determined assuming the Tepfers sell their shares of common stock evenly over the next four quarters, as permitted under the SPA. Accordingly, the Placement Rights were valued as if they expire on the dates the shares of common stock are sold (see Note 10). In accordance with ASC 480-10, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the Placement Rights are treated as a derivative liability in the accompanying condensed consolidated balance sheet because the Company is unable to determine if it will have sufficient authorized and unissued shares to deliver to the Tepfers.

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

During the three months ended March 31, 2016, the Company recorded an adjustment to the value of the inventory acquired that existed prior to the acquisition. As a result of the adjustment, the Company recorded an increase in goodwill of $42,198 during the three months ended March 31, 2016.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

The following unaudited consolidated pro forma information gives effect to the We Sell Cellular acquisition as if the transaction had occurred on January 1, 2015. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition been completed on January 1, 2015, nor are they indicative of results that may occur in any future periods.

Three Months Ended March 31, 2015

Revenues	$22,444,162
Loss from operations	$(2,902,961)
Net loss	$(883,104)

Basic and diluted loss per share	$(0.05)

Weighted average shares outstanding – basic and diluted	19,583,113

Note 4 - Intangible Assets

Intangible assets, net is as follows:

March 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$2,622,000	$(156,070)	$2,465,930
Customer Relationships	5	2,008,000	(167,335)	1,840,665
eBay Reputation Relationship	1	369,000	(153,750)	215,250
Non-Compete Agreement	1	283,000	(117,915)	165,085
Intangible assets, net		$5,282,000	$(595,070)	$4,686,930

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$2,622,000	$(62,428)	$2,559,572
Customer Relationships	5	2,008,000	(66,934)	1,941,066
eBay Reputation Relationship	1	369,000	(61,500)	307,500
Non-Compete Agreement	1	283,000	(47,166)	235,834
Intangible assets, net		$5,282,000	$(238,028)	$5,043,972

Amortization expense amounted to $357,000 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2016 (remaining nine months)	$962,464
2017	776,171
2018	776,171
2019	776,171
2020	646,810
Thereafter	749,143
$4,686,930

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 5 – Capitalized Technology, Net

Capitalized technology consists of the following:

	March 31, 2016	December 31, 2015
Gross value	$2,780,139	$2,575,886
Accumulated amortization	(1,898,584)	(1,689,343)
Net value	$881,555	$886,543

Capitalized technology is amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense amounted to $141,000 and $162,000 for the three months ended March 31, 2016 and 2015, respectively, and is included in cost of revenue.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2016 (remaining nine months)	$357,786
2017	366,671
2018	149,609
2019	7,489
$881,555

Note 6 - Promissory Notes

At March 31, 2016, the Company’s Notes (as defined below) is comprised of the following:

Total Notes	$8,080,000
Less: Unamortized discount and debt issue costs	(1,340,709)
Total Notes, net of unamortized discount and debt issue costs	6,739,291
Less: Current portion of Notes	-
Long-term Notes	$6,739,291

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

Within six months of the Note Closing Date, the Company was permitted to receive up to two additional draws of funds in connection with the issuance of additional 1% original issue discount Secured Term Note (the “Deferred Draw Notes,” and with the “Initial Note,” the “Notes”). The NPA provides that the Company could elect to receive a total of another $4,000,000 under the Deferred Draw Notes in compliance with the covenants under the NPA. The proceeds of the Notes may be used for working capital and other general corporate purposes.

The Notes mature three years from the Note Closing Date and accrued interest at 13% annually, which was payable monthly in arrears, beginning November 1, 2015. Repayment of principal originally commenced seven months from the Note Closing Date in monthly installments of 1/48th of the aggregate principal amount of the Notes. The Notes are prepayable at 103%, beginning one year from the Note Closing Date, in increments of $500,000.

In connection with the issuance of the Initial Note, the Company issued the Purchaser 740,000 shares of its common stock. On December 1, 2015, the Company elected to borrow an additional $2,000,000 and issued the Purchaser a Deferred Draw Note in the principal amount of $2,020,000 and issued the Purchaser an additional 120,000 shares of common stock.

The Company maintains a dedicated bank account with a third party custodian pursuant to which all accounts receivable and Collateral proceeds (as defined in the NPA) are deposited to this account. The Company can only access funds in this account in accordance with the terms of the NPA. This account is controlled by BAM and is presented as restricted cash in the accompanying condensed consolidated balance sheet.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

On March 30, 2016, the Company received $2,000,000 in connection with the issuance of a Secured Term Note in the original principal amount of $2,020,000 (the “Second Deferred Draw Note”) under the terms of the Company’s original NPA. In connection with the closing of the Second Deferred Draw Note, the Purchaser was issued an additional 350,000 shares of restricted common stock, consisting of the 120,000 shares required by the original NPA for the issuance of the Second Deferred Draw Note, and an additional 230,000 shares as consideration for the covenant modifications referenced below. The Company paid an additional $31,000 of costs in connection with the closing of the Second Deferred Draw Note.

On March 31, 2016, uSell amended the terms of its NPA with BAM, and the Lender, pursuant to which uSell received the following modifications of covenants applicable to the credit facility:

•	The EBITDA covenants will not apply until September 2017;
•	The amortization period of the principal will not commence until September 1, 2017;
•	The interest rate was increased by one-quarter of one percent (25 basis points) from 13.0% to 13.25%;
•	The Company will get 75% credit for new purchase orders towards the borrowing base of the facility instead of the previous 50%; and
•	The Company will get a 90% credit for inventory in transit towards the borrowing base instead of the previous 75%.

The Company analyzed the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows of the modified debt was less than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. Accordingly, the Company did not treat the original NPA as having been extinguished and exchanged for a new NPA.

The Company determined the value of the 1,210,000 shares of common stock issued to the Purchaser to be $1,128,300, based upon the quoted closing trading price of the Company’s common stock on the date of grant. The issuance of the 1,210,000 shares of common stock has been treated as a debt issue cost and, accordingly, has been recorded as a direct deduction from the carrying amount of Notes and is being amortized to interest expense over the contractual term of the Notes. During the three months ended March 31, 2016, accretion of the costs amounted to $61,000.

The Company recorded a discount on the Notes of $80,000 which is being accreted to non-cash interest expense over the contractual term of the Notes. During the three months ended March 31, 2016, accretion of the discount amounted to $5,000. Contractual interest expense on the Notes amounted to $201,000 for the three months ended March 31, 2016.

The Company incurred fees associated with the closing of the Notes of $270,000. These amounts have been treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Notes and are being amortized to interest expense over the contractual term of the Notes. During the three months ended March 31, 2016, accretion of the fees amounted to $20,000.

Note 7 - Commitments and Contingencies

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

Operating Leases

The Company leases space for operations, sales, customer support and corporate purposes under a lease agreement that expires in August 2018. The Company also leases space for its warehouse and office under a lease that expires in December 2019. The leases contain provisions requiring the Company to pay maintenance, property taxes and insurance and require scheduled rent increases. Rent expense is recognized on a straight-line basis over the terms of the leases.

Rent expense, amounting to $43,000 and $19,000 for the three months ended March 31, 2016 and 2015, respectively, is included in general and administrative expense in the condensed consolidated statements of operations.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 8 - Stock-Based Compensation

Stock Option Grants

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	575,685	$2.75	3.0	$1,509
Granted	-	-
Exercised	-	-
Forfeited or Canceled	(28,826)	3.44
Outstanding – March 31, 2016	546,859	$2.71	2.3	$-

Exercisable – March 31, 2016	496,441	$2.86	2.1	$-

The Company recorded non-cash compensation expense of $4,000 and $98,000 for the three months ended March 31, 2016 and 2015, respectively, pertaining to stock option grants.

Total unrecognized compensation expense related to unvested stock options at March 31, 2016 amounts to $42,000 and is expected to be recognized over a weighted average period of 3.7 years.

The following table summarizes the Company’s stock option activity for non-vested options for the three months ended March 31, 2016:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	55,000	$0.86
Granted	-	-
Vested	(4,582)	(0.86)
Forfeited or Canceled	-	-
Balance at March 31, 2016	50,418	$0.86

Warrants

As of March 31, 2016 and December 31, 2015, there were 802,520 warrants outstanding and exercisable, with a weighted average exercise price of $3.21 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at March 31, 2016 and December 31, 2015 was 3.3 and 3.6 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the three months ended March 31, 2016.

There was no expense pertaining to warrants recorded during the three months ended March 31, 2016 and 2015.

Restricted Stock Awards

On January 1, 2016, the Company granted 5,208 restricted stock units (“RSUs”) to its Chief Financial Officer. The RSUs vested monthly over a three-month period through March 31, 2016, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.23 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $6,000, which was recorded as compensation expense during the three months ended March 31, 2016.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

On January 6, 2016, the Company granted 250,000 restricted stock units (“RSUs”) to the directors of the Company’s Board of Directors. The RSUs vest in two equal annual increments, subject to continued service on each vesting date, with the first vesting date being one year from the grant date, and full vesting upon a change in control. The RSUs will be delivered three years from the date of grant. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.23 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the awards amounted to $308,000. The Company recorded $38,000 of compensation expense during the three months ended March 31, 2016 related to this award.

A summary of the restricted stock award activity for the three months ended March 31, 2016 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2015	831,662
Granted	255,208
Forfeited	-
Vested	(49,514)
Unvested Outstanding at March 31, 2016	1,037,356

The Company recorded non-cash compensation expense of $123,000 and $149,000 for the three months ended March 31, 2016 and 2015, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at March 31,2016 amounts to $1,030,000 and is expected to be recognized over a weighted average period of 2.4 years.

Note 9 – Customer and Vendor Concentrations

Customer Concentration

During the three months ended March 31, 2016, there were no customers that represented at least 10% of revenues. During the three months ended March 31, 2015, one customer represented at least 10% of revenues, accounting for 16% of the Company’s revenues. For the three months ended March 31, 2016 and 2015, 17% and 0% of the Company’s revenues, respectively, were originated in Hong Kong.

At March 31, 2016, one customer represented at least 10% of accounts receivable, accounting for 16% of the Company’s accounts receivable. At December 31, 2015, there were no customers that represented at least 10% of accounts receivable.

Vendor Concentration

During the three months ended March 31, 2016, one vendor represented at least 10% of purchases, accounting for 97% of the Company’s purchases. During the three months ended March 31, 2015, no vendors represented at least 10% of purchases.

At March 31, 2016, no vendors represented at least 10% of accounts payable. At December 31, 2015, one vendor represented at least 10% of accounts payable, accounting for 40%, of the Company’s accounts payable.

Note 10 - Fair Value Measurements

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

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2016	December 31, 2015
Liabilities:
Placement Right Derivative Liability	3	$1,855,000	$1,130,000

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and is approved by the Chief Executive Officer.

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

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of placement right liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company uses the Black-Scholes option pricing model to value Level 3 financial liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, and risk free rates, as well as volatility.

A significant increase in the volatility or a significant increase in the Company’s stock price, in isolation, would result in a significantly higher fair value measurement. Changes in the values of the derivative liabilities are recorded in “change in fair value of placement right derivative liability” in the Company’s condensed consolidated statements of operations.

As of March 31, 2016 and December 31, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The placement right liability was valued using the Black-Scholes option pricing model and the following assumptions on the following dates:

	March 31, 2016	December 31, 2015
Exercise price	$1.20	$1.20
Stock price	$1.15	$1.11
Expected life	0.25-1.00 years	0.18-0.93 years
Risk-free interest rate	0.21%-0.61%	0.02%-0.25%
Dividend yield	0.00%	0.00%
Volatility	64%-119%	59%

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

The following table reflects the change in fair value of the Company’s derivative liability for the three months ended March 31, 2016:

Balance – December 31, 2015	$1,130,000
Change in fair value of placement right liability	725,000
Balance – March 31, 2016	$1,855,000

Note 11 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 14, 2016, the Company’s Board of Directors granted its Chief Financial Officer 1,000 shares of the Company’s restricted common stock each month, effective as of January 1, 2016 in lieu of additional salary. Each grant will occur on the last day of each month. This is expected to continue until the Company hires a full time Chief Financial Officer. In addition, the Company amended the 2008 Equity Incentive Plan by an additional 200,000 shares and agreed to issue 7,000 shares to a tax consulting firm for services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 30, 2016.

The content included on uSell.com and wesellcellular.com is not incorporated in this report.

Overview

uSell.com, Inc. is a technology driven company focused on extracting the maximum value from used mobile devices, at large scale. uSell acquires products from both individual consumers, on its website, uSell.com, and from major carriers, big box retailers, and manufacturers through its subsidiary, We Sell Cellular, LLC. These devices are then distributed globally, leveraging both a traditional sales force and an online marketplace where professional buyers of used smartphones compete to buy inventory in an on-demand fashion. Through participation on uSell’s marketplace platforms and through interaction with uSell’s salesforce, buyers can acquire high volumes of inventory in a cost effective manner, while minimizing risk.

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

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 2 of our unaudited interim condensed consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. There have been no material changes to our Critical Accounting Policies during the period covered by this report.

Results of Operations

2016 Financial Highlights

As a result of the We Sell Cellular acquisition in October 2015, our business was fundamentally transformed and our financial situation substantially improved. Key financial metrics were as follows:

•	Working capital increased from $5,597,000 at December 31, 2015 to $6,773,000 at March 31, 2016
•	Revenues increased by $20,309,000, or 948%, from $2,143,000 for the three months ended March 31, 2015 to $22,452,000 for the three months ended March 31, 2016
•	Loss from operations decreased $461,000, or 31%, from $1,470,000 for the three months ended March 31, 2015 to $1,009,000 for the three months ended March 31, 2016
•	Adjusted EBITDA, a non-GAAP financial measure, improved from ($1,060,000) for the three months ended March 31, 2015 to ($371,000) for the three months ended March 31, 2016. Adjusted EBITDA for the three months ended March 31, 2016 includes a $379,000 provision for slow moving and obsolete inventory, without which Adjusted EBITDA would have been slightly positive. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.

During the quarter ended March 31, 2016 we saw substantial gross margin pressure, primarily in the months of February and March. This was caused by global volatility in pricing related to 1) instability in China and Europe and 2) the unanticipated launch of the iPhone SE, Apple’s first ever iPhone launched in the first quarter, which resulted in a speculative drop in the value of certain legacy iPhone models. After review, management decided that the most conservative position was to take a write down on certain inventory that we were holding on March 31, 2016. We believe that the margin compression that we saw in the first quarter is cyclical not secular, as we have seen margins bounce back and stabilize in April and so far in May.

Moving forward, we will mitigate such risk by focusing on increasing inventory turns through improved efficiency in the warehouse and by building out and servicing demand through automated technology. In April 2016, we rebranded and re-launched the We Sell Cellular website located at www.wesellcellular.com, and in early May began running auctions to sell a subset of We Sell Cellular’s product to an exclusive set of buyers through this mechanism. We believe that our shift from offline to online will enable us to increase inventory turns and device margins over time.

Finally, management is working to diversify our supplier base, as we feel that this is critical to smoothing out volatility and increasing the long-term predictability of the business.

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Revenue	$22,452,148	$2,142,983	$20,309,165	948%
Cost of Revenue	21,547,751	1,442,519	20,105,232	1,394%
Gross Profit	904,397	700,464	203,933	29%
Operating Expenses:
Sales and Marketing	377,095	1,006,023	(628,928)	(63)%
General and Administrative	1,535,835	1,164,083	371,752	32%
Total Operating Expenses	1,912,930	2,170,106	(257,176)	(12)%
Operating Loss	(1,008,533)	(1,469,642)	461,109	(31)%
Other Expense	(1,082,051)	(285)	(1,081,766)	N/M
Net Loss	$(2,090,584)	$(1,469,927)	$(620,657)	42%

N/M: Not meaningful

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended March 31,
	2016		2015
Principal Device Revenue	$22,407,667	100%	$1,637,329	77%
Agent Commission Revenue	16,468	0%	373,826	17%
Other	28,013	0%	131,828	6%
	$22,452,148	100%	$2,142,983	100%

Principal Device Revenue increased by $20,771,000, or 1,269%, from $1,637,000 for the three months ended March 31, 2015 to $22,408,000 for the three months ended March 31, 2016. Agency Commission Revenue decreased by $358,000, or 96%, from $374,000 for the three months ended March 31, 2015 to $16,000 for the three months ended March 31, 2016. Principal Device Revenue related to We Sell Cellular amounted to $20,771,000 for the three months ended March 31, 2016.

The majority of our revenue from uSell.com falls under our Managed by uSell service, whereby we partner with a third party logistics company to inspect and process devices before passing them along to buyers offering the highest prices for each device. By centralizing the inspection process, we standardize the grading procedures for devices, guaranteeing quick processing times and ensuring swift and successful payment to the sellers upon inspection. Through this approach, we take possession of devices for a brief period of time before they are passed on to the ultimate buyer. Devices sourced wholesale through our subsidiary, We Sell Cellular, are also bought and sold using the Principal Device Revenue model. Thus, the vast majority of our business is characterized by this approach.

Cost of Revenue

Cost of revenue increased by $20,105,000 or 1,394% from $1,443,000 for the three months ended March 31, 2015 to $21,548,000 for the three months ended March 31, 2016. Cost of revenue related to We Sell Cellular amounted to $20,078,000 for the three months ended March 31, 2016. Cost of revenue pertaining to the sale of devices through our Managed by uSell service includes the cost of acquiring the device, as well as any other direct costs and expenses required to inspect and process the devices internally before shipping them to the buyers. Furthermore, with the acquisition of We Sell Cellular we saw a substantial increase in Principal Device Revenue associated with the wholesale acquisition and sale of devices. Accordingly, our cost of revenue has increased substantially. Cost of revenues for the three months ended March 31, 2016 includes a $379,000 provision for slow-moving and obsolete inventory.

Sales and Marketing Expenses

Sales and marketing expense decreased $629,000, or 63%, from $1,006,000 during the three months ended March 31, 2015 to $377,000 during the three months ended March 31, 2016, mainly as a result of our decision to strategically reduce our marketing staff and marketing spend in favor of seeking out wholesale supply. With the We Sell Cellular acquisition and our newfound ability to source devices directly from the carriers, retailers, and manufacturers, our primary sales and marketing expenses have shifted from consumer marketing to paying out sales commissions. We believe this shifting profile will enable us to scale volume significantly while maintaining sales and marketing expense as a much lower percentage of sales than in prior years. Sales and marketing include $346,000 of expenses related to We Sell Cellular for the three months ended March 31, 2016.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to share grants and option grants for services. Non-cash compensation expense amounted to $127,000 and $247,000 for the three months ended March 31, 2016 and 2015, respectively.

Excluding non-cash compensation expense, our general and administrative expenses for the three months ended March 31, 2016 increased by $491,000, or 54%, compared to the three months ended March 31, 2015. The increase is mainly attributable to the increase in depreciation and amortization expense. Depreciation and amortization expense increased by $369,000, from $1,000 for the three months ended March 31, 2015 to $370,000 for the three months ended March 31, 2016, mainly as a result of the amortization of the intangible assets acquired in connection with the We Sell Cellular acquisition. Not included in this amount is $141,000 and $162,000 of amortization expense for the three months ended March 31, 2016 and 2015, respectively, related to our capitalized technology, which is included in cost of revenues.

Offsetting the increase in general and administrative expenses is a decrease in salary and salary-related expenses of $394,000 resulting from the reduction in our marketing headcount during 2015. General and administrative expenses include $898,000 of expenses (inclusive of $369,000 of depreciation and amortization expense) related to the acquisition of We Sell Cellular during the three months ended March 31, 2016.

Other Income (Expense)

Other expense during the three months ended March 31, 2016 is comprised of $357,000 of interest expense primarily attributable to the NPA entered into in October 2015 in connection with the We Sell Cellular acquisition and $725,000 of derivative expense related to the change in the fair value of the placement rights derivative liability. See Note 3 to our unaudited interim condensed consolidated financial statements for a description of the rights.

We did not have significant other income (expense) during the three months ended March 31, 2015.

Non-GAAP Financial Measure - Adjusted EBITDA

We make reference to “Adjusted EBITDA,” a measure of financial performance not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Management has included Adjusted EBITDA because it believes that investors may find it useful to review our financial results as adjusted to exclude items as determined by management. Reconciliations of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net loss, to the extent available without unreasonable effort, are set forth below. The Company defines Adjusted EBITDA as earnings or (loss) from continuing operations before the items noted in the table below.

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

The following table presents Adjusted EBITDA, a non-GAAP financial measure, and provides a reconciliation of Adjusted EBITDA to the directly comparable GAAP measure reported in the Company’s consolidated financial statements:

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(2,091,000)	$(1,470,000)
Stock-based compensation expense	127,000	247,000
Depreciation and amortization	511,000	163,000
Interest expense	357,000	1,000
Interest and other income	-	(1,000)
Change in fair value of derivative liability	725,000	-
Adjusted EBITDA	$(371,000)	$(1,060,000)

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

Our cash flow has been significantly impacted by the We Sell Cellular acquisition. In connection with the acquisition, we entered into an $8 million financing facility, of which we have borrowed the full $8 million as of March 31, 2016. The proceeds were used, in part, to fund the acquisition of We Sell Cellular, in order for them to repay a previously existing bank loan, repay an amount due to one of the founders of We Sell Cellular and for the purchase of inventory. The remaining proceeds have been primarily used for the purchase of inventory and working capital needs. The Company is required to begin repaying the principal of this loan in 1/48th increments beginning September 1, 2017 until the maturity date of October 23, 2018.

Cash Flows from Operating Activities

We used $2,108,000 of cash in operating activities during the three months ended March 31, 2016, an increase from $1,114,000 of cash used in operating activities during the three months ended March 31, 2015. Our net loss during the three months ended March 31, 2016 of $2,091,000 was offset by $725,000 due to the change in the fair value of the placement rights derivative liability, $511,000 of depreciation and amortization, $127,000 of stock-based compensation and $86,000 of amortization of debt issue costs related to our NPA. Changes in working capital used $1,467,000 of cash during the three months ended March 31, 2016. Our net loss during the three months ended March 31, 2015 of $1,470,000 was offset by $247,000 of stock-based compensation and $163,000 of depreciation and amortization. Changes in working capital used $54,000 of cash during the three months ended March 31, 2015.

Cash Flows from Investing Activities

During the three months ended March 31, 2016, we capitalized $137,000 of website development costs, compared to approximately $171,000 in 2015, and our restricted cash account increased by $274,000 as a result of our requirement under the NPA to maintain a dedicated bank account controlled by BAM. During the three months ended March 31, 2016, our former landlord returned to us $26,000 in security deposits.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, we received $2,000,000 in proceeds under our NPA and paid $31,000 in costs associated with the NPA. We did not have any cash flows from financing activities during the three months ended March 31, 2015.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity, increasing inventory turns and margins, and diversifying our supplier base.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to integrate We Sell Cellular with uSell and enhance the We Sell Cellular business with our technology, maintaining and establishing relationships with suppliers and further instability in foreign economics. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended December 31, 2015. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. During the period covered by this report, there were no new legal proceedings nor any material developments to any legal proceedings previously disclosed in our Form 10-K.

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

uSell.com, Inc.

May 16, 2016	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer
(Principal Executive Officer)

May 16, 2016	/s/ Jennifer Calabrese
Jennifer Calabrese
Chief Financial Officer and
Executive Vice President of Finance
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

10.1	Amendment to 2008 Equity Incentive Plan*	8-K	1/12/16	10.1
10.2	Amendment to Note Purchase Agreement originally issued October 23, 2015	8-K	4/1/16	10.1
10.3	Form of Amended and Restated Note originally issued October 23, 2015	8-K	4/1/16	10.2
10.4	Form of Amended and Restated Note originally issued December 1, 2015	8-K	4/1/16	10.3
10.5	Form of Secured Term Note issued March 30, 2016	8-K	4/1/16	10.4
10.6	Amendment to 2008 Equity Incentive Plan, effective April 14, 2016*	8-K	4/20/16	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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