Form 10-Q
period 2016-06-30
usell.com, Inc.
filed 2016-08-15
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2016
Common Stock, $0.0001 par value per share	20,120,999 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,012,868	$1,047,786
Restricted cash	1,606,102	801,230
Accounts receivable, net	276,842	463,187
Inventory	8,413,671	7,099,970
Prepaid expenses and other current assets	171,583	297,023
Total Current Assets	11,481,066	9,709,196

Property and equipment, net	175,640	193,243
Goodwill	8,448,759	8,406,561
Intangible assets, net	4,329,888	5,043,972
Capitalized technology, net	891,135	886,543
Other assets	52,580	79,145

Total Assets	$25,379,068	$24,318,660

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,367,258	$2,563,598
Accrued expenses	694,455	729,160
Deferred revenue	424,822	814,295
Lease termination payable	-	5,000
Total Current Liabilities	4,486,535	4,112,053

Promissory note payable	6,851,791	5,087,043
Placement rights derivative liability	1,500,000	1,130,000
Total Liabilities	12,838,326	10,329,096

Stockholders' Equity:

Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; no shares issued and outstanding.	-	-
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; no shares issued and outstanding.	-	-
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; no shares issued and outstanding.	-	-
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value; 43,333,333 shares authorized; 20,120,999 and 19,751,999 shares issued and outstanding, respectively	2,012	1,976
Additional paid in capital	69,336,972	68,662,578
Accumulated deficit	(56,798,242)	(54,674,990)
Total Stockholders' Equity	12,540,742	13,989,564

Total Liabilities and Stockholders' Equity	$25,379,068	$24,318,660

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$25,829,187	$2,720,455	$48,281,335	$4,863,438

Cost of Revenue	24,021,565	2,156,542	45,569,316	3,599,061

Gross Profit	1,807,622	563,913	2,712,019	1,264,377

Operating Expenses:
Sales and marketing	413,805	349,017	790,900	1,355,040
General and administrative	1,453,403	750,220	2,989,238	1,914,303
Total operating expenses	1,867,208	1,099,237	3,780,138	3,269,343
Loss from Operations	(59,586)	(535,324)	(1,068,119)	(2,004,966)

Other (Expense) Income:
Interest income	-	253	-	785
Interest expense	(328,082)	(5)	(685,133)	(822)
Change in fair value of placement rights derivative liability	355,000	-	(370,000)	-
Total Other (Expense) Income, Net	26,918	248	(1,055,133)	(37)

Net Loss	$(32,668)	$(535,076)	$(2,123,252)	$(2,005,003)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.00)	$(0.07)	$(0.11)	$(0.27)

Weighted average number of common shares outstanding during the period - basic and diluted	20,110,625	7,541,626	19,931,312	7,537,743

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,123,252)	$(2,005,003)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	998,632	302,487
(Recovery of) Provision for bad debt expense	(1,828)	749
Stock based compensation expense	271,930	458,723
Amortization of debt issue costs into interest expense	216,799	-
Change in fair value of placement rights derivative liability	370,000	-
Changes in operating assets and liabilities:
Accounts receivable	188,173	966
Inventory	(1,355,899)	(211,960)
Prepaid and other current assets	125,440	21,687
Other assets	690	-
Accounts payable	803,660	13,258
Accrued expenses	(34,704)	-
Lease termination payable	(5,000)	-
Deferred revenues	(389,473)	70,843
Net Cash and Cash Equivalents Used In Operating Activities	(934,832)	(1,348,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(267,293)	(310,897)
Restricted cash	(804,872)	-
Cash paid to purchase property and equipment	(4,245)	-
Security deposits	25,875	-
Net Cash and Cash Equivalents Used In Investing Activities	(1,050,535)	(310,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	2,000,000	-
Cash paid for debt issue costs	(49,551)	-
Net Cash and Cash Equivalents Provided By Financing Activities	1,950,449	-

Net Decrease in Cash and Cash Equivalents	(34,918)	(1,659,147)
Cash and Cash Equivalents - Beginning of Period	1,047,786	2,414,757

Cash and Cash Equivalents - End of Period	$1,012,868	$755,610

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$382,117	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to goodwill for inventory valuation	$42,198	$-
Common stock issued in connection with note payable	$402,500	$-

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2016
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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2015 and 2014. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

 Accounts Receivable

Accounts receivable represent obligations from the Company’s customers and are recorded net of allowances for cash discounts, doubtful accounts, and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 and $14,300 at June 30, 2016 and December 31, 2015, respectively.

Inventory

Inventory, comprised of all finished goods, is stated at the lower of cost (average cost method) or market. Inventory is recorded net of allowances.

Allowances for slow-moving or obsolete inventory are provided based on historical experience of a variety of factors, including sales volume, product life and levels of inventory at the end of the period. The allowance for slow-moving or obsolete inventory amounted to $178,000 and $0 at June 30, 2016 and December 31, 2015, respectively.

Substantially all of the Company’s inventory purchases are paid for before inventory is received in the Company’s warehouse. Prepaid inventory amounted to approximately $1,192,000 and $133,000 at June 30, 2016 and December 31, 2015, respectively, and is included in inventory, net in the accompanying consolidated balance sheets.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Principal Device Revenue

The Company, through We Sell Cellular, LLC (“We Sell Cellular”), generates revenue from the sales of its cellular telephones and related equipment. The Company recognizes revenue “FOB shipping point” on such sales. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave the Company’s warehouse. Payment terms generally require payment once an order is placed. The Company allows customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. The allowance for product returns amounted to approximately $232,000 and $197,000 at June 30, 2016 and December 31, 2015, respectively, and is recorded in accrued expenses in the accompanying consolidated balance sheets.

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
June 30, 2016
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

Shipping and Handling Costs

The Company follows the provisions of ASC Topic 605-45 (formerly known as Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”) regarding shipping and handling costs. Shipping and handling costs included in cost of revenue were approximately $124,000, and $0 for the three months ended June 30, 2016 and 2015, respectively, and $228,000 and $0 for the six months ended June 30, 2016 and 2015, respectively.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $12,000 and $316,000 for the three months ended June 30, 2016 and 2015, respectively, and $ 30,000 and $1,271,000 for the six months ended June 30, 2016 and 2015, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At June 30, 2016 and December 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

The computation of basic and diluted loss per share at June 30, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2016	2015
Convertible Series A Preferred Stock	-	100,000
Convertible Series B Preferred Stock	-	60,415
Convertible Series C Preferred Stock	-	146,667
Convertible Series E Preferred Stock	-	103,232
Unvested Restricted Stock	288,884	27,774
Unvested Restricted Stock Units	704,166	407,833
Stock Options	468,959	576,344
Stock Warrants	802,520	802,520
	2,264,529	2,224,785

Recent Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which further amended ASU 2016-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. The Company is continuing to evaluate the expected impact of this standard on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from contracts with customers (Topic 606): Principal versus Agent Considerations Reporting Revenue Gross versus Net” (“ASU 2014-09”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Private entities must apply the amendments one year later. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

In September 2015, the FASB issued ASU 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which eliminates the current guidance that requires an acquirer in a business combination to account for measurement-period adjustments retrospectively as if the accounting for the business combination had been completed at the acquisition date. Instead, under the new guidance, an acquirer recognizes measurement-period adjustments in the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 does not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment or change the length of the measurement period, which cannot exceed one year from the date of the acquisition. The guidance is effective for annual and interim periods beginning after December 15, 2015, and the guidance is applied prospectively to adjustments to provisional amounts that occur after the adoption date. The Company adopted ASU 2015-16 as of January 1, 2016. The adoption of this guidance impacted the Company’s accounting for its measurement-period adjustment in connection with the Well Sell Cellular acquisition during the six months ended June 30, 2016, as described in Note 3.

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

In accordance with the SPA, if the Tepfers elect to sell shares of the Company’s common stock, the Company will use its best efforts to assist the Tepfers in selling their shares of common stock acquired under the SPA for up to $6,000,000 in gross proceeds (together and not each) through private placements or public offerings, with target sales of $1,500,000 quarterly, commencing with the quarter ending December 31, 2015 (the “Placement Rights”). If the price per share received by the Tepfers is less than the greater of $1.20 or the product of an EBITDA-based formula, the Company will issue the Tepfers additional shares of common stock. The Tepfers did not elect to sell shares of common stock during the quarters ending December 31, 2015 and June 30, 2016.

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
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

On July 27, 2016, the Company entered into an agreement with the Tepfers pursuant to which, effective July 1, 2016, the Tepfers agreed to waive the Placement Rights granted to them under the SPA (see Note 11). Accordingly, the derivative liability pertaining to the Placement Rights will be eliminated with a corresponding credit to additional paid in capital.

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

During the six months ended June 30, 2016, the Company recorded an adjustment to the value of the inventory acquired that existed prior to the acquisition. As a result of the adjustment, the Company recorded an increase in goodwill of $42,198 during the six months ended June 30, 2016.

Note 4 - Intangible Assets

Intangible assets, net is as follows:

June 30, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$2,622,000	$(249,712)	$2,372,288
Customer Relationships	5	2,008,000	(267,736)	1,740,264
eBay Reputation Relationship	1	369,000	(246,000)	123,000
Non-Compete Agreement	1	283,000	(188,664)	94,336
Intangible assets, net		$5,282,000	$(952,112)	$4,329,888

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$2,622,000	$(62,428)	$2,559,572
Customer Relationships	5	2,008,000	(66,934)	1,941,066
eBay Reputation Relationship	1	369,000	(61,500)	307,500
Non-Compete Agreement	1	283,000	(47,166)	235,834
Intangible assets, net		$5,282,000	$(238,028)	$5,043,972

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $357,000 and $138,000 for the three months ended June 30, 2016 and 2015, respectively, and $714,000 and $300,000 for the six months ended June 30, 2016 and 2015, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2016 (remaining six months)	$605,422
2017	776,171
2018	776,171
2019	776,171
2020	709,235
2021	374,571
Thereafter	312,147
$4,329,888

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 5 – Capitalized Technology, Net

Capitalized technology consists of the following:

	June 30, 2016	December 31, 2015
Gross value	$2,843,179	$2,575,886
Accumulated amortization	(1,952,044)	(1,689,343)
Net value	$891,135	$886,543

Capitalized technology is amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense amounted to $122,000 and $138,000 for the three months ended June 30, 2016 and 2015, respectively, and $263,000 and $300,000 for the six months ended June 30, 2016 and 2015, respectively, and is included in cost of revenue.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2016 (remaining six months)	$260,554
2017	410,268
2018	193,206
2019	27,107
$891,135

Note 6 - Promissory Notes

At June 30, 2016, the Company’s Notes (as defined below) is comprised of the following:

Total Notes	$8,080,000
Less: Unamortized discount and debt issue costs	(1,228,209)
Total Notes, net of unamortized discount and debt issue costs	6,851,791
Less: Current portion of Notes	-
Long-term Notes	$6,851,791

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

The Notes mature three years from the Note Closing Date and accrues interest at 13% annually, which is payable monthly in arrears, beginning November 1, 2015. Repayment of principal originally commenced seven months from the Note Closing Date in monthly installments of 1/48th of the aggregate principal amount of the Notes. The Notes are prepayable at 103%, beginning one year from the Note Closing Date, in increments of $500,000.

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
June 30, 2016
(Unaudited)

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

The Company determined the value of the 1,210,000 shares of common stock issued to the Purchaser to be $1,128,300, based upon the quoted closing trading price of the Company’s common stock on the date of grant. The issuance of the 1,210,000 shares of common stock has been treated as a debt issue cost and, accordingly, has been recorded as a direct deduction from the carrying amount of Notes and is being amortized to interest expense over the contractual term of the Notes. During the three and six months ended June 30, 2016, accretion of the costs amounted to $100,000 and $161,000, respectively.

The Company recorded a discount on the Notes of $80,000 which is being accreted to non-cash interest expense over the contractual term of the Notes. During the three and six months ended June 30, 2016, accretion of the discount amounted to $7,000 and $12,000, respectively. Contractual interest expense on the Notes amounted to $271,000 and $471,000 for the three and six months ended June 30, 2016.

The Company incurred fees associated with the closing of the Notes of $288,000. These amounts have been treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Notes and are being amortized to interest expense over the contractual term of the Notes. During the three and six months ended June 30, 2016, accretion of the fees amounted to $24,000 and $44,000, respectively.

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
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

Rent expense, amounting to $43,000 and $20,000 for the three months ended June 30, 2016 and 2015, respectively, and $87,000 and $40,000 for the six months ended June 30, 2016 and 2015, respectively, is included in general and administrative expense in the condensed consolidated statements of operations.

Note 8 - Stock-Based Compensation

Stock Option Grants

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	575,685	$2.75	3.0	$1,509
Granted	10,000	1.00
Exercised	-	-
Forfeited or Canceled	(116,726)	3.11
Outstanding – June 30, 2016	468,959	$2.62	2.2	$-

Exercisable – June 30, 2016	413,127	$2.81	1.9	$-

The Company recorded non-cash compensation expense of $4,000 and $57,000 for the three months ended June 30, 2016 and 2015, respectively, and $8,000 and $155,000 for the six months ended June 30, 2016 and 2015, respectively, pertaining to stock option grants.

Total unrecognized compensation expense related to unvested stock options at June 30, 2016 amounts to $47,000 and is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the Company’s stock option activity for non-vested options for the six months ended June 30, 2016:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	55,000	$0.86
Granted	10,000	0.88
Vested	(9,168)	(0.86)
Forfeited or Canceled	-	-
Balance at June 30, 2016	55,832	$0.86

Warrants

As of June 30, 2016 and December 31, 2015, there were 802,520 warrants outstanding and exercisable, with a weighted average exercise price of $3.21 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at June 30, 2016 and December 31, 2015 was 3.3 and 3.6 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the six months ended June 30, 2016.

There was no expense pertaining to warrants recorded during the three and six months ended June 30, 2016 and 2015.

Restricted Stock Awards

On January 1, 2016, the Company granted 5,208 restricted stock units (“RSUs”) to its Chief Financial Officer. The RSUs vested monthly over a three-month period through March 31, 2016, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.23 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $6,000, which was recorded as compensation expense during the six months ended June 30, 2016.

On January 6, 2016, the Company granted 250,000 RSUs to the directors of the Company’s Board of Directors. The RSUs vest in two equal annual increments, subject to continued service on each vesting date, with the first vesting date being one year from the grant date, and full vesting upon a change in control. The RSUs will be delivered three years from the date of grant. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.23 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the awards amounted to $308,000. The Company recorded $38,000 and $77,000 of compensation expense during the three and six months ended June 30, 2016 related to this award.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

On April 1, 2016, the Company granted 6,433 RSUs to its Chief Financial Officer. The RSUs vested monthly over a three-month period through June 30, 2016, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.15 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $7,000, which was recorded as compensation expense during the six months ended June 30, 2016.

On April 18, 2016, the Company granted 7,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the date of grant was $0.80 per share, based upon the quoted closing trading price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounted to $5,600, which was recorded as compensation expense during the six months ended June 30, 2016.

In April, May and June, 2016, the Company granted an aggregate of 6,000 fully vested shares of common stock to its Chief Financial Officer. The fair value of the common stock on the date of grant ranged from $0.90 to $1.00 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the awards amounted to $6,000, which was recorded as compensation expense during the six months ended June 30, 2016.

On June 30, 2016, the Company granted 6,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the date of grant was $1.00 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $6,000, which was recorded as compensation expense during the six months ended June 30, 2016.

A summary of the restricted stock award activity for the six months ended June 30, 2016 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2015	831,662
Granted	280,641
Forfeited	-
Vested	(119,253)
Unvested Outstanding at June 30, 2016	993,050

The Company recorded non-cash compensation expense of $140,000 and $155,000 for the three months ended June 30, 2016 and 2015, respectively, and $264,000 and $304,000 for the six months ended June 30, 2016 and 2015, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at June 30,2016 amounts to $920,000 and is expected to be recognized over a weighted average period of 2.3 years.

Note 9 – Customer and Vendor Concentrations

Customer Concentration

During the three months ended June 30, 2016, one customer represented at least 10% of revenues, accounting for 10% of the Company’s revenues. During the three months ended June 30, 2015, four customers represented at least 10% of revenues, accounting for 12%, 12%, 12% and 10% of the Company’s revenues. During the three months ended June 30, 2016 and 2015, 60% and 100% of the Company’s revenues, respectively, were originated in the United States, 22% and 0% of the Company’s revenues, respectively, were originated in Europe and 12% and 0% of the Company’s revenues respectively, were originated in Hong Kong.

During the six months ended June 30, 2016, there were no customers that represented at least 10% of revenues. During the six months ended June 30, 2015, two customers represented at least 10% of revenues, accounting for 14% and 10% of the Company’s revenues. During the six months ended June 30, 2016 and 2015, 58% and 100% of the Company’s revenues, respectively, were originated in the United States, 18% and 0% of the Company’s revenues, respectively, were originated in Europe and 16% and 0% of the Company’s revenues were originated in Hong Kong.

At June 30, 2016, one customer represented at least 10% of accounts receivable, accounting for 39% of the Company’s accounts receivable. At December 31, 2015, there were no customers that represented at least 10% of accounts receivable.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

Vendor Concentration

During the three months ended June 30, 2016, two vendors represented at least 10% of purchases, accounting for 85% and 11% of the Company’s purchases. During the three months ended June 30, 2015, no vendors represented at least 10% of purchases.

During the six months ended June 30, 2016, one vendor represented at least 10% of purchases, accounting for 90% of the Company’s purchases. During the six months ended June 30, 2015, no vendors represented at least 10% of purchases.

At June 30, 2016, one vendor represented at least 10% of accounts payable, accounting for 74% of accounts payable. At December 31, 2015, one vendor represented at least 10% of accounts payable, accounting for 40%, of the Company’s accounts payable.

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

  The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2016	December 31, 2015
Liabilities:
Placement Right Derivative Liability	3	$1,500,000	$1,130,000

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

As of June 30, 2016 and December 31, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

The placement right liability was valued using the Black-Scholes option pricing model and the following assumptions on the following dates:

	June 30, 2016	December 31, 2015
Exercise price	$1.20	$1.20
Stock price	$0.90	$1.11
Expected life	0 years	0.18-0.93 years
Risk-free interest rate	0.26%	0.02%-0.25%
Dividend yield	0.00%	0.00%
Volatility	0%	59%

The following table reflects the change in fair value of the Company’s derivative liability for the six months ended June 30, 2016:

Balance – December 31, 2015	$1,130,000
Change in fair value of placement right liability	370,000
Balance – June 30, 2016	$1,500,000

Note 11 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 27, 2016, the Company entered into an agreement with the Tepfers pursuant to which, effective July 1, 2016, the Tepfers agreed to waive the Placement Rights granted to them under the SPA. Accordingly, the derivative liability pertaining to the Placement Rights will be eliminated with a corresponding credit to additional paid in capital. The Tepfers also agreed to waive the bonus rights under their respective employment agreements with the Company dated October 23, 2015 which provided for potential annual bonuses in a combined amount exceeding $1,000,000. In exchange for agreeing to waive the Placement Rights and bonus rights, each of Brian Tepfer and Scott Tepfer was granted the right to receive a quarterly bonus equal to 4.5% of quarterly gross EBITDA under the Company’s new Management Incentive Compensation Plan, as described below.

On July 27, 2016, the Company adopted its Management Incentive Compensation Plan (the “Plan”) effective July 1, 2016. The Plan provides that each quarter that the Company meets certain gross EBITDA thresholds, participants will be eligible to receive quarterly bonuses. The Plan is effective through September 2018. The Plan provides for minimum bonus eligibility thresholds set at quarterly gross EBITDA levels that ensure that the Company will remain cash-flow positive and in compliance with all debt covenants over the term after payment of bonuses. If the Company does not meet the minimum EBITDA threshold in a given quarter, no bonus is payable under the Plan for that quarter. Bonuses will be subject to adjustment in the event the Company’s year-end audit results in restatement of a prior quarter’s EBITDA.

Effective July 1, 2016, the Company granted its Chief Executive Officer eligibility under the Plan to receive a bonus representing 2.4% of quarterly gross EBITDA and increased his base annual salary from $140,000 to $175,000.

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

Results of Operations

2016 Financial Highlights

As a result of the We Sell Cellular acquisition in October 2015, our business was fundamentally transformed and our financial situation substantially improved. Key financial metrics were as follows:

•	Working capital increased to $6,995,000 at June 30, 2016 from $5,597,000 at December 31, 2015
•	Revenues increased by $23,109,000, or 849%, to $25,829,000 for the three months ended June 30, 2016, from $2,720,000 for the three months ended June 30, 2015
•	Revenues increased by $43,148,000, or 893%, to $48,281,000 for the six months ended June 30, 2016, from $4,863,000 for the six months ended June 30, 2015
•	Net loss decreased $502,000, or 94%, to $33,000 for the three months ended June 30, 2016, from $535,000 for the three months ended June 30, 2015
•	Net loss increased $118,000, or 6%, to $2,123,000 for the six months ended June 30, 2016, from $2,005,000 for the six months ended June 30, 2015
•	Adjusted EBITDA, a non-GAAP financial measure, improved to $572,000 for the three months ended June 30, 2016, from ($184,000) for the three months ended June 30, 2015. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.
•	Adjusted EBITDA, a non-GAAP financial measure, improved to $203,000 for the six months ended June 30, 2016, from ($1,244,000) for the six months ended June 30, 2015. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.

As anticipated, we saw margins bounce back substantially in the second quarter of 2016, confirming that the margin pressure that we experienced in the first quarter of 2016 was not a trend, but rather a cyclical event triggered by the unanticipated launch of the iPhone SE. We were able to liquidate most of the inventory associated with the write down that we took in the first quarter by mid-May, which enabled us to purchase new inventory at favorable prices. While we believe that margins have stabilized, we have continued to maintain a conservative philosophy and have taken steps to minimize the impact on our financial statements of any potential price fluctuations due to the anticipated iPhone 7 release in September.

From a technology perspective, we have made great strides in the second quarter of 2016. In early May, we began running auctions through the newly rebranded We Sell Cellular website. In May and June, we sold roughly $1.7 million in value of devices through these eCommerce auctions. Through this process, we have proven that by leveraging uSell’s technology, we are able to drive sales in a much more efficient and scalable manner. The auction technology that we developed was targeted at a specific subset of We Sell Cellular’s customers, so we will not move 100% of We Sell Cellular’s volume through this particular mechanism, but we are in the process of building additional mechanisms to move the bulk of We Sell Cellular’s sales online over the next 12 months.

On the supplier side, we have also made great progress. Supplier concentration dropped from 97% in the first quarter of 2016 to 85% in the second quarter of 2016. Given the high volume of purchases, this small move in percentage is meaningful, and management continues to have confidence in our ability to diversify our supplier base over the next six to nine months.

Finally, we made substantial improvements to our balance sheet by restructuring the terms of our bank facility with our lender and by eliminating Brian and Scott Tepfers’ Placement Rights. The modification of our agreement with our lender resulted in an increase in our working capital to close to $7.0 million, while the elimination of the Tepfer’s Placement Rights will add $1.5 million of equity to our balance sheet. The Placement Rights had resulted in cumulative income statement charges of $0.37 million for the six months ended June 30, 2016.

Comparison of the Three and Six Months Ended June 30, 2016 to the Three and Six Months Ended June 30, 2015

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Revenue	$25,829,187	$2,720,455	$23,108,732	849%
Cost of Revenue	24,021,565	2,156,542	21,865,023	1,014%
Gross Profit	1,807,622	563,913	1,243,709	221%
Operating Expenses:
Sales and Marketing	413,805	349,017	64,788	19%
General and Administrative	1,453,403	750,220	703,183	94%
Total Operating Expenses	1,867,208	1,099,237	767,971	70%
Operating Loss	(59,586)	(535,324)	475,738	(89)%
Other Income	26,918	248	(26,670)	N/M
Net Loss	$(32,668)	$(535,076)	$(502,408)	(94)%

	Six Months Ended June 30,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Revenue	$48,281,335	$4,863,438	$43,417,897	893%
Cost of Revenue	45,569,316	3,599,061	41,970,255	1,166%
Gross Profit	2,712,019	1,264,377	1,447,642	114%
Operating Expenses:
Sales and Marketing	790,900	1,355,040	(564,140)	(42)%
General and Administrative	2,989,238	1,914,303	1,074,935	56%
Total Operating Expenses	3,780,138	3,269,343	510,795	16%
Operating Loss	(1,068,119)	(2,004,966)	936,847	(47)%
Other Expense	(1,055,133)	(37)	(1,055,096)	N/M
Net Loss	$(2,123,252)	$(2,005,003)	$(118,249)	6%

N/M: Not meaningful

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended June 30,
	2016		2015
Principal Device Revenue	$25,794,735	100%	$2,548,390	94%
Agent Commission Revenue	14,036	0%	78,453	3%
Other	20,416	0%	93,612	3%
	$25,829,187	100%	$2,720,455	100%

	Six Months Ended June 30,
	2016		2015
Principal Device Revenue	$48,202,401	100%	$4,185,719	86%
Agent Commission Revenue	30,504	0%	452,279	9%
Other	48,430	0%	225,440	5%
	$48,281,335	100%	$4,863,438	100%

Principal Device Revenue increased by $23,247,000, or 912%, from $2,548,000 for the three months ended June 30, 2015 to $25,795,000 for the three months ended June 30, 2016. Agent Commission Revenue decreased by $64,000, or 82%, from $78,000 for the three months ended June 30, 2015 to $14,000 for the three months ended June 30, 2016. Principal Device Revenue related to We Sell Cellular amounted to $24,529,000 for the three months ended June 30, 2016.

Principal Device Revenue increased by $44,016,000, or 1,052%, from $4,186,000 for the six months ended June 30, 2015 to $48,202,000 for the six months ended June 30, 2016. Agent Commission Revenue decreased by $421,000, or 93%, from $452,000 for the six months ended June 30, 2015 to $31,000 for the six months ended June 30, 2016. Principal Device Revenue related to We Sell Cellular amounted to $45,300,000 for the six months ended June 30, 2016.

Due to the fact that devices sourced through We Sell Cellular are bought and sold using the Principal Device Revenue model, we anticipate that the percentage of the Agent Commission Revenue will remain minimal for the foreseeable future, as we continue to increase the volume that we purchase through wholesale channels.

Cost of Revenue

Cost of revenue increased by $21,865,000 or 1,014% from $2,157,000 for the three months ended June 30, 2015 to $24,022,000 for the three months ended June 30, 2016. Cost of revenue increased by $41,970,000 or 1,166% from $3,599,000 for the six months ended June 30, 2015 to $45,569,000 for the six months ended June 30, 2016. Cost of revenue related to We Sell Cellular amounted to $22,803,000 and $42,881,000 for the three and six months ended June 30, 2016, respectively. Cost of revenue pertaining to the sale of devices through our Managed by uSell service includes the cost of acquiring the device, as well as any other direct costs and expenses required to inspect and process the devices internally before shipping them to the buyers. Furthermore, with the acquisition of We Sell Cellular we saw a substantial increase in Principal Device Revenue associated with the wholesale acquisition and sale of devices. Accordingly, our cost of revenue has increased substantially. Cost of revenues for the three and six months ended June 30, 2016 includes a $468,000 recovery and $12,000 provision for slow-moving and obsolete inventory, respectively.

Gross profit increased substantially to 7.0% for the three months ended June 30, 2016, compared to 4.0% for the three months ended March 31, 2016. Any comparison prior to the We Sell Cellular acquisition in October 2015 would not be meaningful. As noted above, margins improved during the second quarter of 2016, confirming that the margin pressure that we experienced in the first quarter was not a trend, but rather a cyclical event triggered by the unanticipated launch of the iPhone SE. We were able to liquidate most of the inventory associated with the write down that we took in the first quarter by mid-May, which enabled us to purchase new inventory at favorable prices. While we believe that margins have stabilized, we have continued to maintain a conservative philosophy and have added a new reserve for potential price fluctuations due to the anticipated iPhone 7 release in September.

Sales and Marketing Expenses

Sales and marketing expense increased $65,000, or 19%, from $349,000 during the three months ended June 30, 2015 to $414,000 during the three months ended June 30, 2016. Sales and marketing include $378,000 of expenses related to We Sell Cellular for the three months ended June 30, 2016. With the We Sell Cellular acquisition and our newfound ability to source devices directly from the carriers, retailers, and manufacturers, our primary sales and marketing expenses have shifted from consumer marketing to paying out sales commissions. We believe this shifting profile will enable us to scale volume significantly while maintaining sales and marketing expense as a much lower percentage of sales than in prior years.

Sales and marketing expense decreased $564,000, or 42%, from $1,355,000 during the six months ended June 30, 2015 to $791,000 during the six months ended June 30, 2016, mainly as a result of our decision to strategically reduce our marketing staff and marketing spend in favor of seeking out wholesale supply. Sales and marketing include $724,000 of expenses related to We Sell Cellular for the six months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to share grants and option grants for services. Non-cash compensation expense amounted to $145,000 and $212,000 for the three months ended June 30, 2016 and 2015, respectively, and $272,000 and $459,000 for the six months ended June 30, 2016 and 2015, respectively.

Excluding non-cash compensation expense, general and administrative expenses for the three months ended June 30, 2016 increased by $771,000, or 143%, compared to the three months ended June 30, 2015. The increase is mainly attributable to the increase in depreciation and amortization expense. Depreciation and amortization expense increased by $365,000, from $1,000 for the three months ended June 30, 2015 to $366,000 for the three months ended June 30, 2016, mainly as a result of the amortization of the intangible assets acquired in connection with the We Sell Cellular acquisition. Not included in this amount is $121,000 and $138,000 of amortization expense for the three months ended June 30, 2016 and 2015, respectively, related to our capitalized technology, which is included in cost of revenues. Offsetting the increase in general and administrative expenses is a decrease in salary and salary-related expenses of $73,000 resulting from the reduction in our marketing headcount during 2015. General and administrative expenses include $845,000 of expenses (inclusive of $366,000 of depreciation and amortization expense) related to the acquisition of We Sell Cellular during the three months ended June 30, 2016.

Excluding non-cash compensation expense, general and administrative expenses for the six months ended June 30, 2016 increased by $1,262,000, or 87%, compared to the six months ended June 30, 2015. The increase is mainly attributable to the increase in depreciation and amortization expense. Depreciation and amortization expense increased by $733,000, from $3,000 for the six months ended June 30, 2015 to $736,000 for the six months ended June 30, 2016, mainly as a result of the amortization of the intangible assets acquired in connection with the We Sell Cellular acquisition. Not included in this amount is $263,000 and $300,000 of amortization expense for the six months ended June 30, 2016 and 2015, respectively, related to our capitalized technology, which is included in cost of revenues. Offsetting the increase in general and administrative expenses is a decrease in salary and salary-related expenses of $467,000 resulting from the reduction in our marketing headcount during 2015. General and administrative expenses include $1,742,000 of expenses (inclusive of $735,000 of depreciation and amortization expense) related to the acquisition of We Sell Cellular during the three months ended June 30, 2016.

Other Income (Expense)

Other expense during the three and six months ended June 30, 2016 is comprised of ($328,000) and ($685,000), respectively, of interest expense primarily attributable to the NPA entered into in October 2015 in connection with the We Sell Cellular acquisition and ($355,000) and $370,000, respectively, related to the change in the fair value of the Placement Rights derivative liability. See Note 3 to our unaudited interim condensed consolidated financial statements for a description of the rights. On July 27, 2016, we entered into an agreement with the Tepfers pursuant to which, effective July 1, 2016, the Tepfers agreed to waive the Placement Rights granted to them under the SPA. Accordingly, the derivative liability pertaining to the Placement Rights will be eliminated with a corresponding credit to additional paid in capital.

We did not have significant other income (expense) during the three and six months ended June 30, 2015.

Non-GAAP Financial Measure - Adjusted EBITDA

We make reference to “Adjusted EBITDA,” a measure of financial performance not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.

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

The following table presents Adjusted EBITDA, a non-GAAP financial measure, and provides a reconciliation of Adjusted EBITDA to the directly comparable GAAP measure reported in the Company’s consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(33,000)	$(535,000)	$(2,123,000)	$(2,005,000)
Stock-based compensation expense	145,000	212,000	272,000	459,000
Depreciation and amortization	487,000	139,000	999,000	302,000
Interest expense	328,000	-	685,000	1,000
Interest and other income	-	-		(1,000)
Change in fair value of derivative liability	(355,000)	-	370,000
Adjusted EBITDA	$572,000	$(184,000)	$203,000	$(1,244,000)

The above net loss and Adjusted EBITDA amounts do not give effect to the waiver of the Placement Rights in connection with the approval of the Plan, which eliminated the non-cash charge for the change in the fair value of the derivative liability.

Liquidity and Capital Resources

We do not yet have a sustained history of financial stability. Historically, our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. We believe that with our acquisition of We Sell Cellular and our current available cash, along with the anticipated increase in revenues, we will have sufficient funds to meet our anticipated cash needs for the next 12 months.

There can be no assurance that the plans and actions proposed by management will be successful, that we will generate profitability and positive cash flows in the future. We cannot assure you that financing will enable us to meet our working capital needs. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Our cash flow has been significantly impacted by the We Sell Cellular acquisition. In connection with the acquisition, we entered into an $8 million financing facility, of which we have borrowed the full $8 million as of June 30, 2016. The proceeds were used, in part, to fund the acquisition of We Sell Cellular, in order for them to repay a previously existing bank loan, repay an amount due to one of the founders of We Sell Cellular and for the purchase of inventory. The remaining proceeds have been primarily used for the purchase of inventory and working capital needs. The Company is required to begin repaying the principal of this loan in 1/48th increments beginning September 1, 2017 until the maturity date of October 23, 2018.

Cash Flows from Operating Activities

We used $935,000 of cash in operating activities during the six months ended June 30, 2016, a decrease from $1,348,000 of cash used in operating activities during the six months ended June 30, 2015. Our net loss during the six months ended June 30, 2016 of $2,123,000 was offset by $370,000 due to the change in the fair value of the Placement Rights derivative liability, $999,000 of depreciation and amortization, $272,000 of stock-based compensation and $216,000 of amortization of debt issue costs related to our NPA. Changes in working capital used $667,000 of cash during the six months ended June 30, 2016. Our net loss during the six months ended June 30, 2015 of $2,005,000 was offset by $459,000 of stock-based compensation and $302,000 of depreciation and amortization. Changes in working capital used $105,000 of cash during the six months ended June 30, 2015.

Cash Flows from Investing Activities

During the six months ended June 30, 2016, we capitalized $267,000 of website development costs, compared to approximately $311,000 in 2015, and our restricted cash account increased by $805,000 as a result of our requirement under the NPA to maintain a dedicated bank account controlled by BAM. During the six months ended June 30, 2016, our former landlord returned to us $26,000 in security deposits.

Cash Flows from Financing Activities

During the six months ended June 30, 2016, we received $2,000,000 in proceeds under our NPA and paid $50,000 in costs associated with the NPA. We did not have any cash flows from financing activities during the six months ended June 30, 2015.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding future margins, reducing dependence upon a supplier, We Sell Cellular’s online effectiveness, the benefits from the Tepfer’s Placement Rights waiver and liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to integrate We Sell Cellular with uSell and enhance the We Sell Cellular business with our technology, establishing relationships with new suppliers, the impact of the iPhone 7 launch and further instability in foreign economics. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended December 31, 2015. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

uSell.com, Inc.

August 15, 2016	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer
(Principal Executive Officer)

August 15, 2016	/s/ Jennifer Calabrese
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

