Form 10-Q
period 2016-09-30
usell.com, Inc.
filed 2016-11-10
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2016
Common Stock, $0.0001 par value per share	20,130,999 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,188,318	$1,047,786
Restricted cash	4,329,303	801,230
Accounts receivable, net	227,518	463,187
Inventory, net	5,054,265	7,099,970
Prepaid expenses and other current assets	154,627	297,023
Total Current Assets	10,954,031	9,709,196

Property and equipment, net	174,433	193,243
Goodwill	8,448,759	8,406,561
Intangible assets, net	3,972,846	5,043,972
Capitalized technology, net	919,410	886,543
Other assets	75,668	79,145

Total Assets	$24,545,147	$24,318,660

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,821,213	$2,563,598
Accrued expenses	674,513	729,160
Promissory note payable	168,333	-
Deferred revenue	289,971	814,295
Capital lease obligations	11,026	-
Lease termination payable	-	5,000
Total Current Liabilities	3,965,056	4,112,053

Promissory note payable, net of current portion	6,815,052	5,087,043
Capital lease obligations, net of current portion	44,103	-
Placement rights derivative liability	-	1,130,000
Total Liabilities	10,824,211	10,329,096

Stockholders' Equity:
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; no shares issued and outstanding	-	-
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; no shares issued and outstanding	-	-
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; no shares issued and outstanding	-	-
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value; 43,333,333 shares authorized; 20,128,999 and 19,751,999 shares issued and outstanding, respectively	2,013	1,976
Additional paid in capital	70,928,645	68,662,578
Accumulated deficit	(57,209,722)	(54,674,990)
Total Stockholders' Equity	13,720,936	13,989,564

Total Liabilities and Stockholders' Equity	$24,545,147	$24,318,660

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$24,817,307	$2,699,863	$73,098,642	$7,563,301

Cost of Revenue	22,750,001	2,165,410	68,319,317	5,764,471

Gross Profit	2,067,306	534,453	4,779,325	1,798,830

Operating Expenses:
Sales and marketing	468,624	55,436	1,259,524	1,410,476
General and administrative	1,605,398	773,439	4,594,637	2,687,742
Total operating expenses	2,074,022	828,875	5,854,161	4,098,218
Loss from Operations	(6,716)	(294,422)	(1,074,836)	(2,299,388)

Other (Expense) Income:
Interest income	429	138	429	923
Interest expense	(405,192)	-	(1,090,325)	(822)
Change in fair value of placement rights derivative liability	-	-	(370,000)	-
Total Other (Expense) Income, Net	(404,763)	138	(1,459,896)	101

Net Loss	$(411,479)	$(294,284)	$(2,534,732)	$(2,299,287)

Basic and Diluted Loss per Common Share:
Net loss per common share – basic and diluted	$(0.02)	$(0.04)	$(0.13)	$(0.30)

Weighted average number of common shares outstanding during the period – basic and diluted	20,123,042	7,549,929	19,995,689	7,541,850

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,534,732)	$(2,299,287)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,504,049	433,427
(Recovery of) Provision for bad debt expense	(1,876)	749
Stock based compensation expense	363,604	654,341
Amortization of debt issue costs into interest expense	348,393	-
Loss on disposal of property and equipment	112,284	-
Change in fair value of placement rights derivative liability	370,000	-
Changes in operating assets and liabilities:
Accounts receivable	237,545	17,317
Inventory	2,003,507	(288,968)
Prepaid and other current assets	142,396	42,414
Other assets	11,912	(26,750)
Accounts payable	257,615	(301,560)
Accrued expenses	(54,647)	452,614
Lease termination payable	(5,000)	-
Deferred revenues	(524,324)	34,690
Net Cash and Cash Equivalents Provided By (Used In) Operating Activities	2,230,726	(1,281,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(435,116)	(467,655)
Restricted cash	(3,528,073)	-
Cash paid to purchase property and equipment	(69,019)	-
Security deposits	(8,435)	-
Net Cash and Cash Equivalents Used In Investing Activities	(4,040,643)	(467,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	2,000,000	-
Cash paid for debt issue costs	(49,551)	(75,000)
Net Cash and Cash Equivalents Provided By (Used In) Financing Activities	1,950,449	(75,000)

Net Increase (Decrease) in Cash and Cash Equivalents	140,532	(1,823,668)
Cash and Cash Equivalents - Beginning of Period	1,047,786	2,414,757

Cash and Cash Equivalents - End of Period	$1,188,318	$591,089

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$744,931	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to goodwill for inventory valuation	$42,198	$-
Common stock issued in connection with note payable	$402,500	$-
Common stock issued for services	$-	$4,450
Elimination of Placement Rights Derivative Liability	$1,500,000	-
Purchases of property and equipment through capital leases	$55,129	-

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 1 - Organization and Business

uSell.com, Inc., through its wholly-owned subsidiaries (collectively, “uSell,” or the “Company”), is a technology driven company focused on extracting the maximum value from used mobile devices, at large scale. uSell acquires products from both individual consumers, on its website, uSell.com, and from major carriers, big box retailers, and manufacturers through its subsidiary, We Sell Cellular, LLC (“We Sell Cellular”). These devices are then distributed globally, leveraging both a traditional sales force and an online marketplace where professional buyers of used smartphones compete to buy inventory in an on-demand fashion. Through participation on uSell’s marketplace platforms and through interaction with uSell’s salesforce, buyers can acquire high volumes of inventory in a cost effective manner, while minimizing risk.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2015 and 2014. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers and are recorded net of allowances for cash discounts, doubtful accounts, and actual sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $1,600 and $14,300 at September 30, 2016 and December 31, 2015, respectively.

Inventory

Inventory, comprised of all finished goods, is stated at the lower of cost (average cost method) or market. Inventory is recorded net of allowances.

Allowances for slow-moving or obsolete inventory are provided based on historical experience of a variety of factors, including sales volume, product life and levels of inventory at the end of the period. The allowance for slow-moving or obsolete inventory amounted to $63,000 and $0 at September 30, 2016 and December 31, 2015, respectively.

Substantially all of the Company’s inventory purchases are paid for before inventory is received in the Company’s warehouse. Prepaid inventory amounted to approximately $93,000 and $133,000 at September 30, 2016 and December 31, 2015, respectively, and is included in inventory, net in the accompanying condensed consolidated balance sheets.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Principal Device Revenue

The Company, through We Sell Cellular, generates revenue from the sales of its cellular telephones and related equipment. The Company recognizes revenue “FOB shipping point” on such sales. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave the Company’s warehouse. Payment terms generally require payment once an order is placed. The Company allows customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. The estimate of the allowance for product returns amounted to approximately $109,000 and $197,000 at September 30, 2016 and December 31, 2015, respectively, and is recorded in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Agent Commission Revenue

In certain cases, sellers on the Company’s uSell.com website are shown a larger list of offers directly from third party buyers interested in purchasing their devices. These offers are shown instead of or in addition to the “Managed by uSell” offer. If a seller chooses one of these offers, the seller will ship their device directly to the buyer, rather than to the Company’s third party warehouse. The buyer is then responsible for testing the device, servicing the customer, and ultimately paying the seller for the device or returning it. The Company charges a commission to the buyers only when the seller sends in a device and is successfully paid for it. As such, the Company recognizes Agent Commission Revenue upon payment to the seller.

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
September 30, 2016
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

Shipping and Handling Costs

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 605-45 regarding shipping and handling costs. Shipping and handling costs included in cost of revenue were approximately $108,000, and $0 for the three months ended September 30, 2016 and 2015, respectively, and $336,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $11,000 and $22,000 for the three months ended September 30, 2016 and 2015, respectively, and $41,000 and $1,293,000 for the nine months ended September 30, 2016 and 2015, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At September 30, 2016 and December 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Concentrations of credit risk with respect to accounts receivables is minimal due to the large number of customers comprising the Company’s customer base and generally short payment terms.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of debt approximates its carrying amounts as a market rate of interest is attached to the repayment.

Net Loss per Share

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period, including stock options and warrants, using the treasury stock method, and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2016	2015
Convertible Series A Preferred Stock	-	100,000
Convertible Series B Preferred Stock	-	60,411
Convertible Series C Preferred Stock	-	146,667
Convertible Series E Preferred Stock	-	103,232
Unvested Restricted Stock	255,000	22,218
Restricted Stock Units	743,020	404,915
Stock Options	468,896	530,971
Stock Warrants	802,520	802,520
	2,269,436	2,170,934

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 206-15 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which further amended ASU 2016-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. The Company is continuing to evaluate the expected impact of this standard on its consolidated financial statements.

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
September 30, 2016
(Unaudited)

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which eliminates the current guidance that requires an acquirer in a business combination to account for measurement-period adjustments retrospectively as if the accounting for the business combination had been completed at the acquisition date. Instead, under the new guidance, an acquirer recognizes measurement-period adjustments in the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 does not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment or change the length of the measurement period, which cannot exceed one year from the date of the acquisition. The guidance is effective for annual and interim periods beginning after December 15, 2015, and the guidance is applied prospectively to adjustments to provisional amounts that occur after the adoption date. The Company adopted ASU 2015-16 as of January 1, 2016. The adoption of this guidance impacted the Company’s accounting for its measurement-period adjustment in connection with the Well Sell Cellular acquisition during the nine months ended September 30, 2016, as described in Note 3.

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
September 30, 2016
(Unaudited)

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

In accordance with the SPA, if the Tepfers elected to sell shares of the Company’s common stock, the Company would use its best efforts to assist the Tepfers in selling their shares of common stock acquired under the SPA for up to $6,000,000 in gross proceeds (together and not each) through private placements or public offerings, with target sales of $1,500,000 quarterly, commencing with the quarter ending December 31, 2015 (the “Placement Rights”). If the price per share received by the Tepfers was less than the greater of $1.20 or the product of an EBITDA-based formula, the Company would have been required to issue the Tepfers additional shares of common stock. The Tepfers did not elect to sell shares of common stock during the quarter ending December 31, 2015 and the nine months ended September 30, 2016.

The fair value of the Placement Rights was determined assuming the Tepfers sold their shares of common stock evenly over four quarters, as permitted under the SPA. Accordingly, the Placement Rights were valued as if they expired on the dates the shares of common stock were sold (see Note 10). In accordance with ASC 480-10, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the Placement Rights were treated as a derivative liability in the accompanying condensed consolidated balance sheet because the Company was unable to determine if it would have sufficient authorized and unissued shares to deliver to the Tepfers.

On July 27, 2016, the Company entered into an agreement with the Tepfers pursuant to which, effective July 1, 2016, the Tepfers agreed to waive the Placement Rights granted to them under the SPA. Accordingly, the derivative liability pertaining to the Placement Rights was eliminated with a corresponding credit to additional paid in capital (see Note 10).

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

During the nine months ended September 30, 2016, the Company recorded an adjustment to the value of the inventory acquired that existed prior to the acquisition. As a result of the adjustment, the Company recorded an increase in goodwill of $42,198 during the nine months ended September 30, 2016.

Note 4 - Intangible Assets

Intangible assets, net is as follows:

September 30, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$2,622,000	$(343,354)	$2,278,646
Customer Relationships	5	2,008,000	(368,137)	1,639,863
eBay Reputation Relationship	1	369,000	(338,250)	30,750
Non-Compete Agreement	1	283,000	(259,413)	23,587
Intangible assets, net		$5,282,000	$(1,309,154)	$3,972,846

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$2,622,000	$(62,428)	$2,559,572
Customer Relationships	5	2,008,000	(66,934)	1,941,066
eBay Reputation Relationship	1	369,000	(61,500)	307,500
Non-Compete Agreement	1	283,000	(47,166)	235,834
Intangible assets, net		$5,282,000	$(238,028)	$5,043,972

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $357,000 and $0 for the three months ended September 30, 2016 and 2015, respectively, and $1,071,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2016 (remaining three months)	$248,380
2017	776,171
2018	776,171
2019	776,171
2020	709,235
2021	374,571
Thereafter	312,147
$3,972,846

Note 5 – Capitalized Technology, Net

Capitalized technology consists of the following:

	September 30, 2016	December 31, 2015
Gross value	$3,011,002	$2,575,886
Accumulated amortization	(2,091,592)	(1,689,343)
Net value	$919,410	$886,543

Capitalized technology is amortized on a straight-line basis over estimated useful lives of three years. Amortization expense amounted to $139,000 and $130,000 for the three months ended September 30, 2016 and 2015, respectively, and $402,000 and $430,000 for the nine months ended September 30, 2016 and 2015, respectively, and is included in cost of revenue.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2016 (remaining three months)	$140,998
2017	466,209
2018	249,147
2019	63,056
$919,410

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 6 - Promissory Notes

At September 30, 2016, the Company’s Notes (as defined below) is comprised of the following:

Total Notes	$8,080,000
Less: Unamortized discount and debt issue costs	(1,096,615)
Total Notes, net of unamortized discount and debt issue costs	6,983,385
Less: Current portion of Notes	168,333
Long-term Notes	$6,815,052

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

The Notes mature three years from the Note Closing Date and accrue interest at 13.25% annually, which is payable monthly in arrears, beginning November 1, 2015. Repayment of principal originally commenced seven months from the Note Closing Date in monthly installments of 1/48th of the aggregate principal amount of the Notes (see below). The Notes are prepayable at 103%, beginning one year from the Note Closing Date, in increments of $500,000.

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

On March 31, 2016, the Company amended the terms of its NPA with BAM, and the Purchaser, pursuant to which the Company received the following modifications of covenants applicable to the credit facility:

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
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

The Company determined the value of the 1,210,000 shares of common stock issued to the Purchaser to be $1,128,300, based upon the quoted closing trading price of the Company’s common stock on the date of grant. The issuance of the 1,210,000 shares of common stock has been treated as a debt issue cost and, accordingly, has been recorded as a direct deduction from the carrying amount of Notes and is being amortized to interest expense over the contractual term of the Notes. During the three and nine months ended September 30, 2016, accretion of the costs amounted to $100,000 and $260,000, respectively.

The Company recorded a discount on the Notes of $80,000 which is being accreted to non-cash interest expense over the contractual term of the Notes. During the three and nine months ended September 30, 2016, accretion of the discount amounted to $7,000 and $19,000, respectively. Contractual interest expense on the Notes amounted to $274,000 and $745,000 for the three and nine months ended September 30, 2016.

The Company incurred fees associated with the closing of the Notes of $288,000. These amounts have been treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Notes and are being amortized to interest expense over the contractual term of the Notes. During the three and nine months ended September 30, 2016, accretion of the fees amounted to $25,000 and $69,000, respectively.

Note 7 – Capital Lease Obligations

We are obligated under a capital lease under which the aggregate present value of the minimum lease payments amounted to $55,000. The present value of the minimum lease payments was calculated using a discount rate of 5.18%. The future minimum lease payments under the capital lease at September 30, 2016 is as follows:

Years ending December 31,
2016 (remaining three months)	$3,135
2017	12,540
2018	12,540
2019	12,540
2020	12,540
2021	9,405
62,700
Less: Amounts representing interest	7,571
Principal portion	55,129
Less: Current portion	11,026
Capital lease obligations, net of current portion	$44,103

The capital lease obligations are collateralized by underlying property and equipment. As of September 30, 2016, the gross amount of property and equipment under non-cancelable capital leases was $55,129 and the amount of accumulated amortization was $0.

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

Operating Leases

The Company leases space for operations, sales, customer support and corporate purposes under a lease agreement that expires in August 2018. The Company also leases space for its warehouse and office under a lease that expires in September 2021. The leases contain provisions requiring the Company to pay maintenance, property taxes and insurance and require scheduled rent increases. Rent expense is recognized on a straight-line basis over the terms of the leases.

Rent expense, amounting to $63,000 and $23,000 for the three months ended September 30, 2016 and 2015, respectively, and $149,000 and $63,000 for the nine months ended September 30, 2016 and 2015, respectively, is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 8 - Stock-Based Compensation

Stock Option Grants

On May 16, 2016, the Company granted 10,000 stock options to an employee for future services. These options had a fair value of $8,800, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.94%
Expected dividend yield	0%
Expected volatility	166.35%
Expected term	3.5 years

The options are exercisable over a five-year term and vest over three years. The Company recorded $1,000 and $1,100 during the three and nine months ended September 30, 2016, respectively, as compensation expense pertaining to these grants.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	575,685	$2.75	3.0	$1,509
Granted	10,000	1.00
Exercised	-	-
Forfeited or Canceled	(116,789)	3.11
Outstanding – September 30, 2016	468,896	$2.62	2.0	$-

Exercisable – September 30, 2016	418,479	$2.79	1.7	$-

The Company recorded non-cash compensation expense of $5,000 and $57,000 for the three months ended September 30, 2016 and 2015, respectively, and $13,000 and $212,000 for the nine months ended September 30, 2016 and 2015, respectively, pertaining to stock option grants.

Total unrecognized compensation expense related to unvested stock options at September 30, 2016 amounts to $42,000 and is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes the Company’s stock option activity for non-vested options for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	55,000	$0.86
Granted	10,000	0.88
Vested	(14,583)	(0.86)
Forfeited or Canceled	-	-
Balance at September 30, 2016	50,417	$0.86

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

Warrants

As of September 30, 2016 and December 31, 2015, there were 802,520 warrants outstanding and exercisable, with a weighted average exercise price of $3.21 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at September 30, 2016 and December 31, 2015 was 2.8 and 3.6 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the nine months ended September 30, 2016.

There was no expense pertaining to warrants recorded during the three and nine months ended September 30, 2016 and 2015.

Restricted Stock Awards

On January 1, 2016, the Company granted 5,208 restricted stock units (“RSUs”) to its Chief Financial Officer. The RSUs vested monthly over a three-month period through March 31, 2016, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.23 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $6,000, which was recorded as compensation expense during the nine months ended September 30, 2016.

On January 6, 2016, the Company granted 250,000 RSUs to the directors of the Company’s Board of Directors. The RSUs vest in two equal annual increments, subject to continued service on each vesting date, with the first vesting date being one year from the grant date, and full vesting upon a change in control. The RSUs will be delivered three years from the date of grant. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.23 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the awards amounted to $308,000. The Company recorded $26,000 and $103,000 of compensation expense during the three and nine months ended September 30, 2016 related to this award.

On April 1, 2016, the Company granted 6,433 RSUs to its Chief Financial Officer. The RSUs vested monthly over a three-month period through June 30, 2016, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.15 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $7,000, which was recorded as compensation expense during the nine months ended September 30, 2016.

On April 18, 2016, the Company granted 7,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the date of grant was $0.80 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $5,600, which was recorded as compensation expense during the nine months ended September 30, 2016.

During the quarter ended June 30, 2016, the Company granted an aggregate of 6,000 fully vested shares of common stock to its Chief Financial Officer. The fair value of the common stock on the dates of grant ranged from $0.90 to $1.00 per share, based upon the closing market price on the respective grant dates. The aggregate grant date fair value of the awards amounted to $6,000, which was recorded as compensation expense during the nine months ended September 30, 2016.

On June 30, 2016, the Company granted 6,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the date of grant was $1.00 per share. The aggregate grant date fair value of the award amounted to $6,000, which was recorded as compensation expense during the nine months ended September 30, 2016.

On July 1, 2016, the Company granted 6,379 RSUs to its Chief Financial Officer. The RSUs vested monthly over a three-month period through September 30, 2016, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $0.90 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $6,000, which was recorded as compensation expense during the nine months ended September 30, 2016.

During the quarter ended September 30, 2016, the Company granted an aggregate of 6,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the respective dates of grant was $1.00 per share. The aggregate grant date fair value of the awards amounted to $6,000, which was recorded as compensation expense during the nine months ended September 30, 2016.

On September 27, 2016, the Company granted 2,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the date of grant was $0.80 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $1,600, which was recorded as compensation expense during the nine months ended September 30, 2016.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

A summary of the restricted stock award activity for the nine months ended September 30, 2016 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2015	831,662
Granted	295,020
Forfeited	-
Vested	(177,932)
Unvested Outstanding at September 30, 2016	948,750

The Company recorded non-cash compensation expense of $87,000 and $139,000 for the three months ended September 30, 2016 and 2015, respectively, and $351,000 and $443,000 for the nine months ended September 30, 2016 and 2015, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at September 30,2016 amounts to $846,000 and is expected to be recognized over a weighted average period of 1.9 years.

Note 9 – Customer and Vendor Concentrations

Customer Concentration

During the three months ended September 30, 2016, there were no customers that represented at least 10% of revenues. During the three months ended September 30, 2015, three customers represented at least 10% of revenues, accounting for 25%, 13% and 12% of the Company’s revenues. During the three months ended September 30, 2016 and 2015, 65% and 100% of the Company’s revenues, respectively, were originated in the United States, 24% and 0% of the Company’s revenues, respectively, were originated in Europe and 8% and 0% of the Company’s revenues respectively, were originated in Hong Kong.

During the nine months ended September 30, 2016, there were no customers that represented at least 10% of revenues. During the nine months ended September 30, 2015, three customers represented at least 10% of revenues, accounting for 11%, 11% and 10% of the Company’s revenues. During the nine months ended September 30, 2016 and 2015, 65% and 100% of the Company’s revenues, respectively, were originated in the United States, 20% and 0% of the Company’s revenues, respectively, were originated in Europe and 13% and 0% of the Company’s revenues were originated in Hong Kong.

At September 30, 2016 and December 31, 2015, there were no customers that represented at least 10% of accounts receivable.

Vendor Concentration

During the three months ended September 30, 2016, two vendors represented at least 10% of purchases, accounting for 62% and 15% of the Company’s purchases. During the three months ended September 30, 2015, no vendors represented at least 10% of purchases.

During the nine months ended September 30, 2016, one vendor represented at least 10% of purchases, accounting for 81% of the Company’s purchases. During the nine months ended September 30, 2015, no vendors represented at least 10% of purchases.

At September 30, 2016, one vendor represented at least 10% of accounts payable, accounting for 62% of accounts payable. At December 31, 2015, one vendor represented at least 10% of accounts payable, accounting for 40% of the Company’s accounts payable.

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
September 30, 2016
(Unaudited)

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2016	December 31, 2015
Liabilities:
Placement Right Derivative Liability	3	$-	$1,130,000

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

As of September 30, 2016 and December 31, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The placement right liability was valued using the Black-Scholes option pricing model and the following assumptions on the following dates:

	July 1, 2016	December 31, 2015
Exercise price	$1.20	$1.20
Stock price	$0.90	$1.11
Expected life	0 years	0.18-0.93 years
Risk-free interest rate	0.26%	0.02%-0.25%
Dividend yield	0.00%	0.00%
Volatility	0%	59%

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

The following table reflects the change in fair value of the Company’s derivative liability for the nine months ended September 30, 2016:

Balance – December 31, 2015	$1,130,000
Change in fair value of placement right liability	370,000
Elimination of placement right liability	(1,500,000)
Balance – September 30, 2016	$-

As discussed in Note 3, on July 27, 2016, the Company entered into an agreement with the Tepfers pursuant to which, effective July 1, 2016, the Tepfers agreed to waive the Placement Rights granted to them under the SPA. Accordingly, the Company recorded an expense of $370,000 during the nine months ended September 30, 2016, representing the change in the fair value of the derivative liability pertaining to the Placement Rights through July 1, 2016 and, as the derivative liability was eliminated on July 1, 2016, recorded $1,500,000 as additional paid in capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 30, 2016. These Risk Factors noted our reliance on one supplier which accounted for 94% of our purchases. Although we have reduced our dependence on this supplier to 62% of purchases for the quarter ended September 30, 2016, we remain dependent on suppliers and any material reduction without the ability to replace them with new suppliers and maintain acceptable margins could have a material adverse effect upon us.

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

While a minority of our product is sold directly to consumers via third party eCommerce platforms, the majority of our sales are to professional, wholesale buyers. These buyers include brick and mortar retailers, online retailers, large and small wholesalers, small repair shops, large refurbishing providers, and insurance companies. Approximately two-thirds of our customer base is in the United States, with the balance abroad. We are able to provide all of our buyers with a low risk, cost-efficient way to acquire inventory. Through participation in the uSell marketplace or through interaction with our salesforce, our buyers gain access to the high volume of devices that we acquire through both retail and wholesale means, without taking on the risk and investment involved in marketing directly to consumers or purchasing directly from carriers, big box retailers, and manufacturers.

Revenue Model

We generate revenue by either taking possession of devices and selling these devices for a premium (“Principal Device Revenue”) or by facilitating transactions between buyers and sellers and collecting a commission (“Agent Commission Revenue”).

A part of our retail business utilizes an Agent Commission Revenue model, whereby we do not take possession of the devices that are sold to us by consumers, but rather facilitate transactions between these consumers and our network of professional buyers. Some of the devises we acquire through our retail business, however, utilize our Managed by uSell service, whereby we partner with a third party logistics company to inspect and process devices before passing them along to buyers offering the highest prices for each device. Through this approach, we take possession of devices for a brief period of time before they are passed on to the ultimate buyer.

Devices sourced wholesale through our subsidiary, We Sell Cellular, are all bought and sold using the Principal Device Revenue model. Given that our wholesale sourcing channel is substantially larger than our retail sourcing channel, the vast majority of our business is characterized by the Principal Device Revenue approach.

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

Results of Operations

2016 Financial Highlights

As a result of the We Sell Cellular acquisition in October 2015, our business was fundamentally transformed and our financial situation substantially improved. Key financial metrics were as follows:

•	Revenues increased by $22,117,000, or 819%, to $24,817,000 for the three months ended September 30, 2016, from $2,700,000 for the three months ended September 30, 2015
•	Revenues increased by $65,536,000, or 867%, to $73,099,000 for the nine months ended September 30, 2016, from $7,563,000 for the nine months ended September 30, 2015
•	Operating loss decreased $287,000, or 98%, to $7,000 for the three months ended September 30, 2016, from $294,000 for the three months ended September 30, 2015
•	Operating loss decreased $1,224,000, or 53%, to $1,075,000 for the nine months ended September 30, 2016, from $2,299,000 for the nine months ended September 30, 2015
•	Adjusted EBITDA, a non-GAAP financial measure, improved to $590,000 for the three months ended September 30, 2016, from $34,000 for the three months ended September 30, 2015. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.
•	Adjusted EBITDA, a non-GAAP financial measure, improved to $793,000 for the nine months ended September 30, 2016, from ($1,212,000) for the nine months ended September 30, 2015. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.

We saw improvement in our quarter over quarter gross margin during the three months ended September 30, 2016. The third quarter of 2016 was a period of low supply in the industry, which drove up selling prices and our margins. We were also able to make opportunistic purchases during the quarter that substantially improved our margins. Lastly, we were benefited by the fact that we were able to liquidate most of the inventory associated with our first quarter write down prior to the start of the third quarter.

From a technology perspective, we continued to successfully run online auctions for a certain subset of We Sell Cellular’s product. We also began putting the building blocks in place to begin migrating more of We Sell Cellular’s volume online. In particular, we launched an “Online Stock List,” where buyers can log into their accounts and view our inventory on demand. We also consolidated and streamlined our processes for lead capture, lead management, prospect management, and customer relationship management. In the short term, this will enable our salesforce to focus on high value activities, such as acquiring new customers and increasing customer engagement and retention. In the long term, these systems are critical to managing our customer interactions as we migrate more customers onto our online platforms.

On the supplier side, we continued to make great strides, as our largest supplier’s share of our purchases dropped from 85% in the second quarter of 2016 to 62% in the third quarter of 2016. We view supplier diversification as a long term initiative that will be measured over the next 12-24 months.

Comparison of the Three and Nine Months Ended September 30, 2016 to the Three and Nine Months Ended September 30, 2015

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Revenue	$24,817,000	$2,700,000	$22,117,000	819%
Cost of Revenue	22,750,000	2,165,000	20,585,000	951%
Gross Profit	2,067,000	535,000	1,532,000	286%
Operating Expenses:
Sales and Marketing	469,000	55,000	414,000	753%
General and Administrative	1,605,000	773,000	832,000	108%
Total Operating Expenses	2,074,000	828,000	1,246,000	150%
Operating Loss	(7,000)	(293,000)	286,000	(98)%
Other Expense, Net	(405,000)	-	(405,000)	100%
Net Loss	$(412,000)	$(293,000)	$(119,000)	41%

	Nine Months Ended September 30,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Revenue	$73,099,000	$7,563,000	$65,536,000	867%
Cost of Revenue	68,319,000	5,764,000	62,555,000	1,085%
Gross Profit	4,780,000	1,799,000	2,981,000	166%
Operating Expenses:
Sales and Marketing	1,260,000	1,410,000	(150,000)	(11)%
General and Administrative	4,595,000	2,688,000	1,907,000	71%
Total Operating Expenses	5,855,000	4,098,000	1,757,000	43%
Operating Loss	(1,075,000)	(2,299,000)	1,224,000	(53)%
Other Expense, Net	(1,460,000)	-	(1,460,000)	100%
Net Loss	$(2,535,000)	$(2,299,000)	$(236,000)	10%

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended September 30,
	2016		2015
Principal Device Revenue	$24,721,000	100%	$2,595,000	96%
Agent Commission Revenue	75,000	0%	43,000	2%
Other	21,000	0%	62,000	2%
	$24,817,000	100%	$2,700,000	100%

	Nine Months Ended September 30,
	2016		2015
Principal Device Revenue	$72,923,000	100%	$6,781,000	90%
Agent Commission Revenue	106,000	0%	495,000	7%
Other	70,000	0%	287,000	3%
	$73,099,000	100%	$7,563,000	100%

Principal Device Revenue increased by $22,126,000, or 853%, from $2,595,000 for the three months ended September 30, 2015 to $24,721,000 for the three months ended September 30, 2016. Agent Commission Revenue increased by $32,000, or 74%, from $43,000 for the three months ended September 30, 2015 to $75,000 for the three months ended September 30, 2016. Principal Device Revenue related to We Sell Cellular amounted to $23,761,000 for the three months ended September 30, 2016.

Principal Device Revenue increased by $66,142,000, or 975%, from $6,781,000 for the nine months ended September 30, 2015 to $72,923,000 for the nine months ended September 30, 2016. Agent Commission Revenue decreased by $389,000, or 79%, from $495,000 for the nine months ended September 30, 2015 to $106,000 for the nine months ended September 30, 2016. Principal Device Revenue related to We Sell Cellular amounted to $69,060,000 for the nine months ended September 30, 2016.

Due to the fact that devices sourced through We Sell Cellular are bought and sold using the Principal Device Revenue model, we anticipate that the percentage of the Agent Commission Revenue will remain minimal for the foreseeable future, as we continue to increase the volume that we purchase through wholesale channels.

Cost of Revenue

Cost of revenue increased by $20,585,000 or 951% from $2,165,000 for the three months ended September 30, 2015 to $22,750,000 for the three months ended September 30, 2016. Cost of revenue increased by $62,555,000 or 1,085% from $5,764,000 for the nine months ended September 30, 2015 to $68,319,000 for the nine months ended September 30, 2016. Cost of revenue related to We Sell Cellular amounted to $21,787,000 and $64,668,000 for the three and nine months ended September 30, 2016, respectively. Cost of revenue pertaining to the sale of devices through our Managed by uSell service includes the cost of acquiring the device, as well as any other direct costs and expenses required to inspect and process the devices internally before shipping them to the buyers. Furthermore, with the acquisition of We Sell Cellular we saw a substantial increase in Principal Device Revenue associated with the wholesale acquisition and sale of devices. Accordingly, our cost of revenue has increased substantially. Cost of revenues for the three and nine months ended September 30, 2016 includes a $116,000 and $104,000 recovery for slow-moving and obsolete inventory, respectively.

Gross profit increased substantially to 8.3% for the three months ended September 30, 2016, compared to 7.0% for the three months ended June 30, 2016 and 4.0% for the three months ended March 31, 2016. Any comparison prior to the We Sell Cellular acquisition in October 2015 would not be meaningful. As noted above, margins improved during the second and third quarter of 2016, confirming that the margin pressure that we experienced in the first quarter was not a trend, but rather a cyclical event triggered by the unanticipated launch of the iPhone SE. The margin improvement in the third quarter of 2016 was also driven by opportunistic purchases that we were able to make from new suppliers. Given that the market was experiencing a supply shortage, we benefitted greatly from our ability to purchase at favorable prices.

Sales and Marketing Expenses

Sales and marketing expense increased $414,000, or 753%, from $55,000 during the three months ended September 30, 2015 to $469,000 during the three months ended September 30, 2016. Sales and marketing include $459,000 of expenses related to We Sell Cellular for the three months ended September 30, 2016. With the We Sell Cellular acquisition and our newfound ability to source devices directly from the carriers, retailers, and manufacturers, our primary sales and marketing expenses have shifted from consumer marketing to paying out sales commissions. We believe this shifting profile will enable us to scale volume significantly while maintaining sales and marketing expense as a much lower percentage of sales than in prior years.

Sales and marketing expense decreased $150,000, or 11%, from $1,410,000 during the nine months ended September 30, 2015 to $1,260,000 during the nine months ended September 30, 2016. While the decrease in spend between 2015 and 2016 is not material between periods, the nature of the spend is substantially different, and is much smaller as a percentage of overall sales.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to stock grants and option grants for services. Non-cash compensation expense amounted to $92,000 and $196,000 for the three months ended September 30, 2016 and 2015, respectively, and $364,000 and $654,000 for the nine months ended September 30, 2016 and 2015, respectively.

Excluding non-cash compensation expense, general and administrative expenses for the three months ended September 30, 2016 increased by $899,000, or 160%, compared to the three months ended September 30, 2015. The increase is mainly attributable to the acquisition of We Sell Cellular in October 2015. General and administrative expenses include $964,000 of expenses (inclusive of $365,000 of depreciation and amortization expense) related to the acquisition of We Sell Cellular during the three months ended September 30, 2016. Depreciation and amortization expense increased by $365,000, from $1,000 for the three months ended September 30, 2015 to $366,000 for the three months ended September 30, 2016, mainly as a result of the amortization of the intangible assets acquired in connection with the We Sell Cellular acquisition. Not included in this amount is $140,000 and $130,000 of amortization expense for the three months ended September 30, 2016 and 2015, respectively, related to our capitalized technology, which is included in cost of revenues. Offsetting the increase in general and administrative expenses are professional fees of approximately $109,000 that were included in the three months ended September 30, 2015 related to the We Sell Cellular acquisition.

Excluding non-cash compensation expense, general and administrative expenses for the nine months ended September 30, 2016 increased by $2,194,000, or 108%, compared to the nine months ended September 30, 2015. The increase is mainly attributable to the acquisition of We Sell Cellular in October 2015. General and administrative expenses include $2,706,000 of expenses (inclusive of $1,100,000 of depreciation and amortization expense) related to the acquisition of We Sell Cellular during the nine months ended September 30, 2016. Depreciation and amortization expense increased by $1,098,000, from $4,000 for the nine months ended September 30, 2015 to $1,102,000 for the nine months ended September 30, 2016, mainly as a result of the amortization of the intangible assets acquired in connection with the We Sell Cellular acquisition. Not included in this amount is $402,000 and $430,000 of amortization expense for the nine months ended September 30, 2016 and 2015, respectively, related to our capitalized technology, which is included in cost of revenues. Offsetting the increase in general and administrative expenses is a decrease in salary and salary-related expenses of $396,000 resulting from the reduction in our marketing headcount during 2015 and a decrease in professional fees of $109,000 incurred during the nine months ended September 30, 2015 related to the We Sell Cellular acquisition that are not included in the three months ended September 30, 2016.

Other Income (Expense)

Other expense during the three and nine months ended September 30, 2016 is comprised of ($405,000) and ($1,090,000), respectively, of interest expense primarily attributable to the NPA entered into in October 2015 in connection with the We Sell Cellular acquisition and $0 and $370,000, respectively, related to the change in the fair value of the Placement Rights derivative liability. See Note 3 to our unaudited interim condensed consolidated financial statements for a description of the rights. On July 27, 2016, we entered into an agreement with the Tepfers pursuant to which, effective July 1, 2016, the Tepfers agreed to waive the Placement Rights granted to them under the SPA. Accordingly, the derivative liability pertaining to the Placement Rights was eliminated with a corresponding credit to additional paid in capital.

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

The following table presents Adjusted EBITDA, a non-GAAP financial measure, and provides a reconciliation of Adjusted EBITDA to the directly comparable GAAP measure reported in the Company’s consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(412,000)	$(293,000)	$(2,535,000)	$(2,299,000)
Stock-based compensation expense	92,000	196,000	364,000	654,000
Depreciation and amortization	505,000	131,000	1,504,000	433,000
Interest expense	405,000	-	1,090,000	1,000
Interest and other income	-	-	-	(1,000)
Change in fair value of derivative liability	-	-	370,000	-
Adjusted EBITDA	$590,000	$34,000	$793,000	$(1,212,000)

Liquidity and Capital Resources

We do not yet have a sustained history of financial stability. Historically, our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. We believe that with our acquisition of We Sell Cellular and our current available cash, along with the continued increase in revenues, we will have sufficient funds to meet our anticipated cash needs for the next 12 months.

There can be no assurance that the plans and actions proposed by management will be successful and that we will generate profitability and positive cash flows in the future.

Our cash flow has been significantly impacted by the We Sell Cellular acquisition. In connection with the acquisition, we entered into an $8 million financing facility, of which we have borrowed the full $8 million as of September 30, 2016. The proceeds were used, in part, to fund the acquisition of We Sell Cellular, in order for them to repay a previously existing bank loan, repay an amount due to one of the founders of We Sell Cellular and for the purchase of inventory. The remaining proceeds have been primarily used for the purchase of inventory and working capital needs. The Company is required to begin repaying the principal of this loan in 1/48th increments beginning September 1, 2017 until the maturity date of October 23, 2018.

Cash Flows from Operating Activities

Operating activities provided $2,231,000 of cash during the nine months ended September 30, 2016, a decrease from $1,281,000 of cash used in operating activities during the nine months ended September 30, 2015. Our net loss during the nine months ended September 30, 2016 of $2,535,000 was offset by $1,504,000 of depreciation and amortization, $370,000 due to the change in the fair value of the Placement Rights derivative liability, $364,000 of stock-based compensation, $348,000 of amortization of debt issue costs related to our NPA and $112,000 from the loss on the disposal of property and equipment. Changes in operating assets and liabilities provided $2,069,000 of cash during the nine months ended September 30, 2016. Our net loss during the nine months ended September 30, 2015 of $2,299,000 was offset by $654,000 of stock-based compensation and $433,000 of depreciation and amortization. Changes in operating assets and liabilities used $70,000 of cash during the nine months ended September 30, 2015.

Cash Flows from Investing Activities

During the nine months ended September 30, 2016, we capitalized $435,000 of website development costs, compared to $468,000 in 2015, we purchased $69,000 of property and equipment in connection with our move to our new warehouse location, and our restricted cash account increased by $3,528,000 as a result of our requirement under the NPA to maintain a dedicated bank account controlled by BAM, the agent of our lender.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016, we received $2,000,000 in proceeds under our NPA and paid $50,000 in costs associated with the NPA. During the nine months ended September 30, 2015, we paid $75,000 in costs associated with the NPA.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding diversifying our supply chains and dependence on two suppliers, We Sell Cellular’s online effectiveness building our online auctions and liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to continue to enhance the We Sell Cellular business with our technology, establishing relationships with new suppliers, and further instability in foreign economies. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended December 31, 2015. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. During the period covered by this report, there were no new legal proceedings nor any material developments to any legal proceedings previously disclosed.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In addition to those unregistered securities previously disclosed in filings with the SEC, we have issued shares of common stock which are not registered under the Securities Act of 1933 (the “Act”), as described below.

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Consultants (1)	August 11, 2016	4,000 shares of common stock	Consulting services
Consultants (1)	September 11, 2016	2,000 shares of common stock	Consulting services
Consultants (1)	September 27, 2016	2,000 shares of common stock	Consulting services
Executive Officer (1)	July 1, 2016	6,739 restricted stock units.	Award grant

(1)           Issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

uSell.com, Inc.

November 10, 2016	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer
(Principal Executive Officer)

November 10, 2016	/s/ Jennifer Calabrese
Jennifer Calabrese
Chief Financial Officer and
Executive Vice President of Finance
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-K	3/31/15	3.1
3.2	Second Amended and Restated Bylaws	S-1	9/21/12	3.16
3.2(a)	Amendment to Second Amended and Restated Bylaws	8-K	11/7/14	3.1
10.1	Form of Letter Agreement				Filed*
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

