Form 10-K
period 2016-12-31
usell.com, Inc.
filed 2017-03-30
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11.7 million ($0.899).

The number of shares outstanding of the registrant’s classes of common stock as of March 30, 2017 was 20,138,999 shares.

PART I

Item 1.	Business.

uSell.com, Inc. is a large market maker of used smartphones. uSell acquires products from both individual consumers, on its website, uSell.com, and from major carriers, big box retailers, and manufacturers through its subsidiary, We Sell Cellular, LLC (“We Sell Cellular”). The Company maximizes the value of these devices by reclassifying them, adding value to them, and moving them throughout the world to those who want them most. In order to serve its global and highly diverse customer base, uSell leverages both a traditional sales force and an online marketplace where professional buyers of used smartphones can buy inventory on-demand. Through participation on uSell’s online platform and through interaction with uSell’s salesforce, buyers can acquire high volumes of inventory in a cost effective manner, while minimizing risk.

Device Acquisition

uSell has two primary means of sourcing devices to satisfy demand from its global base of customers. The first source is through its wholly-owned subsidiary, We Sell Cellular, which was acquired in the fourth quarter of 2015. We Sell Cellular is among a handful of top tier wholesalers whose primary business is to buy used smartphones that have been traded in with the major carriers and the big box retailers, fully inspect and grade these devices, and then sell these devices wholesale and retail through its highly experienced sales force. We Sell Cellular is one of a few wholesalers that has qualified for R2 certification, the industry standard for both data destruction and environmental protection.

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

Device Disposition

We sell devices through three primary means:

•	Utilizing our proprietary marketplace bidding platforms where buyers can source devices on demand
•	Employing our highly experienced sales force to sell devices to our global customer base
•	Leveraging third party eCommerce platforms such as eBay and Amazon

While a minority of our product is sold directly to consumers via third party eCommerce platforms, the majority of our sales are to professional buyers. These buyers include brick and mortar retailers, online retailers, large and small wholesalers, small repair shops, large refurbishing providers, and insurance companies. Approximately two-thirds of our customer base is in the United States, with the balance abroad. We are able to provide all of our buyers with a low risk, cost-efficient way to acquire inventory. Through participation on uSell’s online marketplace or through interaction with our salesforce, our buyers gain access to the high volume of devices that we acquire through both wholesale and retail means, without taking on the risk and investment involved in marketing directly to consumers or purchasing directly from carriers, big box retailers, and manufacturers.

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

Company Evolution

Our vision to build the premier online platform to match supply and demand of used mobile devices was established in 2010, as the smartphone trade in market was just beginning to take shape. From the beginning, we recognized the value of connecting a global marketplace of smaller wholesalers, distributors, and retailers with supply that they could otherwise not access. In April, 2012, we acquired ecoSquid Inc., or Acquisition Corp, which had developed the intellectual property that we licensed in order to implement the first iteration of our online platform.

Over the next two years, uSell acquired supply by advertising the uSell.com website directly to consumers, primarily through direct response, television advertising. Over time, an analysis of consumer price elasticity indicated that price, more so than any form of paid marketing, was what drove seller behavior. It became apparent that the way to increase the price that our buyers would pay our sellers for their devices was to reduce risk and eliminate friction in the transaction. These reductions in risk and friction came in many forms: automated shipping and logistics, seamless payment processing, and finally, centralized grading of devices with the launch of our Managed by uSell offering in October, 2014.

By the end of 2014, the trade in market had gone mainstream, as the carriers realized that trade-in was their means of eliminating the costly smartphone subsidies that they had been funding. During the launch of the iPhone 6 and 6S, major carriers like AT&T and Verizon and big box retailers, like Apple and Best Buy, became very aggressive in marketing their trade in programs. While this market shift created a challenge in terms of marketing directly to consumers, it presented the much larger opportunity of leveraging our technology to connect supply from major carriers, retailers, and manufacturers with demand from our large and growing global customer base

In 2015, we began seeking partnerships with wholesalers and distributors with direct access to this supply. Our efforts culminated in the acquisition of a top tier wholesaler, We Sell Cellular, in October, 2015. We Sell Cellular is among a handful of top tier wholesalers whose primary business is to buy used smartphones that have been traded in with the major carriers and the big box retailers, fully test and grade these devices, and then sell these devices wholesale and retail through its highly experienced sales force.

In 2016, we validated this synergy by successfully integrating the two companies and moving a meaningful portion of We Sell Cellular’s business online. Furthermore, by empowering We Sell Cellular’s sales force with better technology and actionable data, we were able to drive meaningful improvements in efficiency. The Company intends to not only to continue building out its online platform but to also further reduce waste and improve efficiency throughout the entire transaction lifecycle.

Market Opportunity

Six years ago, trade-in was merely an idea. Less than 10% of consumers at the time reported selling their used mobile devices. The vast majority of these valuable devices wasted away in potential sellers’ drawers. Numerous concepts arose to capture this untapped value, from websites that offered to purchase devices directly, to marketplaces that enabled consumers to sell devices peer to peer, to ATM machines that offered cash for smartphones on the spot, and finally to point of sale trade-in systems marketed through carriers and retailers.

At first it was unclear which of these concepts was going to win, but these doubts have been erased over the last four years, as the wireless carriers realized that trade-in was their means of eliminating the costly smartphone subsidies that they had been funding. The dominant model that has evolved has two components: a leasing or financing component where the consumer is able to defer the cost of a device, and a trade-in component at the end of the term whereby the carrier can capture the residual value of the device. This model has achieved such rapid adoption that Apple offered its own solution in early September, 2015, with the launch of its iPhone Upgrade Program. For retailers like Apple, this model offers a different opportunity: the chance to control the relationship with the consumer.

As programs like these continue to proliferate throughout the world, the used smartphone market will expand dramatically. Deloitte Global estimates that the global used smartphone market was worth $17 billion in 2016, representing 50% growth over 2015. Furthermore, it forecasts that the growth rate of the used smartphone market is 4-5 times higher than the overall smartphone market and that it will likely accelerate through 2020 as both consumers and suppliers increasingly embrace the practice of selling or acquiring second-hand smartphones.

Despite this massive opportunity, there is no dominant online platform for smartphones geared towards professional merchants looking to acquire inventory.

Competition

The trade-in market for used mobile devices has gained significant momentum. Competitors include:

•	Wireless carriers offering trade-in as a way for consumers to self-subsidize smartphones, either through a direct trade-in program, an Equipment Installment Plan (EIP), or a handset lease. While these carriers compete directly with our uSell.com trade-in platform, we also view them as an important channel to source wholesale inventory

•	Retailers and big box stores such as Best Buy and Walmart that have implemented buyback programs. These retailers offer trade-in programs that issue gift cards or store credit. As in the case of the wireless carriers, these retailers compete directly with our uSell.com trade in platform, but they are also a channel to source wholesale inventory

•	Large handset distributors and handset insurance providers that process and resell traded in devices for the carriers. As in the above cases, these companies also act as a channel to source wholesale inventory

•	Large wholesalers and distributors, similar to We Sell Cellular, that purchase traded in devices from major carriers, big box retailers, manufacturers, and logistics providers. We estimate that, in the United States, there are fewer than five wholesalers of similar size to We Sell Cellular with the required certifications and financial resources to service the major carriers and retailers. We believe that, among these wholesalers, there is little to no technology enablement and a general lack of professional management

•	Direct-to-consumer buyers such as Gazelle.com and ecoATM (both owned by Outerwall, Inc.)

•	Traditional online marketplaces such as eBay and online classified sites such as Craigslist. These sites continue to offer an alternative to sellers but require a time intensive review of all available offers and less streamlined logistics. While we compete with these platforms to source devices, we also utilize them to sell devices

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

Employees

As of March 30, 2017, we had 86 full-time employees and no part-time employees. None of our employees are subject to a collective bargaining agreement.

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

We lease approximately 2,100 square feet for our corporate headquarters, sales, marketing, development and customer support divisions located in New York, New York under a lease expiring in August 2018.

We lease approximately 21,000 square feet for our warehouse and office located in Edgewood, New York under a lease expiring in September 2021.

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

Our common stock is quoted on the OTC Markets, Inc. under the symbol “USEL.” As of March 28, 2017, the last reported sale price of our common stock as reported by the OTC Markets was $0.85 per share. As of that date, there were approximately 129 shareholders of record. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Stock Price
		High	Low
		($)	($)
2016	December 31	0.98	0.43
	September 30	1.20	0.60
	June 30	1.15	0.62
	March 31	1.25	0.80

2015	December 31	2.00	0.72
	September 30	1.25	0.67
	June 30	1.73	0.72
	March 31	2.01	1.00

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

The Company is unable to declare or pay any dividends, without the prior consent of the purchaser’s agent under the Note Purchase Agreement dated January 13, 2017.

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

Company Overview

uSell.com, Inc. is a large market maker of used smartphones. uSell acquires products from both individual consumers, on its website, uSell.com, and from major carriers, big box retailers, and manufacturers through its subsidiary, We Sell Cellular. The Company maximizes the value of these devices by reclassifying them, adding value to them, and moving them throughout the world to those who want them most.

2016 Financial Highlights

As a result of the We Sell Cellular acquisition in October 2015, our business was fundamentally transformed and our financial situation substantially improved. Key financial metrics were as follows:

•	Revenues increased by $67,563,000, or 249%, to $94,657,000 for the year ended December 31, 2016, from $27,094,000 for the year ended December 31, 2015
•	Operating loss decreased by $2,992,000, or 62%, to $1,845,000 for the year ended December 31, 2016, from $4,837,000 for the year ended December 31, 2015
•

Adjusted EBITDA, a non-GAAP financial measure, improved to $592,000 for the year ended December 31, 2016, from ($795,000) for the year ended December 31, 2015. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.

Overview of 2016 Events

Through the acquisition of We Sell Cellular in October of 2015, we gained direct access to devices traded in with major carriers, retailers, and manufacturers, which dramatically increased our volume. Immediately after the acquisition, the Company faced turbulent market conditions when the iPhone SE was launched unexpectedly in March of 2016, lowering the value of older models. While first quarter results were impacted by this supply shock, we implemented several countermeasures which improved both planning and execution in subsequent quarters.

These measures resulted in much better performance through the spring and summer months, and also positioned us to take full advantage of the iPhone 7 cycle. Large volumes of trade-ins from the iPhone 7 did not hit the second hand market until late November. At this point, we fully utilized our credit facility, making substantial purchases throughout December and into the first quarter of 2017. In doing so, the Company incurred larger-than-usual expenses within its warehouse as it processed these devices to get them ready for sale. The benefits of this activity will been seen in the first quarter of 2017.

In addition to increasing short term operational efficiency, we made meaningful progress towards our long term objectives in 2016. These objectives included migrating We Sell Cellular’s sales to an online platform and diversifying our supplier base. In particular, we:

•	Successfully launched an online auction platform for a subset of We Sell Cellular’s product.
•	Launched an “Online Stock List,” where buyers can log into their accounts and view our inventory on demand.
•	Consolidated and streamlined our processes for lead capture, lead management, prospect management, and customer relationship management, which has increased the effectiveness of our sales team while laying the foundation for seamless online interactions with a much larger customer base.
•	Added several new suppliers, substantially strengthening our ability to scale the business. Our largest supplier’s share of our purchases dropped from 97% in the first quarter, to 85% in the second quarter, to 62% in the third quarter, to 51% in the fourth quarter.

On the finance side, 2016 was an important year for the Company in ensuring available liquidity for our core business while also securing extra working capital to take advantage of strategic opportunities. We began discussions with a financial partner during Q4 of 2016 and closed transactions in January of 2017, through which we:

•	Increased the size of our debt facility and extended the amortization period resulting in greater flexibility of cash management and additional time to fully implement our business plan.
•	Launched a new Special Purpose Entity (“SPE”). The SPE was funded with an initial $5.2 million in funding, which provides us with additional capital to buy inventory and scale with our customer base. This funding can increase upon agreement by both parties and provides us with the ability to increase our purchasing power without shareholder dilution or excess leverage.

In summary, 2016 was a critical year for the Company, and has put us in a far stronger position to take market share from our competitors in 2017.

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

We assess goodwill for impairment, as described in Note 2, “Summary of Significant Accounting Policies – Goodwill and Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. At December 31, 2016, goodwill totaled $8,449,000. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary.

Our annual impairment test performed as of December 31, 2016, did not result in any impairment of goodwill. We performed quantitative tests consistent with our policy of periodically updating our reporting unit’s fair value. Based on our quantitative analyses, we determined there was no impairment.

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

Principal Device Revenue

Through our We Sell Cellular subsidiary, we generate revenue from the sales of our cellular telephones and related equipment and recognize revenue “FOB shipping point” on such sales. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave our warehouse. Payment terms generally require payment once an order is placed. We allow customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data.

Under our “Managed by uSell” service on uSell.com, we partnered with a third party logistics company to inspect, wipe and process devices before passing them along to buyers. Under this model, title to a device passes to uSell upon issuance of payment to the seller, which is generally within one to two days from the receipt of the device at the third party warehouse. Title to a device is then transferred to the buyer upon shipment to the buyer.

Agent Commission Revenue

In certain cases, sellers on our uSell.com website are shown a larger list of offers directly from third party buyers interested in purchasing their devices. These offers are shown instead of or in addition to the “Managed by uSell” offer. If a seller chooses one of these offers, the seller will ship their device directly to the buyer, rather than to our third party warehouse. The buyer is then responsible for testing the device, servicing the customer, and ultimately paying the seller for the device or returning it. We charge a commission to our buyers only when the seller sends in a device and is successfully paid for it. As such, we recognize Agent Commission Revenue upon payment to the seller.

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

Results of Operations

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Year Ended December 31,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Revenue	$94,657,000	$27,094,000	$67,563,000	249%
Cost of Revenue	88,835,000	23,549,000	65,286,000	277%
Gross Profit	5,822,000	3,545,000	2,277,000	64%
Operating Expenses:
Sales and Marketing	1,680,000	2,037,000	(357,000)	(18)%
General and Administrative	5,987,000	6,345,000	(358,000)	(6)%
Total Operating Expenses	7,667,000	8,382,000	(715,000)	(9)%
Operating Loss	(1,845,000)	(4,837,000)	2,992,000	(62)%
Other Expense, Net	(1,867,000)	(188,000)	(1,679,000)	893%
Income Tax Benefit	-	2,393,000	(2,393,000)	(100)%
Net Loss	$(3,712,000)	$(2,632,000)	$(1,080,000)	41%

Revenue by Type

The following table breaks down our revenue by type:

	Year Ended December 31,
	2016		2015
Principal Device Revenue	$94,190,000	100%	$26,238,000	97%
Agent Commission Revenue	378,000	0%	516,000	2%
Other	89,000	0%	340,000	1%
	$94,657,000	100%	$27,094,000	100%

Principal Device Revenue increased by $67,952,000, or 259%, from $26,238,000 for year ended December 31, 2015 to $94,190,000 for the year ended December 31, 2016. Agent Commission Revenue decreased by $138,000, or 27%, from $516,000 for the year ended December 31, 2015 to $378,000 for the year ended December 31, 2016. Principal Device Revenue related to We Sell Cellular amounted to $90,324,000 for the year ended December 31, 2016, compared to $17,646,000 for the period from October 27, 2015 (acquisition date of We Sell Cellular) through December 31, 2015.

Due to the fact that devices sourced through We Sell Cellular are bought and sold using the Principal Device Revenue model, we anticipate that the percentage of the Agent Commission Revenue will remain minimal for the foreseeable future, as we continue to increase the volume that we purchase through wholesale channels.

Cost of Revenue

Cost of revenue increased by $65,286,000 or 277% from $23,549,000 for the year ended December 31, 2015 to $88,835,000 for the year ended December 31, 2016. Cost of revenue related to We Sell Cellular amounted to $85,011,000 for the year ended December 31, 2016, compared to $16,207,000 for the period from October 27, 2015 through December 31, 2015. Cost of revenue pertaining to the sale of devices through our Managed by uSell service includes the cost of acquiring the device, as well as any other direct costs and expenses required to inspect and process the devices internally before shipping them to the buyers. Furthermore, with the acquisition of We Sell Cellular in 2015, we saw a substantial increase in Principal Device Revenue associated with the wholesale acquisition and sale of devices. Accordingly, our cost of revenue has increased substantially. Cost of revenues for the year ended December 31, 2016 includes a $52,000 recovery for slow-moving and obsolete inventory, respectively.

Any gross profit comparison prior to the We Sell Cellular acquisition in October 2015 would not be meaningful.

Sales and Marketing Expenses

Sales and marketing expense decreased $357,000, or 18%, from $2,037,000 during the year ended December 31, 2015 to $1,680,000 during the year ended December 31, 2016. While the decrease in spend between 2015 and 2016 is not material between periods, the nature of the spend is substantially different, and is much smaller as a percentage of overall sales. With the We Sell Cellular acquisition and our newfound ability to source devices directly from the carriers, retailers, and manufacturers, our primary sales and marketing expenses have shifted from consumer marketing to paying out sales commissions. We believe this shifting profile will enable us to scale volume significantly while maintaining sales and marketing expense as a much lower percentage of sales than in prior years.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to stock grants and option grants for services. Non-cash compensation expense amounted to $525,000 and $2,954,000 for the years ended December 31, 2016 and 2015, respectively.

Excluding non-cash compensation expense, general and administrative expenses for the year ended December 31, 2016 increased by $2,071,000, or 61%, compared to the year ended December 31, 2015. The increase is mainly attributable to the acquisition of We Sell Cellular in October 2015. General and administrative expenses include $3,394,000 of expenses (inclusive of $1,362,000 of depreciation and amortization expense) related to the acquisition of We Sell Cellular during the year ended December 31, 2016, compared to $805,000 of expenses (inclusive of $248,000 of depreciation and amortization expense) during the period from October 27, 2015 through December 31, 2015. The increase in depreciation and amortization expense is mainly the result of the amortization of the intangible assets acquired in connection with the We Sell Cellular acquisition. Not included in this amount is $548,000 and $567,000 of amortization expense for the years ended December 31, 2016 and 2015, respectively, related to our capitalized technology, which is included in cost of revenues. Offsetting the increase in general and administrative expenses is a decrease in salary and salary-related expenses of $364,000 resulting from the reduction in our marketing headcount during 2015 and a decrease in professional fees of $143,000 incurred during the year ended December 31, 2015 related to the We Sell Cellular acquisition that are not included in the three months ended December 31, 2016.

Other Income (Expense)

Other expense during the year ended December 31, 2016 is comprised of ($1,497,000) of interest expense primarily attributable to the BAM Note Purchase Agreement entered into in October 2015 (“BAM NPA”) in connection with the We Sell Cellular acquisition and $370,000 related to the change in the fair value of the Placement Rights derivative liability. See Note 3 to our consolidated financial statements for a description of the rights. On July 27, 2016, we entered into an agreement with the Tepfers pursuant to which, effective July 1, 2016, the Tepfers agreed to waive the Placement Rights granted to them in connection with the We Sell Cellular acquisition. Accordingly, the derivative liability pertaining to the Placement Rights was eliminated with a corresponding credit to additional paid in capital.

Other expense during the year ended December 31, 2015 is primarily comprised of interest expense attributable to the BAM NPA.

Income Tax Benefit

The benefit for income taxes for the year ended December 31, 2015 relates to the release of the valuation allowance resulting from the deferred tax liability on the intangible assets acquired from We Sell Cellular.

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

The following table presents Adjusted EBITDA, a non-GAAP financial measure, and provides a reconciliation of Adjusted EBITDA to the directly comparable GAAP measure reported in the Company’s consolidated financial statements:

	Year Ended December 31,
	2016	2015
Net loss	$(3,712,000)	$(2,632,000)
Income tax benefit	-	(2,393,000)
Stock-based compensation expense	525,000	2,954,000
Depreciation and amortization	1,912,000	820,000
Acquisition related costs	-	268,000
Interest expense	1,497,000	189,000
Interest and other income	-	(1,000)
Change in fair value of derivative liability	370,000	-
Adjusted EBITDA	$592,000	$(795,000)

Liquidity and Capital Resources

We do not yet have a sustained history of financial stability. Historically, our principal source of liquidity has been the issuances of debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. More recently since our acquisition of We Sell Cellular, we have relied on institutional loans. We believe that the continued increase in revenues and current institutional financing provide us with sufficient funds to meet our anticipated cash needs through March 2018.

There can be no assurance that the plans and actions proposed by management will be successful and that we will generate profitability and positive cash flows in the future.

Our cash flow has been significantly impacted by the We Sell Cellular acquisition. In connection with the acquisition, we entered into an $8 million financing facility, of which we had borrowed the full $8 million as of December 31, 2016. On January 13, 2017, we entered into a Note Purchase Agreement with a new lender pursuant to which we issued the lender a secured term note in the principal amount of $8,660,000 at an original issue discount of 1%, for gross proceeds of $8,572,400 (the “2017 Note”). We applied the proceeds received upon the issuance of the 2017 Note to repay all amounts outstanding under the BAM NPA. The BAM NPA required repayments of principal in 1/48th increments beginning September 1, 2017 until the maturity date of October 23, 2018. The 2017 Note requires repayment of principal in January 2020 and bears interest at an annual rate of 13.25%, which interest is due and payable monthly in arrears. In addition, the lender from whom the Company borrowed the funds under the 2017 Note, established an SPE with the Company. Under the SPE, the lender provided $5 million of equity capital to purchase smartphones and similar inventory. The Company entered into a Services Agreement with the SPE and will provide all necessary services including inventory management. The Company will receive a percentage of the SPE’s profits, if any.

Cash Flows from Operating Activities

Operating activities used $409,000 of cash during the year ended December 31, 2016, a decrease from $3,343,000 of cash used in operating activities during the year ended December 31, 2015. Our net loss during the year ended December 31, 2016 of $3,712,000 was offset by $1,912,000 of depreciation and amortization, $370,000 due to the change in the fair value of the Placement Rights derivative liability, $524,000 of stock-based compensation, $479,000 of amortization of debt issue costs related to our BAM NPA and $112,000 from the loss on the disposal of property and equipment. Changes in operating assets and liabilities used $94,000 of cash during the year ended December 30, 2016. Our net loss during the year ended December 31, 2015 of $2,632,000 was primarily affected by an income tax benefit of $2,393,000, offset by $2,954,000 of stock-based compensation and $820,000 of depreciation and amortization. Changes in working capital used $2,148,000 of cash during the year ended December 31, 2015.

Cash Flows from Investing Activities

During the year ended December 31, 2016, we capitalized $596,000 of website development costs, we purchased $94,000 of property and equipment in connection with our move to our new warehouse location, and our restricted cash account increased by $181,000 as a result of our requirement under the BAM NPA to maintain a dedicated bank account controlled by BAM, the agent of our lender.

During the year ended December 31, 2015, we paid $2,366,000 in connection with our acquisition of We Sell Cellular on October 26, 2015, we capitalized $601,000 of website development costs and purchased $17,000 of property and equipment. Our restricted cash account changed by $801,000 as a result of our requirement under the NPA to maintain a dedicated bank account controlled by BAM.

Cash Flows from Financing Activities

During the year ended December 31, 2016, we received $2,000,000 in proceeds under our BAM NPA and paid $100,000 in costs associated with the BAM NPA. During the year ended December 31, 2015, we received $6,000,000 in proceeds under our BAM NPA and paid $239,000 in costs associated with the BAM NPA.

Related Party Transactions

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding liquidity, anticipated revenues, capital expenditures, first quarter 2017 results, position to obtain market shares and anticipated results from increasing buyers on our site.

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

Risks Relating to Our Business

If our working relationship with or new lender is not successful, we will lack the capital to sustain and grow our business and our future results of operations and financial condition will be adversely affected.

In January 2017, we entered into a series of agreements with a new lender to whom we issued the 2017 Note and who acts as the Manager of the SPE. As long as our working relationship with this entity is positive, we believe that we have sufficient capital to operate our business as we did in 2016 and grow it through the SPE. However, if we encounter issues working with this new lender, it could adversely affect our results of operations and future financial condition. In that event, we would have to refinance our loan and possible issue equity and/or debt securities.

If we fail to meet the covenants under our loan agreement, we may sustain material adverse consequences including the possibility of the lender declaring a default.

As is customary with institutional loan agreements, our loan agreement requires us to meet future a number of financial covenants. If we fail to comply with any of these covenants, we may sustain a number of material adverse consequences including:

•	we may incur interest penalties; and
•	the lender may declare a default and accelerate the repayment of the loan.

If any of these events were to occur, your investment may be lost.

If we pay too much or do not offer a sufficient amount to our suppliers for phones, our revenues will be adversely affected.

In 2015, we acquired We Sell Cellular which primarily engages in the wholesale acquisition and resale of smartphones and related devices from carriers and big box stores. The We Sell Cellular business is reliant on its ability to purchase phones at low prices which result in profitability on liquidation. Conversely, if the prices that We Sell Cellular offers suppliers for the phones are too low, than we will be unsuccessful at obtaining the phones and our revenues will be adversely affected.

Because we acquired 72% of our phones in 2016 from one supplier, if this supplier reduces its sales to us, it may adversely affect our results of operations.

We Sell Cellular’s business has been characterized by a high degree of supplier concentration. In 2016 and 2015, We Sell Cellular purchased approximately 72% and 94%, respectively, of its inventory from one supplier. Unless we were to find new large suppliers, the relationship with this supplier is vital to the continued success of We Sell Cellular. Although this supplier continues to sell We Sell Cellular phones in large quantities, we cannot assure you that the supplier will continue to provide us with phones at a cost effective rate for any reason. In the event that our relationship with this supplier was terminated or the number of phones supplied to We Sell Cellular from this supplier were reduced, our revenues and profitability would be adversely affected.

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

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers including Nikhil Raman, uSell’s Chief Executive Officer, Brian Tepfer, an Executive Vice President of uSell and We Sell Cellular’s Chief Executive Officer and Scott Tepfer, an Executive Vice President of uSell and We Sell Cellular’s President, each of whom may be difficult to replace. The loss of the services of any of these officers and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

Our common stock trades on the OTCQB, which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop there may be a substantial decrease in the price of our common stock.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to increase revenue in each succeeding quarter;
•	Our failure to achieve and maintain profitability;
•	Our failure to meet our revenue and earnings guidance or our failure to meet financial analysts’ performance expectations;

•	The loss of a number of suppliers (see risk factor on page 13) or our failure to attract more suppliers;
•	The loss of a number of buyers or our failure to attract more buyers;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	An adverse court ruling or regulatory action;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing which is dilutive to our shareholders;
•	Our announcement of a change in the direction of our business; or
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

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

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since there is little incentive to brokerage firms to recommend the purchase of our common stock.  The absence of such coverage limits the likelihood that an active market will develop for our common stock.  It may also make it more difficult for us to attract new investors at times when we acquire additional capital.

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

As of March 30, 2017, our executive officers and directors beneficially owned approximately 49% of our outstanding common stock. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval and, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock you may believe are in your best interest as one of our shareholders.

We do not expect to pay dividends in the future, which means that investors may not be able to realize the value of their shares except through a sale.

We have never, and do not anticipate that we will, declare or pay a cash dividend. Without the lenders agent’s consent, we are precluded from declaring or paying out dividends under our outstanding January 2017 loan. We expect to retain future earnings, if any, for our business and do not anticipate paying dividends on common stock at any time in the foreseeable future. Because we do not anticipate paying dividends in the future, the only opportunity for our shareholders to realize the creation of value in our common stock will likely be through a sale of those shares.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

The following is a list of our directors and executive officers (including executive officers of We Sell Cellular).  All directors serve one-year terms or until each of their successors are duly qualified and elected.   The officers are elected by the Board of Directors, which we refer to as our “Board.”

Name	Age	Position
Nik Raman	33	Chief Executive Officer and Director

Daniel Brauser	36	Executive Chairman

Jennifer Calabrese	46	Executive Vice President of Finance and Chief Financial Officer

Brian Tepfer	38	Executive Vice President and Director of uSell and Chief Executive Officer of We Sell Cellular

Scott Tepfer	34	Executive Vice President of uSell and President of We Sell Cellular

Peter Benz	57	Director

Grant Fitzwilliam	49	Director

Amitabh Jhawar	35	Director

Nik Raman was appointed as the Chief Executive Officer on November 6, 2014 and as a director on April 24, 2012. From January 27, 2012 until November 6, 2014, Mr. Raman served as our Chief Operating Officer. After graduating from Harvard Business School, Mr. Raman founded and served as Manager of Ft. Knox Recycling, LLC doing business as EcoSquid. Mr. Raman also served as Chief Executive Officer of EcoSquid from its founding through its acquisition by the Company in April 2012. From 2008 until 2010, Mr. Raman attended Harvard Business School. Mr. Raman was appointed a director in connection with the acquisition of EcoSquid.

Daniel Brauser has served as a director since July 23, 2008 and as Executive Chairman since November 6, 2014. From October 16, 2013 to November 6, 2014, Mr. Brauser served as our Chief Executive Officer. Additionally, Mr. Brauser served as our Chief Executive Officer from July 10, 2012 until October 10, 2012. Prior to being appointed Chief Executive Officer, Mr. Brauser served as our Chief Financial Officer from July 23, 2008 through July 10, 2012. From July 23, 2008 through May 7, 2009, Mr. Brauser also served as our President and Chief Operating Officer. From September 2014 through October 2016, Mr. Brauser also served as Chairman of Cousins Logistics, Inc. and from October 2016 through the present he has served as its Chief Executive Officer. From March 2015 until December 2015, Mr. Brauser served as a director of Cogint, Inc. (Nasdaq: COGT), a data and analytics company. Mr. Brauser was selected as a director for his extensive experience managing the growth of young companies from start-up through to maturity. In addition, as a founder of our reverse logistics business, Mr. Brauser possesses an in-depth understanding of the challenges and risks and characteristics unique to our business model and the reverse logistics market.

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

Brian Tepfer was appointed a director in October 2015 in connection with the acquisition of We Sell Cellular and has served as an Executive Vice President since November 2015. Mr. Tepfer was the Chief Executive Officer of BST for over five years prior to the We Sell Cellular acquisition. Mr. Tepfer was appointed as a director in connection with the We Sell Cellular acquisition and for his expertise and extensive knowledge of the smartphone wholesale business.

Scott Tepfer was appointed as an Executive Vice President on November 2015 and is the President of We Sell Cellular and has been for over five years prior to the We Sell Cellular acquisition.

Peter Benz was appointed a director on May 15, 2014. Mr. Benz is the Chief Executive Officer of Viking Asset Management, LLC, an asset and investment management company which he founded in 2001. Since June 2016, Mr. Benz has served as a director of Lilis Energy, Inc. (Nasdaq: LLEX), an oil and gas company. Since June 2015, Mr. Benz has served as a director of Cogint, Inc. (Nasdaq: COGT), a data and analytics company. Mr. Benz was appointed a director as a result of his knowledge and experience in developing companies and capital markets that strengthen our Board's collective qualifications, skills, and experience.

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

Family Relationships

Except for Messrs. Scott and Brian Tepfer who are brothers, there are no family relationships among our directors and executive officers.

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

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers.  The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering our 2008 Equity Incentive Plan (the “Plan”) and the 2016 Management Incentive Compensation Plan (“Incentive Plan”).

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

Presently, the largest risk affecting uSell is having sufficient liquidity to expand the business, continued integration of the We Sell and uSell business, and maintaining our relationships with our largest suppliers and obtaining additional suppliers. The Board actively interfaces with management on seeking solutions.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2016 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

Item 11.	Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000 in 2016. We refer to these persons as the “Named Executive Officers.”

2016 Summary Compensation Table

Name and Principal Position (a)	Year (b)(1)	Salary ($)(c)	Stock Awards ($)(e)(2)	Non-Equity Incentive Plan Compensation ($)(g)(3)	Total ($)(j)

Nik Raman	2016	157,500	-	16,669	174,169
Chief Executive Officer of uSell	2015	147,920	385,000	-	532,920

Brian Tepfer	2016	455,962	-	31,255	487,217
Executive Vice President of uSell and Chief Executive Officer of We Sell Cellular

Scott Tepfer	2016	455,962	-	31,255	487,217
Executive Vice President of uSell and President of We Sell Cellular

(1)	Brian and Scott Tepfer were not Named Executive Officers in 2015.

(2)	The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent equity awards and do not reflect the actual amounts that may be realized by the Named Executive Officer. Our assumptions with respect to the calculation of these values are set forth in Note 2 of our consolidated financial statements contained herein.

(3)	Represents cash compensation earned under the Company’s 2016 Management Incentive Compensation Plan (“Incentive Plan”). See below for a description the eligibility of quarterly bonus payments under the Incentive Plan. As of the date of this report, the Named Executive Officers have been paid 50% of the amount that they have earned under the Incentive Plan.

Named Executive Officer Employment Arrangements

Nik Raman. Prior to April 1, 2015, Nik Raman received a base salary of $175,000 per year under an oral contract. Effective April 1, 2015, Mr. Raman’s base salary was reduced to $140,000 and later increased to $175,000 per year effective July 1, 2016.

Brian Tepfer. Effective October 23, 2015, the Company and Brian Tepfer entered into an Employment Agreement providing for the following: (i) an initial term ending December 31, 2018 with automatic one-year renewals unless notice of termination is given, (ii) a base salary of $500,000 per year which is subject to downward adjustments based on the failure to meet future EBITDA targets, provided that no adjustment(s) may be made to cause the annual base salary below $360,000, and (iii) a semi-annual target bonus of $250,000, subject to upward and downward adjustment based on the attainment of EBITDA targets. In July 2016, Mr. Tepfer waived his right to the semi-annual target bonus in consideration, in part, for the right to receive a quarterly bonus equal to 4.5% of quarterly gross EBITDA under the Company’s Incentive Plan (described below).

Scott Tepfer. Effective October 23, 2015, the Company and Scott Tepfer entered into an Employment Agreement providing for the following: (i) an initial term ending December 31, 2018 with automatic one-year renewals unless notice of termination is given, (ii) a base salary of $500,000 per year which is subject to downward adjustments based on the failure to meet future EBITDA targets, provided that no adjustment(s) may be made to cause the annual base salary below $360,000, and (iii) a semi-annual target bonus of $250,000, subject to upward and downward adjustment based on the attainment of EBITDA targets. In July 2016, Mr. Tepfer waived his right to the semi-annual target bonus in consideration, in part, for the right to receive a quarterly bonus equal to 4.5% of quarterly gross EBITDA under the Company’s Incentive Plan (described below).

Termination Provisions

Both Scott and Brian Tepfer have severance provisions which provide that in the event their Employment Agreement is terminated for Good Reason or without Cause (both as described below). In the event the executive terminates their Employment Agreement for Good Reason, the Company terminates the Executive’s employment without cause or the Company elects not to renew the Employment Agreement upon the termination of the initial term or any extension thereof, the executive shall be entitled to the following:

(i)	any accrued but unpaid base salary through the termination date,

(ii)	an amount equal to the executive’s base salary for the remainder of the term, but no less than twelve months’ base salary;

(iii)	any earned but unpaid bonus for any six month measuring period ended prior to the date of termination; and

(iv)	any earned but unpaid bonus for the six month measuring period in which termination occurs (to the extent it can be calculated).

The term “Good Reason” is generally defined as the material diminution of the executive officers’ duties due to no fault of the executive or any other action or inaction that constitutes a material breach by the Company under the Employment Agreements including reduction in compensation or relocation of employment.

Outstanding Equity Awards at 2016 Fiscal Year-End

Listed below is information with respect to unexercised options and shares of common stock that have not vested for each Named Executive Officer outstanding as of December 31, 2016:

Outstanding Equity Awards At Fiscal Year-End
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)(1)

Nik Raman	233,333	119,000

(1)	Represents unvested restricted stock units. Market value is based on $0.51 closing price on December 31, 2016.

Management Incentive Compensation Plan

On July 27, 2016, the Company adopted the Incentive Plan. The Incentive Plan provides that each quarter that the Company meets certain gross EBITDA thresholds, participants will be eligible to receive quarterly bonuses. The Incentive Plan is effective through September 2018. The Incentive Plan provides for minimum bonus eligibility thresholds set at quarterly gross EBITDA levels that ensure that the Company will remain cash-flow positive and in compliance with all debt covenants over the term after payment of bonuses. If the Company does not meet the minimum EBITDA threshold in a given quarter, no bonus is payable under the Incentive Plan for that quarter. Bonuses will be subject to adjustment in the event the Company’s year-end audit results in restatement of a prior quarter’s EBITDA.

As of the date of this report, the Company has granted Nik Raman, Brian Tepfer and Scott Tepfer eligibility under the Incentive Plan to receive a quarterly bonus representing 2.4%, 4.5% and 4.5%, respectively, of quarterly gross EBITDA. As of December 31, 2016 and the date of this report, a total of $79,179 was earned, of which total of $39,590 has been paid under the Incentive Plan. Of this amount, Mr. Raman earned $16,669 and was paid $8,334, and Brian Tepfer and Scott Tepfer each earned $31,255 and were paid $15,628.

Director Compensation

We do not pay cash compensation to our directors for service on our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members. Executive officers serving on the Board are not compensated for their service as directors.

Name (a)	Stock Awards ($)(c)(1)(2)	Total ($)(j)

Peter Benz	123,000	123,000

Daniel Brauser	0	0

Grant Fitzwilliam	20,000	20,000

Amitabh Jhawar	70,000	70,000

Nik Raman	0	0

Brian Tepfer	0	0

(1) Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the independent members of our board of directors during 2016, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director.

(2) On January 6, 2016, the Company granted 100,000 restricted stock units to Peter Benz, including 10,000 restricted stock units for service as an Audit Committee member, 70,000 restricted stock units to Amitabh Jhawar, including 10,000 restricted stock units for service as an Audit Committee member, and 20,000 restricted stock units to Grant Fitzwilliam for service as Audit Committee Chairman. Each of the awards vest in two equal annual increments, subject to continued service on each vesting date, with the first vesting date being one year from the grant date, and fully vesting upon a change in control.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2016.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options warrants and rights (b)($)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a))(2) (c)
Equity compensation plans approved by security holders
2012 Equity Incentive Plan (2)	263,000	1.61	365,188
Non-Plan Equity Compensation (3)	315,018	3.04	N/A

Equity compensation plans not approved by security holders (4)	350,000	-	-
Total	928,018	2.59	365,188

(1)	Consists of stock options and restricted stock units.
(2)	This represents securities issued under the Plan. As of December 31, 2016, we had 365,188 shares remaining under the Plan. Because we have issued 953,835 shares of restricted stock, the number of securities available for future issuance has been reduced.

(3)	This represents securities issued outside our Plan. Includes 53,332 of fully vested options granted to executive officers and directors with a weighted average exercise price of $3.00 per share.

(4)	Represents 350,000 unvested restricted stock units granted to Mr. Nikhil Raman.

In April 2016, uSell amended the Plan to increase the number of authorized shares under the Plan by 200,000 shares (to a total of 1,582,023 authorized shares).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 30, 2017 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o uSell.com, Inc., 171 Madison Avenue, 17th Floor, New York, New York 10016.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Executive Officers:

Common Stock	Nik Raman (2)	9,670,403	48.0%
Common Stock	Brian Tepfer (3)	9,643,737	47.9%
Common Stock	Scott Tepfer (3)	9,643,737	47.9%
Common Stock	Daniel Brauser (4)	10,031,512	49.8%
Common Stock	Peter Benz (5)	80,500	*
Common Stock	Grant Fitzwilliam (6)	51,702	*
Common Stock	Amitabh Jhawar (7)	38,000	*

Common Stock	All directors and executive officers as a group (8 persons) (8)	9,877,757	48.9%

5% Shareholders:

Common Stock	Todd Oretsky (9)	1,032,342	5.1%
Common Stock	Hakan Koyuncu (10)	1,032,342	5.1%
Common Stock	Douglas Feirstein (11)	1,045,675	5.2%
Common Stock	Kokino LLC (12)	3,399,000	15.8%

* Less than 1%.

(1)	Applicable percentages are based on 20,138,199 shares of common stock outstanding as of March 30, 2017. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this Note (1).

The shares of common stock beneficially owned by each of Messrs. Daniel Brauser, Feirstein, Koyuncu and Oretsky include all shares of common stock subject to a Shareholders Agreement, which terminates when each member of the group beneficially owns less than 127 shares. Under the Shareholders Agreement, the group agreed to vote all of their shares of common stock together on any action as determined by a majority of the members of the group still owning 25 shares. The shares of common stock individually owned by them are:

Mr. Brauser	657,900 shares
Mr. Feirstein	357,195 shares
Mr. Koyuncu	6,096 shares
Mr. Oretsky	11,151 shares

The shares of common stock beneficially owned by each of Messrs. Brauser, Raman, and Brian and Scott Tepfer include all shares of common stock subject to a Shareholders Agreement. Under the Shareholders Agreement, each person agreed that, in connection with any annual meeting, special meeting or written consent of uSell shareholders, such person would vote together with the other three parties on each matter. However, the parties further agreed that if they cannot reach an agreement, then the affirmative vote of at least 75% of the voting power of all shares of outstanding voting stock of uSell is required to take action. As a result, for so long as the Shareholders Agreement remains in effect, future action by uSell shareholders will effectively require either the unanimous consent of Raman, Brauser, and the Tepfers, or a 75% supermajority vote of outstanding shares. This voting agreement terminates if certain covenants under the Securities Purchase Agreement are not met. The shares of common stock individually owned by them are:

Mr. Brauser	657,900 shares
Mr. Raman	621,000 shares
Mr. Brian Tepfer	4,182,419 shares
Mr. Scott Tepfer	4,182,418 shares

(2)	Mr. Raman is a director and executive officer. Includes 26,666 vested options.
(3)	Mr. Brian Tepfer is a director and both Brian and Scott Tepfer are Named Executive Officers.
(4)	Mr. Daniel Brauser is a director and executive officer. Includes 13,333 vested options. See Note 1 above regarding two Shareholders Agreements that Mr. Brauser is subject to.
(5)	Mr. Benz is a director.
(6)	Mr. Fitzwilliam is a director. Includes 13,333 vested options.
(7)	Mr. Jhawar is a director.
(8)	Includes executive officers of uSell and We Sell Cellular who are not Named Executive Officers. Excludes shares subject to shareholders agreements that are owned by non-executive officers and directors.
(9)	Mr. Oretsky is a former executive officer and director. Mr. Oretsky’s shares are held by Jack Oretsky Holdings, LLC, a limited liability company in which Mr. Oretsky, to our knowledge, is the managing member. Mr. Oretsky is a former director and executive officer. Address is 547 N.E. 59th Street, Miami, Florida 33137. See Note (1) above.
(10)	Mr. Koyuncu is a former executive officer and director. Address is 750 SW 3rd Street, Boca Raton, Florida 33486. See Note (1) above.
(11)	Mr. Feirstein is a former executive officer and director. Represents: (i) 393,198 shares of common stock (of which 3,176 are held by the Feirstein Family Holdings, LLLP, an entity controlled by Mr. Feirstein), and (ii) 13,333 vested options. See Note (1) above.
(12)	Includes: (i) 550,000 shares and 275,000 warrants held in the Trust Agreement dated December 23, 1989 FBO the issue of Jonathan D. Sackler (the “Trust”) for which Leslie J. Schreyer serves as sole trustee, (ii) 300,000 shares and 150,000 warrants held by M3C Holdings LLC (“M3C”), which is wholly-owned by Mary Corson and Richard S. Sackler, M.D., as trustees of the Mary Corson Trust dated January 15, 2004 and (iii) 124,000 shares held jointly by Robert and Mickel Averick. Mary Corson is the sole beneficiary of the Mary Corson Trust and the wife of Jonathan D. Sackler. Piton Capital Partners, LLC (“Piton”) is managed by Piton Capital Management LLC, which is managed by Kokino, LLC (“Kokino”), which is a family office and provides non-discretionary investment advice to family clients, including the Trust, Piton and M3C. As a Portfolio Manager at Kokino, Mr. Averick shares the power to vote and dispose (or direct the disposition of) 3,399,000 shares of Common Stock, which is the sum of the common stock beneficially owned by the following reporting persons: (i) 825,000 shares of common stock beneficially owned by the Trust; (ii) 450,000 shares of common stock beneficially owned by M3C; (iii) 2,000,000 shares of common stock beneficially owned by Piton (including 1,000,000 shares underlying an option to buy stock); and (iv) 124,000 shares of common stock beneficially owned by Mr. Averick and his wife. This information is based on the Schedule 13D filed on December 30, 2016. The address is: 201 Tresser Boulevard, 3rd Floor Stamford, Connecticut 06901.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Jennifer Calabrese, our Executive Vice President of Finance and Chief Financial Officer, provides her services through Calabrese Consulting, LLC, a company she controls. Beginning in April 2014, we began paying this company $50,000 per year. As of April 2015 and through September 2016, Ms. Calabrese received shares of common stock in lieu of $2,083 of monthly cash compensation. Beginning in October 2016, we began paying this company on an hourly basis.

On April 14, 2016, the Company approved an equity arrangement to compensate Jennifer Calabrese for her expanded role within the Company related to the acquisition and management of We Sell Cellular, LLC. Under the arrangement, effective January 1, 2016 and through June 30, 2016, Ms. Calabrese was being issued 1,000 shares of the Company’s common stock monthly in addition to her existing salary and equity arrangements with the Company until such time as the Company’s hires a full time Chief Financial Officer.

In November 2014, uSell entered into a Consulting Agreement with Sunder Raman, the father of Nik Raman, our Chief Executive Officer. In connection with this agreement, Mr. Raman was issued 35,000 restricted stock units which vested upon the acquisition of We Sell Cellular.

In connection with the acquisition of We Sell Cellular, the Company issued the Brian and Scott Tepfer (collectively, the “Tepfers”) 9,358,837 shares of uSell common stock (or approximately 49% of uSell on a fully-diluted basis). In accordance with the We Sell Securities Purchase Agreement (the “SPA”), if the Tepfers elected to sell shares of common stock, uSell would use its best efforts to assist the Tepfers in selling their shares of uSell stock acquired under the SPA for up to $6,000,000 in gross proceeds (together and not each) through private placements or public offerings (the “Placement Rights”), with target sales of $1,500,000 quarterly, commencing the quarter ending December 31, 2015. If the price per share received by the Tepfers was less than the greater of $1.20 or the product of an EBITDA-based formula, uSell will issue the Tepfers additional shares of uSell stock. In addition, pursuant to the SPA, uSell granted the Tepfers certain piggyback registration rights and a right of first refusal to participate in future uSell financings. On July 27, 2016, the Company entered into an agreement with the Tepfers whereby the Tepfers agreed to waive the Placement Rights granted to them under the SPA. The Tepfers also agreed to waive the bonus rights under their respective employment agreements with the Company dated October 23, 2015 which provided for potential annual bonuses in a combined amount exceeding $1,000,000. In exchange for agreeing to waive the Placement Rights and bonus rights, each of the Tepfers was granted the right to receive a quarterly bonus equal to 4.5% of quarterly gross EBITDA under the Incentive Plan.

On December 22, 2016, the Tepfers each sold 500,000 shares of Company’s common stock at $1.00 per share to an investment fund (the “Purchaser”) and each issued to the Purchaser a five-year option to purchase an additional 500,000 shares of common stock of the Company at a $1.00 per share. The securities were sold in a private transaction which was initiated by an investment fund that has investment power on behalf of the Purchaser. As an inducement to the Purchaser, the Company granted demand and piggy back registration rights to the Purchaser and another shareholder of the Company over which the Purchaser exercises investment power. If the registration rights are exercised, the two investment funds will pay the legal and other expenses of the Company and only exercise such demand rights at a time when the Company is obligated to file its Form 10-K or a Form 10-Q.

See page 19 for a discussion of director independence.

Item 14.	Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  All of the services related to audit fees and audit-related fees charged by Marcum, LLP, if any, were pre-approved by the Audit Committee.  The following table shows the fees for the years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees	$138,983	$93,076
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$138,983	$93,076

(1)        Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.
(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.
(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Item 16.	Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2017.

uSell.com, Inc.

By:	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nikhil Raman	Principal Executive Officer and Director	March 30, 2017
Nikhil Raman

/s/ Jennifer Calabrese	Chief Financial Officer	March 30, 2017
Jennifer Calabrese	(Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)

/s/ Daniel Brauser	Director and Executive Chairman	March 30, 2017
Daniel Brauser

/s/ Peter Benz	Director	March 30, 2017
Peter Benz

/s/ Grant Fitzwilliam	Director	March 30, 2017
Grant Fitzwilliam

/s/ Amitabh Jhawar	Director	March 30, 2017
Amitabh Jhawar

/s/ Brian Tepfer	Director	March 30, 2017
Brian Tepfer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-K	3/31/15	3.1
3.2	Bylaws, as amended				Filed
10.1	Shareholders Agreement – Brauser, Feirstein, Oretsky and Koyuncu	10-Q	8/19/09	10.3
10.2	Form of Restricted Stock Unit Agreement	10-K	3/31/15	10.5
10.3	2008 Equity Incentive Plan, as amended*				Filed
10.4	Sunder Raman Consulting Agreement	10-K	3/31/15	10.12
10.5	Stock Purchase Agreement – We Sell Cellular^^	8-K	10/27/15	10.1
10.6	Registration Rights Agreement – Brian and Scott Tepfer	8-K	10/27/15	10.2
10.7	Shareholders Agreement – Raman, Brauser and Tepfers	8-K	10/27/15	10.3
10.8	Management Agreement – Raman, Brauser and Tepfers	8-K	10/27/15	10.4
10.9	Form of Amendment to Management Agreement - Raman, Brauser and Tepfers	8-K	1/19/17	10.11
10.10	Brian Tepfer Employment Agreement*	8-K	10/27/15	10.5
10.11	Scott Tepfer Employment Agreement*	8-K	10/27/15	10.6
10.12	Form of Amendment to Tepfers Employment Agreement*	8-K	11/10/16	10.1
10.13	Form of Non-Compete and Confidentiality Agreement - Tepfers	8-K	1/19/17	10.3
10.14	Form of Non-Compete and Confidentiality Agreement - Raman	8-K	1/19/17	10.4
10.15	Note Purchase Agreement - BAM Administrative Services, LLC^^	8-K	10/27/15	10.7
10.16	Form of Secured Term Note dated October 23, 2015	8-K	10/27/15	10.8
10.17	Security Agreement - BAM Administrative Services, LLC^^	8-K	10/27/15	10.9
10.18	Subsidiary Guaranty - BAM Administrative Services, LLC	8-K	10/27/15	10.10
10.19	Pledge Agreement – BAM Administrative Services, LLC	8-K	10/27/15	10.11
10.20	Collateral Assignment Agreement – BAM Administrative Services, LLC	8-K	10/27/15	10.12
10.21	Form of Amendment No. 1 to Note Purchase Agreement - BAM Administrative Services, LLC	8-K	4/1/16	10.1
10.22	Form of Amended and Restated Secured Term Note, originally issued October 23, 2015	8-K	4/1/16	10.2
10.23	Form of Amended and Restated Secured Term Note, originally issued December 1, 2015	8-K	4/1/16	10.3
10.24	Form of Secured Term Note issued March 30, 2016	8-K	4/1/16	10.4
10.25	Form of Services Agreement dated January 13, 2017	8-K	1/19/17	10.1
10.26	Form of Contribution Agreement dated January 13, 2017	8-K	1/19/17	10.2
10.27	Form of Note Purchase Agreement dated January 13, 2017 ^^	8-K	1/19/17	10.5
10.28	Form of Secured Term Note issued January 13, 2017	8-K	1/19/17	10.6
10.29	Form of Security Agreement dated January 13, 2017 ^^	8-K	1/19/17	10.7
10.30	Form of Subsidiary Guaranty dated January 13, 2017 ^^	8-K	1/19/17	10.8
10.31	Form of Trademark Security Agreement dated January 13, 2017 ^^	8-K	1/19/17	10.9
10.32	Form of Pledge Agreement dated January 13, 2017 ^^	8-K	1/19/17	10.10
21.1	Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

To the Audit Committee of the

Board of Directors and Stockholders

of uSell.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of uSell.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of uSell.com, Inc. and Subsidiaries, as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

West Palm Beach, FL

March 30, 2017

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2016	2015

Assets
Current Assets:
Cash and cash equivalents	$1,657,422	$1,047,786
Restricted cash	982,064	801,230
Accounts receivable, net	430,171	463,187
Inventory	8,874,099	7,099,970
Prepaid expenses and other current assets	130,141	297,023
Total Current Assets	12,073,897	9,709,196

Property and equipment, net	191,957	193,243
Goodwill	8,448,759	8,406,561
Intangible assets, net	3,724,466	5,043,972
Capitalized technology, net	934,193	886,543
Other assets	124,358	79,145

Total Assets	$25,497,630	$24,318,660

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,328,422	$2,563,598
Accrued expenses	916,961	729,160
Deferred revenue	374,098	814,295
Promissory note payable	673,332	-
Capital lease obligation	10,664	-
Lease termination payable	-	5,000
Total Current Liabilities	6,303,477	4,112,053

Promissory note payable, net of current portion	6,441,000	5,087,043
Capital lease obligation, net of current portion	47,986	-
Placement rights derivative liability	-	1,130,000
Total Liabilities	12,792,463	10,329,096

Stockholders' Equity:
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; no shares issued and outstanding	-	-
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; no shares issued and outstanding	-	-
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; no shares issued and outstanding	-	-
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value; 43,333,333 shares authorized; 20,134,999 shares and 19,751,999 shares issued and outstanding, respectively	2,013	1,976
Additional paid in capital	71,089,882	68,662,578
Accumulated deficit	(58,386,728)	(54,674,990)
Total Stockholders' Equity	12,705,167	13,989,564

Total Liabilities and Stockholders' Equity	$25,497,630	$24,318,660

See accompanying notes to consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015
Revenue	$94,656,735	$27,093,928

Cost of Revenue	88,834,912	23,549,098

Gross Profit	5,821,823	3,544,830

Operating Expenses:
Sales and marketing	1,680,364	2,037,371
General and administrative	5,986,273	6,344,539
Total operating expenses	7,666,637	8,381,910
Loss from Operations	(1,844,814)	(4,837,080)

Other (Expense) Income:
Interest income	429	956
Interest expense	(1,497,353)	(189,245)
Change in fair value of placement rights derivative liability	(370,000)	-
Total Other Expense, Net	(1,866,924)	(188,289)

Loss before Income Tax Benefit	(3,711,738)	(5,025,369)

Income Tax Benefit	-	2,392,994

Net Loss	$(3,711,738)	$(2,632,375)

Net loss per common share - basic and diluted	$(0.19)	$(0.27)

Weighted average number of common shares outstanding during the period - basic and diluted	20,029,701	9,687,951

See accompanying notes to consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

Years Ended December 31, 2016 and 2015

	Series A Preferred Stock, $0.0001 Par Value		Series B Preferred Stock, $0.0001 Par Value		Series C Preferred Stock, $0.0001 Par Value		Series E Preferred Stock, $0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2015	100,000	$10	951,250	$95	146,667	$15	103,232	$10

Conversion of Series A Preferred Stock to Common Stock	(100,000)	(10)	-	-	-	-	-	-

Conversion of Series B Preferred Stock to Common Stock	-	-	(951,250)	(95)	-	-	-	-

Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	(146,667)	(15)	-	-

Conversion of Series E Preferred Stock to Common Stock	-	-	-	-	-	-	(103,232)	(10)

Issuance of Common Stock in connection with We Sell Cellular acquisition	-	-	-	-	-	-	-	-

Issuance of Common Stock in connection with Note Purchase Agreement	-	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-

Balance, December 31, 2015	-	$-	-	$-	-	$-	-	$-

Issuance of common stock in connection with Note Purchase Agreement	-	-	-	-	-	-	-	-

Reclassification of Derivative Liability upon Elimination of Placement Rights	-	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-

Balance, December 31, 2016	-	$-	-	$-	-	$-	-	$-

See accompanying notes to consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

Years Ended December 31, 2016 and 2015

(Continued)

	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity
Balance, January 1, 2015	7,533,817	$753	$54,610,843	$(52,042,615)	$2,569,111

Conversion of Series A Preferred Stock to Common Stock	100,000	10	-	-	-

Conversion of Series B Preferred Stock to Common Stock	60,411	6	89	-	-

Conversion of Series C Preferred Stock to Common Stock	146,667	15	-	-	-

Conversion of Series E Preferred Stock to Common Stock	103,232	10	-	-	-

Issuance of Common Stock in connection with We Sell Cellular acquisition	9,358,837	936	10,387,373	-	10,388,309

Issuance of Common Stock in connection with Note Purchase Agreement	860,000	86	725,714	-	725,800

Stock based compensation	1,589,035	160	2,938,559	-	2,938,719

Net loss	-	-	-	(2,632,375)	(2,632,375)

Balance, December 31, 2015	19,751,999	$1,976	$68,662,578	$(54,674,990)	$13,989,564

Issuance of common stock in connection with Note Purchase Agreement	350,000	35	402,465	-	402,500

Reclassification of Derivative Liability upon Elimination of Placement Rights	-	-	1,500,000	-	1,500,000

Stock based compensation	33,000	2	524,839	-	524,841

Net loss	-	-	-	(3,711,738)	(3,711,738)

Balance, December 31, 2016	20,134,999	$2,013	$71,089,882	$(58,386,728)	$12,705,167

See accompanying notes to consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,711,738)	$(2,632,375)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,912,077	819,604
(Recovery of) Provision for bad debt expense	(1,876)	5,432
Stock based compensation expense	524,841	2,953,969
Deferred tax benefit	-	(2,392,994)
Amortization of debt issue costs into interest expense	479,340	51,564
Loss on disposal of property and equipment	112,284	-
Change in fair value of placement rights derivative liability	370,000	-
Changes in operating assets and liabilities:
Accounts receivable	34,892	(76,205)
Inventory	(1,816,327)	(3,718,347)
Prepaid and other current assets	166,882	669,565
Other assets	13,222	(26,750)
Accounts payable	1,764,824	727,466
Accrued expenses	187,801	(173,297)
Lease termination payable	(5,000)	(10,000)
Deferred revenues	(440,197)	459,400
Net Cash and Cash Equivalents Used In Operating Activities	(408,975)	(3,342,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(595,528)	(601,404)
Cash paid for acquisition, net of cash acquired	-	(2,365,859)
Restricted cash	(180,834)	(801,230)
Cash paid to purchase property and equipment	(93,686)	(16,789)
Security deposits	(8,435)	-
Net Cash and Cash Equivalents Used In Investing Activities	(878,483)	(3,785,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	2,000,000	6,000,000
Payment of capital lease obligations	(3,355)	-
Cash paid for debt issue costs	(99,551)	(238,721)
Net Cash and Cash Equivalents Provided By Financing Activities	1,897,094	5,761,279

Net Increase (Decrease) in Cash and Cash Equivalents	609,636	(1,366,971)
Cash and Cash Equivalents - Beginning of Period	1,047,786	2,414,757

Cash and Cash Equivalents - End of Period	$1,657,422	$1,047,786

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	Year Ended December 31,
	2016	2015
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$1,018,529	$136,858
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Adjustment to goodwill for inventory valuation	$42,198	$-
Elimination of Placement Rights Derivative Liability	$1,500,000	$-
Purchases of property and equipment through capital leases	$62,005	$-
Common stock issued in connection with note payable	$402,500	$725,800
Common stock issued in connection with We Sell Cellular Acquisition	$-	$10,388,309
Fair value of Placement Rights in connection with We Sell Cellular acquisition	$-	$1,130,000
Common stock issued for services	$-	$4,450
Conversion of Series A preferred stock into common stock	$-	$10
Conversion of Series B preferred stock into common stock	$-	$95
Conversion of Series C preferred stock into common stock	$-	$15
Conversion of Series E preferred stock into common stock	$-	$10

See accompanying notes to consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers and are recorded net of allowances for cash discounts, doubtful accounts, and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $1,600 and $14,300 at December 31, 2016 and 2015 respectively.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Inventory, net

Inventory, comprised of all finished goods, is stated at the lower of cost (average cost method) or market. Inventory is recorded net of allowances.

Allowances for slow-moving or obsolete inventory are provided based on historical experience of a variety of factors, including sales volume, product life and levels of inventory at the end of the period. The allowance for slow-moving or obsolete inventory amounted to $115,000 and $0 at December 31, 2016 and 2015, respectively.

Substantially all of the Company’s inventory purchases are paid for before inventory is received in the Company’s warehouse. Prepaid inventory amounted to approximately $221,000 and $133,000 at December 31, 2016 and 2015, respectively, and is included in inventory, net in the accompanying consolidated balance sheets.

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

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors such as macroeconomic conditions, changes in the Company’s industry and the markets in which the Company operates, as well as the Company’s historical and expected future financial performance. If the Company concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value, recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of reporting unit with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized.

The valuation of fair value for reporting units is determined based on a discounted future cash flow model that uses six years of projected cash flows and a terminal value based on growth assumptions. Rates used to discount cash flows are dependent upon interest rates and the cost of capital based on the Company’s industry and capital structure, adjusted for equity and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on the Company’s knowledge and experience about past and current events and assumptions about conditions expected to exist, including long-term growth rates, capital requirements and useful lives. The Company’s estimates of cash flows are also based on historical and future operating performance, economic conditions and actions the Company expects to take.

In making its assessments of fair value, the Company relies on its knowledge and experience about past and current events and assumptions about conditions expected to exist in the future. These assumptions are based on a number of factors, including future operating performance, economic conditions, actions the Company expects to take and present value techniques. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future. There was no impairment of goodwill as of December 31, 2016 and 2015.

Intangible assets represent customer relationships and trade names/trademarks related to We Sell Cellular. Finite lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite lived intangible assets are not amortized, but instead are subject to annual impairment evaluation.

The Company periodically reviews the carrying values of its intangible assets and other long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and records an impairment charge when considered necessary. When circumstances indicate that an impairment of value may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying amount of the asset over its estimated fair value, is recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the years ended December 31, 2016 and 2015, the Company noted no indicators of impairment.

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

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2016 and 2015. The Company also determined that the Placement Rights satisfied the criteria for classification as derivative financial instruments at December 31, 2015 (see Note 3).

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

Principal Device Revenue

The Company, through We Sell Cellular, generates revenue from the sales of its cellular telephones and related equipment. The Company recognizes revenue “FOB shipping point” on such sales. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave the Company’s warehouse. Payment terms generally require payment once an order is placed. The Company allows customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. The estimate of the allowance for product returns amounted to approximately $130,000 and $197,000 at December 31, 2016 and 2015, respectively, and is recorded in accrued expenses in the accompanying consolidated balance sheets.

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

December 31, 2016 and 2015

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

Shipping and Handling Costs

The Company follows the provisions of ASC Topic 605-45 regarding shipping and handling costs. Shipping and handling costs included in cost of revenue were approximately $519,000 and $116,000 for the years ended December 31, 2016 and 2015, respectively.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $50,000 and $1,324,000 for the years ended December 31, 2016 and 2015, respectively.

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

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2016.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At December 31, 2016 and 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2016	2015
Unvested Restricted Stock	226,666	356,662
Unvested Restricted Stock Units	743,020	475,000
Stock Warrants	801,250	802,520
Stock Options	434,998	575,685
	2,205,934	2,209,867

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 was initially effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company will adopt the standard on January 1, 2018, using the full retrospective transition method, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2016 and the restatement of the financial statements for all prior periods presented. The Company continues to evaluate the impact of adoption of this standard on its consolidated financial statements and disclosures.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which eliminates the current guidance that requires an acquirer in a business combination to account for measurement-period adjustments retrospectively as if the accounting for the business combination had been completed at the acquisition date. Instead, under the new guidance, an acquirer recognizes measurement-period adjustments in the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 does not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment or change the length of the measurement period, which cannot exceed one year from the date of the acquisition. The guidance is effective for annual and interim periods beginning after December 15, 2015, and the guidance is applied prospectively to adjustments to provisional amounts that occur after the adoption date. The Company adopted ASU 2015-16 as of January 1, 2016. The adoption of this guidance impacted the Company’s accounting for its measurement-period adjustment in connection with the Well Sell Cellular acquisition during the year ended December 31, 2016, as described in Note 3.

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

December 31, 2016 and 2015

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 206-15 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)” (“ASU 2016-16”), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted using a modified retrospective transition approach. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), providing specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Upon the adoption of the new guidance, the Company will change the presentation of restricted cash in its consolidated statements of cash flows to conform to the new requirements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 along with amending other parts of the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. The Company is currently evaluating the impact of adopting this guidance.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

In accordance with the SPA, if the Tepfers elected to sell shares of the Company’s common stock, the Company would use its best efforts to assist the Tepfers in selling their shares of common stock acquired under the SPA for up to $6,000,000 in gross proceeds (together and not each) through private placements or public offerings, with target sales of $1,500,000 quarterly, commencing with the quarter ending December 31, 2015 (the “Placement Rights”). If the price per share received by the Tepfers was less than the greater of $1.20 or the product of an EBITDA-based formula, the Company would have been required to issue the Tepfers additional shares of common stock. The Tepfers did not elect to sell shares of common stock during the quarter ending December 31, 2015 and the year ended December 31, 2016.

The fair value of the Placement Rights was determined assuming the Tepfers sold their shares of common stock evenly over four quarters, as permitted under the SPA. Accordingly, the Placement Rights were valued as if they expired on the dates the shares of common stock were sold (see Note 10). In accordance with ASC 480-10, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the Placement Rights were treated as a derivative liability in the accompanying consolidated balance sheet because the Company was unable to determine if it would have sufficient authorized and unissued shares to deliver to the Tepfers.

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

During the year ended December 31, 2016, the Company recorded an adjustment to the value of the inventory acquired that existed prior to the acquisition. As a result of the adjustment, the Company recorded an increase in goodwill of $42,198 during the year ended December 31, 2016.

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

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Year Ended December 31, 2015
Revenues	$78,563,161
Loss from operations	$(2,516,609)
Net loss	$(3,867,598)

Basic and diluted loss per share	$(0.20)

Weighted average shares outstanding – basic and diluted	19,277,511

Note 4 - Property and Equipment

Property and equipment consists of the following at December 31, 2016 and 2015:

	2016	2015
Machinery and Equipment	$89,690	$73,256
Leasehold Improvements	139,254	120,333
Computer Software	21,564	21,564
Furniture and Fixtures	5,645	5,645
	256,153	220,798
Less: Accumulated Depreciation	(64,196)	(27,555)
Property and Equipment, Net	$191,957	$193,243

Depreciation expense on property and equipment amounted to $45,000 and $15,000 for the years ended December 31, 2016 and 2015, respectively.

Note 5 – Intangible Assets, Net

Intangible assets, net is as follows:

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(436,996)	$2,185,004
Customer Relationships	5	2,008,000	(468,538)	1,539,462
eBay Reputation Relationship	1	369,000	(369,000)	-
Non-Compete Agreement	1	283,000	(283,000)	-
Intangible assets, net		$5,282,000	$(1,557,534)	$3,724,466

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(62,428)	$2,559,572
Customer Relationships	5	2,008,000	(66,934)	1,941,066
eBay Reputation Relationship	1	369,000	(61,500)	307,500
Non-Compete Agreement	1	283,000	(47,166)	235,834
Intangible assets, net		$5,282,000	$(238,028)	$5,043,972

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $1,319,000 and $238,000 for the years ended December 31, 2016 and 2015, respectively.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2017	$776,171
2018	776,171
2019	776,171
2020	709,233
2021	374,571
Thereafter	312,149
$3,724,466

Note 6 – Capitalized Technology, Net

Capitalized technology consists of the following at December 31, 2016 and 2015:

	2016	2015
Gross value	$3,171,414	$2,575,886
Accumulated amortization	(2,237,221)	(1,689,343)
Net value	$934,193	$886,543

Capitalized technology is amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense amounted to $548,000 and $567,000 for the years ended December 31, 2016 and 2015, respectively, and is included in cost of revenue.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2017	$519,680
2018	302,618
2019	111,895
$934,193

Note 7 - Promissory Notes

At December 31, 2016, the Company’s Notes (as defined below) is comprised of the following:

Total Notes	$8,080,000
Less: Unamortized discount and debt issue costs	(965,668)
Total Notes, net of unamortized discount and debt issue costs	7,114,332
Less: Current portion of Notes	673,332
Long-term Notes	$6,441,000

On October 23, 2015 (the “Note Closing Date”), in connection with the closing of the SPA and related transactions, the Company, BST, We Sell Cellular, BAM, as agent, and the Purchaser, an institutional investor, entered into a Note Purchase Agreement (the “BAM NPA”) pursuant to which the Company issued and sold the Purchaser a 1% original issue discount Secured Term Note in the aggregate principal amount of $4,040,000 (the “Initial Note”) in exchange for gross proceeds of $4,000,000.

Within six months of the Note Closing Date, the Company was permitted to receive up to two additional draws of funds in connection with the issuance of additional 1% original issue discount Secured Term Note (the “Deferred Draw Notes,” and with the “Initial Note,” the “Notes”). The BAM NPA provided that the Company could elect to receive a total of another $4,000,000 under the Deferred Draw Notes in compliance with the covenants under the BAM NPA. The proceeds of the Notes could be used for working capital and other general corporate purposes.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The Notes was to mature three years from the Note Closing Date and accrued interest at 13.25% annually, which was payable monthly in arrears, beginning November 1, 2015. Repayment of principal originally commenced seven months from the Note Closing Date in monthly installments of 1/48th of the aggregate principal amount of the Notes (see below). The Notes were prepayable at 103%, beginning one year from the Note Closing Date, in increments of $500,000.

In connection with the issuance of the Initial Note, the Company issued the Purchaser 740,000 shares of its common stock. On December 1, 2015, the Company elected to borrow an additional $2,000,000 and issued the Purchaser a Deferred Draw Note in the principal amount of $2,020,000 and issued the Purchaser an additional 120,000 shares of common stock.

The Company maintained a dedicated bank account with a third party custodian pursuant to which all accounts receivable and Collateral proceeds (as defined in the BAM NPA) were deposited to this account. The Company could only access funds in this account in accordance with the terms of the BAM NPA. This account was controlled by BAM and is presented as restricted cash in the accompanying consolidated balance sheets.

On March 30, 2016, the Company received $2,000,000 in connection with the issuance of a Secured Term Note in the original principal amount of $2,020,000 (the “Second Deferred Draw Note”) under the terms of the Company’s original BAM NPA. In connection with the closing of the Second Deferred Draw Note, the Purchaser was issued an additional 350,000 shares of restricted common stock, consisting of the 120,000 shares required by the original BAM NPA for the issuance of the Second Deferred Draw Note, and an additional 230,000 shares as consideration for the covenant modifications referenced below. The Company paid an additional $31,000 of costs in connection with the closing of the Second Deferred Draw Note.

On March 31, 2016, the Company amended the terms of its BAM NPA with BAM, and the Purchaser, pursuant to which the Company received the following modifications of covenants applicable to the credit facility:

•	The EBITDA covenants would not apply until September 2017;
•	The amortization period of the principal would not commence until September 1, 2017;
•	The interest rate was increased by one-quarter of one percent (25 basis points) from 13.0% to 13.25%;
•	The Company would get 75% credit for new purchase orders towards the borrowing base of the facility instead of the previous 50%; and
•	The Company would get a 90% credit for inventory in transit towards the borrowing base instead of the previous 75%.

The Company analyzed the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows of the modified debt was less than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments were not substantially different. Accordingly, the Company did not treat the original BAM NPA as having been extinguished and exchanged for a new BAM NPA.

The Company determined the value of the 1,210,000 shares of common stock issued to the Purchaser to be $1,128,300, based upon the quoted closing trading price of the Company’s common stock on the date of grant. The issuance of the 1,210,000 shares of common stock has been treated as a debt issue cost and, accordingly, has been recorded as a direct deduction from the carrying amount of Notes and was being amortized to interest expense over the contractual term of the Notes. During the years ended December 31, 2016 and 2015, accretion of the costs amounted to $360,000 and 36,000, respectively.

The Company recorded a discount on the Notes of $80,000 which was being accreted to non-cash interest expense over the contractual term of the Notes. During the years ended December 31, 2016 and 2015, accretion of the discount amounted to $26,000 and $3,000, respectively. Contractual interest expense on the Notes amounted to $1,019,000 and $172,000 for the years ended December 31, 2016 and 2015, respectively.

The Company incurred fees associated with the closing of the Notes of $288,000. These amounts were treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Notes and were being amortized to interest expense over the contractual term of the Notes. During the years ended December 31, 2016 and 2015, accretion of the fees amounted to $93,000 and $13,000, respectively.

On January 13, 2017, the Company entered into a Note Purchase Agreement (the “NPA”) with an institutional investor (the “Investor,” the “Lender” or the “Manager”) pursuant to which the Company issued the Lender a secured term note in the principal amount of $8,660,000 at an original issue discount of 1%, for gross proceeds of $8,572,400 (the “2017 Note”). The Company applied the proceeds received upon the issuance of the 2017 Note to repay all amounts outstanding under the BAM NPA. At the time of repayment, amounts of principal outstanding under the BAM NPA were $8,080,000, with accrued interest and fees bringing the total payoff amount to $8,140,296 (see Note 16).

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 8 – Capital Lease Obligations

We are obligated under a capital lease under which the aggregate present value of the minimum lease payments amounted to $55,000. The present value of the minimum lease payments was calculated using a discount rate of 8.64%. The future minimum lease payments under the capital lease at December 31, 2016 is as follows:

Years ending December 31,
2017	$15,316
2018	15,316
2019	15,316
2020	15,316
2021	10,211
71,475
Less: Amounts representing interest	12,825
Principal portion	58,650
Less: Current portion	10,664
Capital lease obligations, net of current portion	$47,986

The capital lease obligations are collateralized by underlying property and equipment. As of December 31, 2016, the gross amount of property and equipment under non-cancelable capital leases was $62,000 and the amount of accumulated amortization was $3,100.

Note 9 - Commitments and Contingencies

Management Incentive Compensation Plan

On July 27, 2016, the Company adopted its Management Incentive Compensation Plan (the “Incentive Plan”). The Incentive Plan provides that each quarter that the Company meets certain gross EBITDA thresholds, participants will be eligible to receive quarterly bonuses. The Incentive Plan is effective through September 2018. The Incentive Plan provides for minimum bonus eligibility thresholds set at quarterly gross EBITDA levels that ensure that the Company will remain cash-flow positive and in compliance with all debt covenants over the term after payment of bonuses. If the Company does not meet the minimum EBITDA threshold in a given quarter, no bonus is payable under the Incentive Plan for that quarter. Bonuses will be subject to adjustment in the event the Company’s year-end audit results in restatement of a prior quarter’s EBITDA. As of December 31, 2016, a total of $104,183 was earned under the Incentive Plan, of which $52,092 has been paid and $52,091 is included in accrued expenses.

Private Sale of Common Stock

On December 22, 2016, Brian Tepfer and Scott Tepfer each sold 500,000 shares of the Company’s common stock at $1.00 per share to an investment fund (the “Purchaser”) and each issued to the Purchaser a five-year option to purchase an additional 500,000 shares of the Company’s common stock at $1.00 per share. The securities were sold in a private transaction which was initiated by an investment fund that has investment power on behalf of the Purchaser. As an inducement to the Purchaser, the Company granted demand and piggy back registration rights to the Purchaser and another shareholder of the Company over which the investment fund exercises investment power. If the registration rights are exercised, the two investment funds will pay the legal and other expenses of the Company.

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

December 31, 2016 and 2015

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

Rent expense, amounting to $235,000 and $100,000 for the years ended December 31, 2016 and 2015, respectively, is included in general and administrative expense in the consolidated statements of operations.

Future annual minimum payments due under the leases are summarized as follows:

Year ended December 31,
2017	$323,000
2018	304,000
2019	225,000
2020	232,000
2021	177,000
$1,261,000

Note 10 – Stockholders’ Equity

Convertible Series A Preferred Stock

In October 2015, in connection with the We Sell Cellular acquisition, holders of 100,000 shares of the Company’s Convertible Series A Preferred Stock agreed to convert their preferred stock into 100,000 shares of common stock. As a result, there are no shares of Convertible Series A Preferred Stock outstanding as of December 31, 2016 and 2015.

Convertible Series B Preferred Stock

In October 2015, in connection with the We Sell Cellular acquisition, holders of 951,250 shares of the Company’s Convertible Series B Preferred agreed to convert their preferred stock converted into 60,411 shares of common stock. As a result, there are no shares of Convertible Series B Preferred Stock outstanding as of December 31, 2016 and 2015.

Convertible Series C Preferred Stock

In October 2015, in connection with the We Sell Cellular acquisition, holders of 146,667 shares of the Company’s Convertible Series C Preferred Stock agreed to convert their preferred stock into 146,667 shares of common stock. As a result, there are no shares of Convertible Series C Preferred Stock outstanding as of December 31, 2016 and 2015.

Series E Preferred Stock

In October 2015, in connection with the We Sell Cellular acquisition, holders of 103,232 shares of the Company’s Convertible Series E Preferred Stock agreed to convert their preferred stock into 103,232 shares of common stock. As a result, there are no shares of Convertible Series E Preferred Stock outstanding as of December 31, 2016 and 2015.

Common Stock

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

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 12 - Stock-Based Compensation

Stock Option Grants

On January 6, 2016 and April 14, 2016, the Company amended its 2008 Equity Incentive Plan (the “Plan”) to increase the number of authorized shares of common stock under the Plan by 290,000 shares and 200,000 shares, respectively. The Company is now authorized to issue 1,582,023 shares under the Plan. The Plan is administered by the board of directors. Under the Plan, the board of directors is authorized to grant awards to employees, consultants and any other persons to whom the Plan is applicable and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The Plan provides for the issuance of both incentive stock options (“ISO’s”) and non-qualified stock options (“NQO’s”). ISO’s can only be granted to employees and NQO’s can be granted to directors, officers, employees, consultants, independent contractors and advisors. As of December 31, 2016, there were 365,188 shares of common stock available for issuance under the Plan.

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average of the Company’s long-term implied volatility, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. The Company utilizes the simplified method to determine the expected life of its options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the year ended December 31, 2015, the Company granted 121,000 stock options to employees for future services. These options had a fair value of $79,000, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.12% – 1.47%
Expected dividend yield	0%
Expected volatility	61.89% - 99.21%
Expected term	3.75 years

The options are exercisable over a five-year term and vest over four years. The Company recorded $16,000 and $26,000 during the years ended December 31, 2016 and 2015, respectively, as compensation expense pertaining to these grants.

In connection with the We Sell Cellular acquisition, on October 26, 2015, the Company determined to accelerate the vesting of stock options previously granted to employees and, therefore, recognized the remaining value of the stock options in the amount of $330,000.

During the year ended December 31, 2016, the Company granted 10,000 stock options to an employee for future services. These options had a fair value of $8,800, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.94%
Expected dividend yield	0%
Expected volatility	166.35%
Expected term	3.5 years

The options are exercisable over a five-year term and vest over three years. The Company recorded $2,000 during the year end December 31, 2016, as compensation expense pertaining to these grants.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The following table summarizes the Company’s stock option activity for the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	575,685	$2.75	3.0	$1,509
Granted	10,000	1.00
Exercised	-	-
Forfeited or Canceled	(150,687)	3.10
Outstanding – December 31, 2016	434,998	$2.59	1.7	$-

Exercisable – December 31, 2016	389,997	$2.74	1.4	$-

The Company recorded non-cash compensation expense of $18,000 and $543,000 for the year ended December 31, 2016 and 2015, respectively, pertaining to stock option grants.

The weighted-average grant date fair value of options granted during the years ended December 31, 2016 and 2015 was $0.88 and $0.65, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2016 amounts to $37,000 and is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the Company’s stock option activity for non-vested options for the year ended December 31, 2016:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	55,000	$0.86
Granted	10,000	0.88
Vested	(19,999)	(0.86)
Forfeited or Canceled	-	-
Balance at December 31, 2016	45,001	$0.86

Warrants

As of December 31, 2016 and 2015, there were 801,250 warrants and 802,520 warrants outstanding and exercisable, respectively, with a weighted average exercise price of $3.19 and $3.21 per share, respectively. The weighted average remaining contractual life of the warrants outstanding and exercisable at December 31, 2016 and 2015 was 2.8 and 3.6 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the years ended December 31, 2016 and 2015.

There was no expense pertaining to warrants recorded during the year ended December 31, 2016 and 2015.

Restricted Stock Awards

On April 1, 2015, the Company granted 5,200 RSUs to its Chief Financial Officer. The RSUs vested monthly over a three-month period through June 30, 2015, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.03 per share, based upon the closing market price on the grant date. In connection with the We Sell Cellular acquisition, the Company agreed to accelerate the delivery of the RSUs and the Company issued 5,200 shares of common stock. The aggregate grant date fair value of the award amounted to $5,000, which was recorded as compensation expense during the year ended December 31, 2015.

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

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The aggregate grant date fair value of the award amounted to $7,000, which was recorded as compensation expense during the year ended December 31, 2015.

On October 1, 2015, the Company granted 8,235 RSUs to its Chief Financial Officer. The RSUs vested monthly over a three-month period through December 31, 2015, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $0.76 per share, based upon the closing market price on the grant date. In connection with the We Sell Cellular acquisition, the Company agreed to accelerate the delivery of the RSUs and the Company issued 8,235 shares of common stock. The aggregate grant date fair value of the award amounted to $6,000, which was recorded as compensation expense during the year ended December 31, 2015.

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

As a result of the We Sell Cellular acquisition, on October 26, 2015, the Company granted 350,000 RSUs to its Chief Executive Officer. The RSUs vest annually over three years, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $0.77 per share, based upon the quoted closing trading price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounts to $269,500, which is being recognized as compensation expense over the vesting period. The Company recorded $90,000 and $15,000 of compensation expense during the years ended December 31, 2016 and 2015, respectively, with respect to this award.

On December 10, 2015, the Company granted 125,000 RSUs to certain of employees. The RSUs vest quarterly over a three years, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.28 per share, based upon the quoted closing trading price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounts to $160,000, which is being recognized as compensation expense over the vesting period. The Company recorded $53,000 and $4,000 of compensation expense during the years ended December 31, 2016 and 2015, respectively, with respect to this award.

On December 10, 2015, the Company granted 475,000 shares of restricted common stock to certain employees, of which 135,000 shares were fully vested on the date of grant. The remaining 340,000 shares of common stock vest quarterly over three years, subject to continued service on each applicable vesting date. The fair value of the common stock on the date of grant was $1.28 per share, based upon the quoted closing trading price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounts to $608,000, which is being recognized as compensation expense over the vesting period. The Company recorded $145,000 and $185,000 of compensation expense during the years ended December 31, 2016 and 2015, respectively, with respect to this award.

On January 1, 2016, the Company granted 5,208 restricted stock units (“RSUs”) to its Chief Financial Officer. The RSUs vested monthly over a three-month period through March 31, 2016, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.23 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $6,000, which was recorded as compensation expense during the year ended December 31, 2016.

On January 6, 2016, the Company granted 250,000 RSUs to the directors of the Company’s Board of Directors. The RSUs vest in two equal annual increments, subject to continued service on each vesting date, with the first vesting date being one year from the grant date, and full vesting upon a change in control. The RSUs will be delivered three years from the date of grant. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.23 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the awards amounted to $308,000. The Company recorded $154,000 of compensation expense during the year ended December 31, 2016 related to this award.

On April 1, 2016, the Company granted 6,433 RSUs to its Chief Financial Officer. The RSUs vested monthly over a three-month period through June 30, 2016, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.15 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $7,000, which was recorded as compensation expense during the year ended December 31, 2016.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On April 18, 2016, the Company granted 7,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the date of grant was $0.80 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $5,600, which was recorded as compensation expense during the year ended December 31, 2016.

During the quarter ended June 30, 2016, the Company granted an aggregate of 6,000 fully vested shares of common stock to its Chief Financial Officer. The fair value of the common stock on the dates of grant ranged from $0.90 to $1.00 per share, based upon the closing market price on the respective grant dates. The aggregate grant date fair value of the awards amounted to $6,000, which was recorded as compensation expense during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company granted 18,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the dates of grant ranged from $0.51 to $1.00 per share. The aggregate grant date fair value of the award amounted to $16,000, which was recorded as compensation expense during the year ended December 31, 2016.

On July 1, 2016, the Company granted 6,379 RSUs to its Chief Financial Officer. The RSUs vested monthly over a three-month period through September 30, 2016, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $0.90 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $6,000, which was recorded as compensation expense during the year ended December 31, 2016.

A summary of the restricted stock award activity for the year ended December 31, 2016 is as follows:

Number of Shares
Unvested Outstanding at December 31, 2015	831,662
Granted	301,020
Forfeited	-
Vested	(339,349)
Unvested Outstanding at December 31, 2016	793,333

The Company recorded non-cash compensation expense of $507,000 and $2,411,000 for the years December 31, 2016 and 2015, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at December 31, 2016 amounts to $699,000 and is expected to be recognized over a weighted average period of 1.6 years.

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

The valuation allowance at December 31, 2016 was approximately $8,730,000. The net change in the valuation allowance during the year ended December 31, 2016 was an increase of approximately $404,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of December 31, 2016 and 2015.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The Company has a net operating loss carryforward totaling approximately $15,688,000 at December 31, 2016, expiring through 2036. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The Company underwent such a change and consequently, the utilization of a portion of the net operating loss carryforwards is subject to certain limitations. Temporary differences are approximately as follows:

	December 31,
	2016	2015
Accrued expenses	$238,000	$259,000
Inventory reserve	42,000	-
Allowance for doubtful accounts	1,000	6,000
Intangible Assets	(1,092,000)	(2,187,000)
Fixed Assets	(415,000)	(238,000)
Charitable Contributions	2,000	2,000
Stock Options	2,811,000	3,466,000
Net operating loss carryover	7,143,000	7,018,000
Deferred tax assets	8,730,000	8,326,000
Less: valuation allowance	(8,730,000)	(8,326,000)
Net deferred tax assets	$-	$-

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2016 and 2015 (computed by applying the U.S. Federal Corporate income tax rate of 34%) as follows:

	December 31,
	2016	2015
Expected tax benefit	$1,262,000	$1,709,000
State income taxes, net of federal benefit	66,000	353,000
Net operating loss adjustment due to Section 382 limitation	-	(5,346,000)
Permanent items	(416,000)	(650,000)
Change in tax rate	(200,000)	537,000
True-up	(308,000)	887,000
Change in valuation allowance	(404,000)	4,903,000
Actual tax benefit	$-	$2,393,000

Note 14 – Customer and Vendor Concentrations

Customer Concentration

During the year ended December 31, 2016 and 2015, there were no customers that represented at least 10% of revenues. During the year ended December 31, 2016 and 2015, 64% and 58% of the Company’s revenues, respectively, were originated in the United States, 22% and 24% of the Company’s revenues, respectively, were originated in Europe and 12% and 18% of the Company’s revenues were originated in Hong Kong.

At December 31, 2016, two customers represented at least 10% of accounts receivable, accounting for 22% and 15% of the Company’s accounts receivable. At December 31, 2015, there were no customers that represented at least 10% of accounts receivable.

Vendor Concentration

During the year ended December 31, 2016 and 2015, one vendor represented at least 10% of purchases, accounting for 72% and 94% of the Company’s purchases, respectively.

At December 31, 2016, one vendor represented at least 10% of accounts payable, accounting for 52% of accounts payable. At December 31, 2015, one vendor represented at least 10% of accounts payable, accounting for 40%, of the Company’s accounts payable.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2016	2015
Liabilities:
Placement Right Derivative Liability	3	$-	$1,130,000

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

As of December 31, 2016 and 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The placement right liability was valued using the Black-Scholes option pricing model and the following assumptions on the following dates:

	July 1, 2016	December 31, 2015
Exercise price	$1.20	$1.20
Stock price	$0.90	$1.11
Expected life	0 years	0.18-0.93 years
Risk-free interest rate	0.26%	0.02%-0.25%
Dividend yield	0.00%	0.00%
Volatility	1%	59%

The following table reflects the change in fair value of the Company’s derivative liability for the year ended December 31, 2016:

Balance – January 1, 2015	$1,130,000
Change in fair value of placement right liability	370,000
Elimination of placement right liability	(1,500,000)
Balance – December 31, 2016	$-

As discussed in Note 3, on July 27, 2016, the Company entered into an agreement with the Tepfers pursuant to which, effective July 1, 2016, the Tepfers agreed to waive the Placement Rights granted to them under the SPA. Accordingly, the Company recorded an expense of $370,000 during the year ended December 31, 2016, representing the change in the fair value of the derivative liability pertaining to the Placement Rights through July 1, 2016 and, as the derivative liability was eliminated on July 1, 2016, recorded $1,500,000 as additional paid in capital.

Note 16 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Special Purpose Entity

On the January 13, 2017 (the “Closing Date”), the Company and the Manager formed a special purpose entity as a Delaware limited liability company (the “SPE”), for the purpose of purchasing, refurbishing, repairing and reselling cell phones, smart phones, tablets and related accessories. The Manager is the sole manager of the SPE. The Manager invested $5,200,000 in equity in exchange for a membership interest. Of this sum, $5,000,000 will be used by the SPE for the purchase of approved inventory.

As further detailed in the Services Agreement entered into between the Company and the SPE on the Closing Date, the Company will provide all administrative and inventory management services necessary to the SPE’s daily operations. uSell and its personnel will not be compensated for providing services to the SPE, and uSell will generally be responsible for the costs of providing services to the SPE. However, the SPE will be responsible for costs directly related to acquiring and refurbishing the SPE’s inventory, shipping, certain tax accounting fees approved by the Manager, and other costs. The Services Agreement allows uSell to purchase inventory for its account and not for the SPE’s account until uSell has no available capital to purchase inventory. In exchange for its future services, uSell received its membership interest in the SPE. Profits from the SPE will be distributed to the Manager and to uSell based on certain return thresholds.

Note Purchase Agreement and Secured Term Note

On the Closing Date, the Company entered into an NPA with the Lender (in Lender’s capacity as a purchaser and as the agent (the “Agent”) for all purchasers from time to time party to the NPA), pursuant to which the Company issued the Lender a secured term note in the principal amount of $8,660,000 at an original issue discount of 1%, for gross proceeds of $8,572,400 (the “2017 Note”). The 2017 Note matures three years from issuance and bears interest at an annual rate of 13.25%, which interest is due and payable monthly in arrears. In addition, the Company paid the Lender a fee equal to 2% of the aggregate original principal amount of the 2017 Note and will pay the Lender a monthly maintenance fee based on an annual rate of 0.75% of the aggregate original principal amount of the 2017 Note. The 2017 Note is prepayable after 18 months with a 3% prepayment penalty. The 2017 Note contains customary financial covenants. In connection with the issuance of the 2017 Note, the Company granted the Lender a right of first refusal to participate in future financings (with certain exceptions) for as long as the principal balance of the 2017 Note remains outstanding.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The Company applied the proceeds received upon the issuance of the 2017 Note to repay all amounts outstanding under the BAM NPA.

Security Agreements, Subsidiary Guaranty and Pledge Agreement

In connection with the execution of the NPA and issuance of the 2017 Note, the Company entered into a Security Agreement for the benefit of the Lender and Agent. Pursuant to the Security Agreement, the Company granted the Agent (for the benefit of the Lender) a lien on all of the Company’s respective assets, including, but not limited to, equipment, inventory, accounts, and intellectual property. The wholly-owned subsidiaries which are parties to the Security Agreement also jointly and severally guaranteed payment and performance of all obligations under the 2017 Note and related debt transaction documents. The Company also entered into a Trademark Security Agreement with the Lender incorporating the terms of the Security Agreement with respect to the Company’s trademark-related collateral.

As additional collateral to guarantee the 2017 Note and related obligations, the Company also entered into a Pledge Agreement for the benefit of the Agent pursuant to which the Company pledged the equity interests of certain of its wholly-owned subsidiaries and the Company pledged its equity interest in the SPE.

In connection with the above, the Management Agreement effective as of October 1, 2015 by and among the Company, Nik Raman, Brian Tepfer, Scott Tepfer, and Daniel Brauser, uSell’s Executive Chairman, was amended to clarify that nothing in the Management Agreement precludes the Agent’s ability to exercise its remedies as a secured creditor party under the 2017 Note and related agreements.

