Form 10-Q
period 2017-03-31
usell.com, Inc.
filed 2017-05-15
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2017
Common Stock, $0.0001 par value per share	20,142,999 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$845,426	$1,657,422
Restricted cash	763,251	982,064
Accounts receivable, net	790,675	430,171
Inventory, net	11,038,989	8,874,099
Prepaid expenses and other current assets	153,497	130,141
Total Current Assets	13,591,838	12,073,897

Property and equipment, net	196,097	191,957
Goodwill	8,448,759	8,448,759
Intangible assets, net	3,530,423	3,724,466
Capitalized technology, net	922,271	934,193
Other assets	61,750	124,358

Total Assets	$26,751,138	$25,497,630

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,563,873	$4,328,422
Accrued expenses	1,544,288	916,961
Promissory note payable	-	673,332
Deferred revenue	249,894	374,098
Capital lease obligations	13,579	10,664
Total Current Liabilities	6,371,634	6,303,477

Promissory note payable, net of current portion	8,245,286	6,441,000
Capital lease obligations, net of current portion	56,958	47,986
Total Liabilities	14,673,878	12,792,463

Stockholders' Equity:
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; no shares issued and outstanding	-	-
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; no shares issued and outstanding	-	-
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; no shares issued and outstanding	-	-
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value; 43,333,333 shares authorized; 20,140,999 and 20,134,999 shares issued and outstanding, respectively	2,014	2,013
Additional paid in capital	71,208,454	71,089,882
Accumulated deficit	(59,133,208)	(58,386,728)
Total Stockholders' Equity	12,077,260	12,705,167

Total Liabilities and Stockholders' Equity	$26,751,138	$25,497,630

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$27,631,499	$22,452,148

Cost of Revenue	24,903,258	21,547,751

Gross Profit	2,728,241	904,397

Operating Expenses:
Sales and marketing	598,479	377,095
General and administrative	1,586,863	1,535,835
Total operating expenses	2,185,342	1,912,930
Income (Loss) from Operations	542,899	(1,008,533)

Other Expense:
Interest expense	(1,289,379)	(357,051)
Change in fair value of placement rights derivative liability	-	(725,000)
Total Other Expense	(1,289,379)	(1,082,051)

Net Loss	$(746,480)	$(2,090,584)

Basic and Diluted Loss per Common Share:
Net loss per common share – basic and diluted	$(0.04)	$(0.11)

Weighted average number of common shares outstanding during the period – basic and diluted	20,136,999	19,751,999

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(746,480)	$(2,090,584)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	356,132	511,294
Stock based compensation expense	118,573	127,234
Amortization of debt issue costs into interest expense	990,063	85,850
Change in fair value of placement rights derivative liability	-	725,000
Changes in operating assets and liabilities:
Accounts receivable	(360,504)	145,781
Inventory	(2,164,890)	(715,313)
Prepaid and other current assets	(23,356)	116,884
Other assets	12,608	690
Accounts payable	235,451	(597,028)
Accrued expenses	627,327	40,143
Lease termination payable	-	(5,000)
Deferred revenues	(124,204)	(452,942)
Net Cash and Cash Equivalents Used In Operating Activities	(1,079,280)	(2,107,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(135,949)	(136,501)
Restricted cash	218,813	(274,078)
Cash paid to purchase property and equipment	(3,672)	-
Security deposits	-	25,875
Net Cash and Cash Equivalents Provided By (Used In) Investing Activities	79,192	(384,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	8,572,400	2,000,000
Principal repayments of note payable	(8,080,000)	-
Payment of capital lease obligations	(2,799)	-
Cash paid for debt issue costs	(301,509)	(31,102)
Net Cash and Cash Equivalents Provided By Financing Activities	188,092	1,968,898

Net Decrease in Cash and Cash Equivalents	(811,996)	(523,797)
Cash and Cash Equivalents - Beginning of Period	1,657,422	1,047,786

Cash and Cash Equivalents - End of Period	$845,426	$523,989

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$-	$201,792

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to goodwill for inventory valuation	$-	$42,198
Common stock issued in connection with note payable	$-	$402,500
Purchases of property and equipment through capital leases	$14,686	-

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 1 - Organization and Business

uSell.com, Inc., through its wholly-owned subsidiaries (collectively, “uSell,” or the “Company”), is a large market maker of used smartphones. uSell acquires products from both individual sellers, on its website, uSell.com, and from major carriers, big box retailers, and manufacturers through its subsidiary, We Sell Cellular, LLC (“We Sell Cellular”). The Company maximizes the value of these devices by reclassifying them, adding value to them, and moving them throughout the world to those who want them most. In order to serve its global and highly diverse customer base, uSell leverages both a traditional sales force and an online marketplace where professional buyers of used smartphones can buy inventory on-demand. Through participation on uSell’s online platform and through interaction with uSell’s salesforce, buyers can acquire high volumes of inventory in a cost effective manner, while minimizing risk.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2016 and 2015. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers and are recorded net of allowances for cash discounts, doubtful accounts, and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $1,600 at March 31, 2017 and December 31, 2016.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

Inventory, net

Inventory, comprised of all finished goods, is stated at the lower of cost (average cost method) or net realizable value. Inventory is recorded net of allowances.

Allowances for slow-moving or obsolete inventory are provided based on historical experience of a variety of factors, including sales volume, product life and levels of inventory at the end of the period. The allowance for slow-moving or obsolete inventory amounted to $54,000 and $115,000 at March 31, 2017 and December 31, 2016, respectively.

Substantially all of the Company’s inventory purchases are paid for before inventory is received in the Company’s warehouse. Prepaid inventory amounted to approximately $348,000 and $221,000 at March 31, 2017 and December 31, 2016, respectively, and is included in inventory, net in the accompanying condensed consolidated balance sheets.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Principal Device Revenue

The Company, through We Sell Cellular, generates revenue from the sales of its cellular telephones and related equipment. The Company recognizes revenue “FOB shipping point” on such sales. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave the Company’s warehouse. Payment terms generally require payment once an order is placed. The Company allows customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. The estimate of the allowance for product returns amounted to approximately $221,000 and $130,000 at March 31, 2017 and December 31, 2016, respectively, and is recorded in accrued expenses in the accompanying condensed consolidated balance sheets.

Agent Commission Revenue

Sellers on the Company’s uSell.com website are shown a list of offers from third party buyers interested in purchasing their devices. If a seller chooses one of these offers, the seller will ship their device directly to the buyer. The buyer is then responsible for testing the device, servicing the customer, and ultimately paying the seller for the device or returning it. The Company charges a commission to the buyers only when the seller sends in a device and is successfully paid for it. As such, the Company recognizes Agent Commission Revenue upon payment to the seller.

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
March 31, 2017
(Unaudited)

Deferred revenue represents amounts billed to customers or payments received from customers prior to providing services and for which the related revenue recognition criteria have not been met.

Shipping and Handling Costs

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 605-45 regarding shipping and handling costs. Shipping and handling costs included in cost of revenue were approximately $184,000, and $104,000 for the three months ended March 31, 2017 and 2016, respectively.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $11,000 and $18,000 for the three months ended March 31, 2017 and 2016, respectively.

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Unvested Restricted Stock	198,334	322,772
Restricted Stock Units	743,020	725,000
Stock Options	391,998	546,859
Stock Warrants	797,083	802,520
	2,130,435	2,397,151

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
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” simplifying the measurement of inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new guidance eliminates unnecessary complexity that exists under current “lower of cost or market” guidance. For public entities, ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively as of the beginning of an interim or annual reporting period, with early adoption permitted. The Company adopted the methodologies prescribed by ASU 2015-11 as of January 1, 2016. The adoption of ASU 2015-11 did not have a material effect on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The Company adopted the methodologies prescribed by ASU 2016-09 as of January 1, 2016. The adoption of ASU 2016-09 did not have a material effect on the Company’s financial position or results of operations.

Note 3 - Intangible Assets

Intangible assets, net is as follows:

March 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(530,638)	$2,091,362
Customer Relationships	5	2,008,000	(568,939)	1,439,061
eBay Reputation Relationship	1	369,000	(369,000)	-
Non-Compete Agreement	1	283,000	(283,000)	-
Intangible assets, net		$5,282,000	$(1,751,577)	$3,530,423

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(436,996)	$2,185,004
Customer Relationships	5	2,008,000	(468,538)	1,539,462
eBay Reputation Relationship	1	369,000	(369,000)	-
Non-Compete Agreement	1	283,000	(283,000)	-
Intangible assets, net		$5,282,000	$(1,557,534)	$3,724,466

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $194,000 and $357,000 for the three months ended March 31, 2017 and 2016, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2017 (remaining nine months)	$582,129
2018	776,171
2019	776,171
2020	709,232
2021	374,571
Thereafter	312,149
$3,530,423

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 4 – Capitalized Technology, Net

Capitalized technology consists of the following:

	March 31, 2017	December 31, 2016
Gross value	$3,307,363	$3,171,414
Accumulated amortization	(2,385,092)	(2,237,221)
Net value	$922,271	$934,193

Capitalized technology is amortized on a straight-line basis over estimated useful lives of three years. Amortization expense amounted to $148,000 and $141,000 for the three months ended March 31, 2017 and 2016, respectively, and is included in cost of revenue.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2017 (remaining nine months)	$404,761
2018	349,747
2019	160,229
2020	7,534
$922,271

Note 5 - Promissory Note

At March 31, 2017, the Company’s Note (as defined below) is comprised of the following:

Total Notes	$8,660,000
Less: Unamortized discount and debt issue costs	(414,714)
Total Notes, net of unamortized discount and debt issue costs	8,245,286
Less: Current portion of Notes	-
Long-term Notes	$8,245,286

On January 13, 2017 (the “Closing Date”), the Company entered into a Note Purchase Agreement (the “NPA”) with an institutional investor (the “Lender”) and in Lender’s capacity as a purchaser and as the agent (the “Agent”) for all purchasers from time to time party to the NPA) pursuant to which the Company issued the Lender a secured term note in the principal amount of $8,660,000 at an original issue discount of 1%, for gross proceeds of $8,572,400 (the “Note”). The Note matures three years from issuance and bears interest at an annual rate of 13.25%, which interest is due and payable monthly in arrears. In addition, the Company paid the Lender a fee equal to 2% of the aggregate original principal amount of the Note and will pay the Lender a monthly maintenance fee based on an annual rate of 0.75% of the aggregate original principal amount of the Note. The Note is prepayable after 18 months with a 3% prepayment penalty. The Note contains customary financial covenants. In connection with the issuance of the Note, the Company granted the Lender a right of first refusal to participate in future financings (with certain exceptions) for as long as the principal balance of the Note remains outstanding.

In connection with the execution of the NPA and issuance of the Note, the Company and certain of its wholly-owned subsidiaries, We Sell Cellular (collectively, the “Debtors”) entered into a Security Agreement for the benefit of the Lender and Agent. Pursuant to the Security Agreement, the Debtors granted the Agent (for the benefit of the Lender) a lien on all of each Debtor’s respective assets, including, but not limited to, equipment, inventory, accounts, and intellectual property. The wholly-owned subsidiaries which are parties to the Security Agreement also jointly and severally guaranteed payment and performance of all obligations under the Note and related debt transaction documents. The Company also entered into a Trademark Security Agreement with the Lender incorporating the terms of the Security Agreement with respect to the Company’s trademark-related collateral.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

As additional collateral to guarantee the Note and related obligations, the Company and certain of its wholly-owned subsidiaries also entered into a Pledge Agreement for the benefit of the Agent pursuant to which they pledged the equity interests of certain of their wholly-owned subsidiaries, including BST and We Sell Cellular, and the Company pledged its equity interest in the Special Purpose Entity (see Note 6).

In connection with the above, the Management Agreement effective as of October 1, 2015 by and among the Company, Nik Raman, Brian Tepfer, Scott Tepfer, and Daniel Brauser, the Company’s Executive Chairman, was amended to clarify that nothing in the Management Agreement precludes the Agent’s ability to exercise its remedies as a secured creditor party under the Note and related agreements.

The Company maintains a dedicated bank account with a third party custodian pursuant to which all accounts receivable and Collateral proceeds (as defined in the NPA) are deposited to this account. The Company can only access funds in this account in accordance with the terms of the NPA. This account is controlled by the Lender and is presented as restricted cash in the accompanying condensed consolidated balance sheet.

The Company recorded a discount on the Note of $88,000 which is being accreted to non-cash interest expense over the contractual term of the Note. During the three months ended March 31, 2017, accretion of the discount amounted to $5,000. Contractual interest expense on the Note amounted to $259,000 for the three months ended March 31, 2017.

The Company incurred fees associated with the closing of the Note of $252,000. These amounts have been treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Note and are being amortized to interest expense over the contractual term of the Note. During the three months ended March 31, 2017, accretion of the fees amounted to $20,000.

The Company applied the proceeds received upon issuance of the Note to repay all amounts outstanding under its prior credit facility with certain institutional investors for which BAM Administrative Services, LLC acted as agent (the “BAM Facility”). At the time of repayment, amounts of principal outstanding under the BAM Facility were $8,080,000, with accrued interest and fees bringing the total payoff amount to $8,140,295. As a result of the termination of the BAM Facility, the Company amortized the remaining balance of the debt issue costs, amounting to $966,000, to interest expense in the accompanying condensed consolidated statement of operations.

Note 6 – Special Purpose Entity

On the January 13, 2017, the Company and the Lender (the “Manager”) formed a special purpose entity as a Delaware limited liability company (the “SPE”), for the purpose of purchasing, refurbishing, repairing and reselling cell phones, smart phones, tablets and related accessories. The Manager is the sole manager of the SPE. The Manager invested $5,200,000 in equity in exchange for all of the membership interests. Of this sum, $5,000,000 will be used by the SPE for the purchase of approved inventory. Profits from the SPE will be distributed to the Manager and to the Company based on certain return thresholds, as defined in Limited Liability Company Agreement.

As further detailed in the Services Agreement entered into between the Company and the SPE on the Closing Date, the Company will provide all administrative and inventory management services necessary to the SPE’s daily operations. The Company and its personnel will not be compensated for providing services to the SPE, and the Company will generally be responsible for the costs of providing services to the SPE. However, the SPE will be responsible for costs directly related to acquiring and refurbishing the SPE’s inventory, shipping, certain tax accounting fees approved by the Manager, and other costs. The Services Agreement allows the Company to purchase inventory for its account and not for the SPE’s account until the Company has no available capital to purchase inventory.

The Company conducted an evaluation of its involvement with the SPE, which is considered to be a related party business entity, as of March 31, 2017, in order to determine whether the SPE was a variable interest entity (“VIE”) requiring consolidation or disclosure in the condensed consolidated financial statements of the Company. The SPE was determined to be a related party business entity because the Manager of the SPE is also the Lender to the Company’s NPA, as described in Note 5. The Company evaluated the purpose for which the SPE was created and the nature of the risks in the entity as required by the guidance under ASC 810-10-25, “Consolidation.” Based upon the Company’s analysis, the Company concluded that the SPE is not deemed to be a VIE and as such it should not be consolidated within the Company’s condensed consolidated financial statements. The Company will account for revenues generated from the SPE as a component of its principal device revenue.

As of March 31, 2017, the net amount due to the SPE for accounts receivable collected on its behalf was $144,231 and is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Expense reimbursements for the three months ended March 31, 2017 amounted to $83,000, of which $55,000 was recorded in cost of revenues and $28,000 was recorded in sales and marketing. There were no profit distributions made to the Company from the SPE during the three months ended March 31, 2017.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 7 – Capital Lease Obligations

We are obligated under capital leases under which the aggregate present value of the minimum lease payments amounted to $84,000. The present value of the minimum lease payments was calculated using a discount rate of 8.6%. The future minimum lease payments under the capital lease at March 31, 2017 is as follows:

Years ending December 31,
2017 (remaining nine months)	$13,958
2018	18,611
2019	18,611
2020	18,611
2021	13,507
2022	549
83,847
Less: Amounts representing interest	13,310
Principal portion	70,537
Less: Current portion	13,579
Capital lease obligations, net of current portion	$56,958

The capital lease obligations are collateralized by underlying property and equipment. As of March 31, 2017, the gross amount of property and equipment under non-cancelable capital leases was $80,363 and the amount of accumulated amortization was $6,419.

Note 8 - Commitments and Contingencies

Management Incentive Compensation Plan

On July 27, 2016, the Company adopted its Management Incentive Compensation Plan (the “Incentive Plan”). The Incentive Plan provides that each quarter that the Company meets certain gross EBITDA thresholds, participants will be eligible to receive quarterly bonuses. The Incentive Plan is effective through September 2018. The Incentive Plan provides for minimum bonus eligibility thresholds set at quarterly gross EBITDA levels that ensure that the Company will remain cash-flow positive and in compliance with all debt covenants over the term after payment of bonuses. If the Company does not meet the minimum EBITDA threshold in a given quarter, no bonus is payable under the Incentive Plan for that quarter. Bonuses will be subject to adjustment in the event the Company’s year-end audit results in restatement of a prior quarter’s EBITDA. For the three months ended March 31, 2017, a total of $179,577 was earned under the Incentive Plan. As of March 31, 2017 and December 31, 2016, $231,668 and $52,091 is included in accrued expenses.

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

Rent expense, amounting to $90,000 and $43,000 for the three months ended March 31, 2017 and 2016, respectively, is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 9 - Stock-Based Compensation

Stock Option Grants

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	434,998	$2.59	1.7	$-
Granted	-	-
Exercised	-	-
Forfeited or Canceled	(43,000)	2.66
Outstanding – March 31, 2017	391,998	$2.58	1.5	$-

Exercisable – March 31, 2017	358,249	$2.71	1.3	$-

The Company recorded non-cash compensation expense of $4,000 for the three months ended March 31, 2017 and 2016 pertaining to stock option grants.

Total unrecognized compensation expense related to unvested stock options at March 31, 2017 amounts to $28,000 and is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes the Company’s stock option activity for non-vested options for the three months ended March 31, 2017:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	45,001	$0.86
Granted	-	-
Vested	(4,585)	(0.86)
Forfeited or Canceled	(6,667)	(1.28)
Balance at March 31, 2017	33,749	$0.86

Warrants

As of March 31, 2017 and December 31, 2016, there were 797,083 and 801,250 warrants outstanding and exercisable, respectively, with a weighted average exercise price of $3.19 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at March 31, 2017 and December 31, 2016 was 2.4 and 2.8 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the three months ended March 31, 2017 and 2016.

There was no expense pertaining to warrants recorded during the three months ended March 31, 2017 and 2016.

Restricted Stock Awards

 During the three months ended March 31, 2017, the Company granted 6,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the dates of grant ranged from $0.60 to $0.85 per share. The aggregate grant date fair value of the awards amounted to $4,000, which was recorded as compensation expense during the three months ended March 31, 2017.

A summary of the restricted stock award activity for the three months ended March 31, 2017 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2016	793,333
Granted	6,000
Forfeited	-
Vested	(169,750)
Unvested Outstanding at March 31, 2017	629,583

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

The Company recorded non-cash compensation expense of $115,000 and $123,000 for the three months ended March 31, 2017 and 2016, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at March 31, 2017 amounts to $588,000 and is expected to be recognized over a weighted average period of 1.6 years.

Note 10 – Customer and Vendor Concentrations

Customer Concentration

During the three months ended March 31, 2017, one customer represented at least 10% of revenues, accounting for 10% of the Company’s revenues. During the three months ended March 31, 2016, there were no customers that represented at least 10% of revenues. During the three months ended March 31, 2017 and 2016, 64% and 73% of the Company’s revenues, respectively, were originated in the United States, 26% and 8%, respectively, were originated in Europe and 6% and 17%, respectively, were originated in Hong Kong.

At March 31, 2017, one customer represented at least 10% of accounts receivable, accounting for 31% of the Company’s accounts receivable. At December 31, 2016, two customers represented at least 10% of accounts receivable, accounting for 22% and 15% of the Company’s accounts receivable.

Vendor Concentration

During the three months ended March 31, 2017, two vendors represented at least 10% of purchases, accounting for 66% and 13% of the Company’s purchases. During the three months ended March 31, 2016, one vendor represented at least 10% of purchases, accounting for 97% of the Company’s purchases.

At March 31, 2017 and December 31, 2016, one vendor represented at least 10% of accounts payable, accounting for 52% of accounts payable.

Note 11 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 12, 2017, the Company amended its 2008 Equity Incentive Plan (the “Plan”) to increase the number of authorized shares of common stock under the Plan by 150,000 shares, increasing the available number of shares authorized under the Plan to 1,732,023 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 30, 2017.

The content included on uSell.com and wesellcellular.com is not incorporated in this report.

Overview

uSell.com, Inc. is a large market maker of used smartphones. uSell acquires products from both individual sellers, on its website, uSell.com, and from major carriers, big box retailers, and manufacturers through its subsidiary, We Sell Cellular, LLC (“We Sell Cellular”). The Company maximizes the value of these devices by reclassifying them, adding value to them, and moving them throughout the world to those who want them most. In order to serve its global and highly diverse customer base, uSell leverages both a traditional sales force and an online marketplace where professional buyers of used smartphones can buy inventory on-demand. Through participation on uSell’s online platform and through interaction with uSell’s salesforce, buyers can acquire high volumes of inventory in a cost effective manner, while minimizing risk.

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

uSell’s second method of sourcing devices is through its website, uSell.com, where individual sellers can find cash offers for their items based on the make, model, and condition of each item. Upon accepting an offer, sellers can ship their devices for free using either a prepaid shipping kit or shipping label, and then track the progress of their orders online from initiation to final payment of their devices. Since the acquisition of We Sell Cellular, only a small percentage of our devices have been sourced in this manner versus through wholesale channels.

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

Revenue Model

We generate revenue by either taking possession of devices and selling these devices for a premium (“Principal Device Revenue”) or by facilitating transactions between buyers and sellers and collecting a commission (“Agent Commission Revenue”). The bulk of our revenue is from Principal Device Revenue.

Business derived from our uSell.com website utilizes an Agent Commission Revenue model, whereby we do not take possession of the devices that are sold to us by sellers, but rather facilitate transactions between these consumers and our network of professional buyers. Historically, some of the devices we acquired through our usell.com website utilized our Managed by uSell service, whereby we partnered with a third party logistics company to inspect and process devices before passing them along to buyers offering the highest prices for each device. Through this approach, we took possession of devices for a brief period of time before they were passed on to the ultimate buyer. However, by the end of 2016, we shut down our Managed by uSell service and shifted all of our business from uSell.com to the Agent Commission Revenue model.

Devices sourced wholesale through our subsidiary, We Sell Cellular, are all bought and sold using the Principal Device Revenue model. Given that our wholesale sourcing channel is substantially larger than our retail sourcing channel, the vast majority of our business is characterized by the Principal Device Revenue approach.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 2 of our unaudited interim condensed consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. There have been no material changes to our Critical Accounting Policies during the period covered by this report.

Results of Operations

2017 Financial Highlights

Key financial metrics are as follows:

•	Revenues increased by $5,179,000, or 23%, to $27,631,000 for the three months ended March 31, 2017, from $22,452,000 for the three months ended March 31, 2016
•	Operating income for the three months ended March 31, 2017 was $543,000, compared to an operating loss of ($1,009,000) for the three months ended March 31, 2016, a change of $1,552,000, or 154%
•	Net loss for the three months ended March 31, 2017 was $746,000, compared to $2,091,000 for the three months ended March 31, 2016
•	Adjusted EBITDA, a non-GAAP financial measure, improved to $1,018,000 for the three months ended March 31, 2017, from ($371,000) for the three months ended March 31, 2016. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.

We saw substantial improvement in revenue and margin for the three months ended March 31, 2017 from the same period in the prior year. The operational improvements implemented by the Company after the turbulent market experienced in the first quarter of 2016 continue to be evident in our financial results. In the first quarter of 2017, the Company sold a higher percent of devices via e-commerce than in past quarters, which led to higher gross profit, partially offset by higher operating expenses.  Total revenue increased due to operational efficiencies, as well as growth in our active customer base. While the Company does not expect margins to be negatively impacted by any event going forward, the projected margin for the future quarters is uncertain.

On the technology side, we continue to invest in our online platform and have steadily transitioned more of our customer interactions online. We have also invested resources in optimizing the processes and technology needed to test and grade devices in our warehouses, with the aim of increasing capacity and decreasing processing lead time.

On the supply side, we continue our supplier diversification initiatives, with our largest supplier’s share of purchases representing 66% for the current quarter, down from 97% during the same period in 2016.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2017	2016	(Dollars)	(Percentage)
Revenue	$27,631,000	$22,452,000	$5,179,000	23%
Cost of Revenue	24,903,000	21,548,000	3,355,000	16%
Gross Profit	2,728,000	904,000	1,824,000	202%
Operating Expenses:
Sales and Marketing	598,000	377,000	221,000	59%
General and Administrative	1,587,000	1,536,000	51,000	3%
Total Operating Expenses	2,185,000	1,913,000	272,000	14%
Operating Income (Loss)	543,000	(1,009,000)	1,552,000	(154)%
Other Expense, Net	(1,289,000)	(1,082,000)	(207,000)	19%
Net Loss	$(746,000)	$(2,091,000)	$1,345,000	(64)%

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended March 31,
	2017		2016
Principal Device Revenue	$27,442,000	99%	$22,408,000	100%
Agent Commission Revenue	178,000	1%	16,000	0%
Other	11,000	0%	28,000	0%
	$27,631,000	100%	$22,452,000	100%

Principal Device Revenue increased by $5,034,000, or 22%, from $22,408,000 for the three months ended March 31, 2016 to $27,442,000 for the three months ended March 31, 2017. The increase in our Principal Device Revenue was the result of: i) an increase in volume from existing and new customers; ii) the absence of the market turmoil experienced in 2016 as a result of the iPhone SE launch in March 2016; iii) an increase in e-commerce sales; and iv) an increase in sales from our online auction portal.

Agent Commission Revenue increased by $162,000, or 1,013%, from $16,000 for the three months ended March 31, 2016 to $178,000 for the three months ended March 31, 2017. The increase in Agent Commission Revenue was due to our decision to shut down our Managed by uSell service at the end of 2016 and no longer take possession of devices sent in through our uSell.com website. Payments for devices sent in through uSell.com are now made directly from buyers to sellers, and we only recognize a commission on these transactions.

Due to the fact that devices sourced through We Sell Cellular are bought and sold using the Principal Device Revenue model, we anticipate that the percentage of the Agent Commission Revenue will remain minimal for the foreseeable future, as we continue to increase the volume that we purchase through wholesale channels.

Cost of Revenue

Cost of revenue increased by $3,355,000, or 16% from $21,548,000 for the three months ended March 31, 2016 to $24,903,000 for the three months ended March 31, 2017. As noted above, our revenue increased by 23%, which has caused a corresponding increase in our cost of revenue. Cost of revenues for the three months ended March 31, 2017 includes a $61,000 favorable adjustment for slow-moving and obsolete inventory, compared to a provision of $379,000 for the three months ended March 31, 2016.

Gross profit increased substantially to 9.9% for the three months ended March 31, 2017, compared to 4.0% for the three months ended March 31, 2016. Our margins have increased as a result of increased sales via e-commerce transactions, the increase in sales from our online auction portal and the absence of the margin pressure experienced during the quarter ended March 31, 2016 triggered by the unanticipated launch of the iPhone SE. There was also a positive impact to margins from our decision to shut down our Managed by uSell service and switch our uSell.com business back to the Agent Commission Revenue model.

Sales and Marketing Expenses

Sales and marketing expense increased $221,000, or 59%, from $377,000 during the three months ended March 31, 2016 to $598,000 during the three months ended March 31, 2017. The increase is primarily attributable to the higher fees paid as a result of the increased eBay sales during the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016. With the We Sell Cellular acquisition and our newfound ability to source devices directly from the carriers, retailers, and manufacturers, our primary sales and marketing expenses have shifted from consumer marketing to paying out sales commissions and selling fees. We believe this shifting profile will enable us to scale volume significantly while maintaining sales and marketing expense as a much lower percentage of sales than in prior years.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to stock grants and option grants for services. Non-cash compensation expense amounted to $119,000 and $127,000 for the three months ended March 31, 2017 and 2016, respectively.

Excluding non-cash compensation expense, general and administrative expenses for the three months ended March 31, 2017 remained relatively consistent compared to the three months ended March 31, 2016, increasing by $59,000, or 4%.

Other Income (Expense)

Other expense during the three months ended March 31, 2017 is comprised of ($1,289,000) of interest expense consisting primarily of $996,000 attributable to the amortization of the remaining debt issue costs on the terminated BAM Facility, as well as the contractual interest expense and amortization of debt issue costs on the NPA entered into in January 2017.

Other expense during the three months ended March 31, 2016 is comprised of $357,000 of interest expense primarily attributable to the BAM Facility and $725,000 of derivative expense related to the change in the fair value of the placement rights derivative liability. The placement rights were waived in July 2016 and, accordingly, the derivative liability was eliminated.

Special Purpose Entity

Expense reimbursements for the three months ended March 31, 2017amounted to $83,000, of which $55,000 was recorded in cost of revenues and $28,000 was recorded in sales and marketing. There were no profit distributions made to the Company from Special Purpose Entity (“SPE”) during the three months ended March 31, 2017.

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

The following table presents Adjusted EBITDA, a non-GAAP financial measure, and provides a reconciliation of Adjusted EBITDA to the directly comparable GAAP measure reported in the Company’s consolidated financial statements:

	Three Months Ended March 31,
	2017	2016
Net loss	$(746,000)	$(2,091,000)
Stock-based compensation expense	119,000	127,000
Depreciation and amortization	356,000	511,000
Interest expense	1,289,000	357,000
Change in fair value of derivative liability	-	725,000
Adjusted EBITDA	$1,018,000	$(371,000)

Liquidity and Capital Resources

We do not yet have a sustained history of financial stability. Since the acquisition of We Sell Cellular, we have relied on institutional debt to provide our working capital and complete the We Sell Cellular acquisition. Prior to the acquisition, our principal source of liquidity had been the issuances of convertible debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. We believe that the continued increase in revenues and current institutional financing provide us with sufficient funds to meet our anticipated cash needs through May 2018.

There can be no assurance that the plans and actions proposed by management will be successful and that we will generate profitability and positive cash flows in the future.

Our cash flow has been significantly impacted by the We Sell Cellular acquisition. On January 13, 2017, we entered into a Note Purchase Agreement with a lender pursuant to which we issued the lender a secured term note in the principal amount of $8,660,000 at an original issue discount of 1%, for gross proceeds of $8,572,400 (the “NPA”). We applied the proceeds received upon the issuance of the NPA to repay all amounts outstanding under the BAM Facility. The NPA requires repayment of principal in January 2020 and bears interest at an annual rate of 13.25%, which interest is due and payable monthly in arrears. In addition, the lender from whom the Company borrowed the funds under the NPA, established an SPE with the Company. Under the SPE, the lender provided $5 million of equity capital to purchase smartphones and similar inventory. The Company entered into a Services Agreement with the SPE and will provide all necessary services including inventory management. The Company will receive a percentage of the SPE’s profits, if any.

Cash Flows from Operating Activities

Operating activities used $1,079,000 of cash during the three months ended March 31, 2017, a decrease from $2,108,000 of cash used in operating activities during the three months ended March 31, 2016. Our net loss during the three months ended March 31, 2017 of $746,000 was offset by $356,000 of depreciation and amortization, $119,000 of stock-based compensation, and $990,000 of amortization of debt issue costs related to our NPA. Changes in operating assets and liabilities used $1,798,000 of cash during the three months ended March 31, 2017. Our net loss during the three months ended March 31, 2016 of $2,091,000 was offset by $725,000 due to the change in the fair value of the placement rights derivative liability, $511,000 of depreciation and amortization, $127,000 of stock-based compensation and $86,000 of amortization of debt issue costs related to our NPA. Changes in operating assets and liabilities used $1,467,000 of cash during the three months ended March 31, 2016.

Cash Flows from Investing Activities

During the three months ended March 31, 2017, we capitalized $136,000 of website development costs, we purchased $4,000 of property and equipment and our restricted cash account changed by $219,000 as a result of our requirement under the NPA to maintain a dedicated bank account controlled by the agent of our lender.

During the three months ended March 31, 2016, we capitalized $137,000 of website development costs, our restricted cash account changed by $274,000 as a result of our requirement under the NPA to maintain a dedicated bank account controlled by the agent of our lender and our former landlord returned to us $26,000 in security deposits.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, we received $8,572,000 in proceeds under our NPA and paid $302,000 in costs associated with the NPA. In addition, we repaid $8,080,000 of principal under the BAM Facility and made payments of $3,000 under our capital lease obligations. During the three months ended March 31, 2016, we received $2,000,000 in proceeds under our BAM Facility and paid $31,000 in costs associated with the BAM Facility.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to continue to enhance the We Sell Cellular business with our technology, establishing relationships with new suppliers, and further instability in foreign economies. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended December 31, 2016. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Consultants (1)		6,000 shares of common stock	Consulting services

(1)           Issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

On April 12, 2017, the Company amended its 2008 Equity Incentive Plan (the “Plan”) to increase the number of authorized shares of common stock under the Plan by 150,000 shares, increasing the available number of shares authorized under the Plan to 1,732,023 shares..

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

uSell.com, Inc.

May 15, 2017	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer
(Principal Executive Officer)

May 15, 2017	/s/ Jennifer Calabrese
Jennifer Calabrese
Chief Financial Officer and
Executive Vice President of Finance
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-K	3/31/15	3.1
3.2	Second Amended and Restated Bylaws	S-1	9/21/12	3.16
3.2(a)	Amendment to Second Amended and Restated Bylaws	8-K	11/7/14	3.1
10.1	Form of Services Agreement	8-K	1/19/17	10.1
10.2	Form of Contribution Agreement	8-K	1/19/17	10.2
10.3	Form of Non-Compete and Confidentiality Agreement – Scott and Brian Tepfer*	8-K	1/19/17	10.3
10.4	Form of Non-Compete and Confidentiality Agreement – Raman*	8-K	1/19/17	10.4
10.5	Form of Note Purchase Agreement	8-K	1/19/17	10.5
10.6	Form of Secured Term Note	8-K	1/19/17	10.6
10.7	Form of Security Agreement	8-K	1/19/17	10.7
10.8	Form of Subsidiary Guaranty	8-K	1/19/17	10.8
10.9	Form of Trade Mark Security Agreement	8-K	1/19/17	10.9
10.10	Form of Pledge Agreement	8-K	1/19/17	10.10
10.11	Form of Amendment to Management Agreement*	8-K	1/19/17	10.11
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

