Form 10-Q
period 2017-09-30
usell.com, Inc.
filed 2017-11-14
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2017
Common Stock, $0.0001 par value per share	20,156,999 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$477,610	$1,657,422
Restricted cash	3,440,837	982,064
Accounts receivable, net	396,186	430,171
Inventory, net	7,658,053	8,874,099
Prepaid expenses and other current assets	94,834	130,141
Total Current Assets	12,067,520	12,073,897

Property and equipment, net	181,921	191,957
Goodwill	8,448,759	8,448,759
Intangible assets, net	3,142,337	3,724,466
Capitalized technology, net	884,424	934,193
Other assets	61,750	124,358

Total Assets	$24,786,711	$25,497,630

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,208,200	$4,328,422
Accrued expenses	1,366,616	916,961
Due to related party	48,991	—
Promissory note payable	—	673,332
Deferred revenue	229,152	374,098
Capital lease obligations	14,029	10,664
Total Current Liabilities	5,866,988	6,303,477

Promissory note payable, net of current portion	8,310,148	6,441,000
Capital lease obligations, net of current portion	49,851	47,986
Total Liabilities	14,226,987	12,792,463

Stockholders’ Equity:
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; no shares issued and outstanding	—	—
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; no shares issued and outstanding	—	—
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; no shares issued and outstanding	—	—
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 43,333,333 shares authorized; 20,154,999 and 20,134,999 shares issued and outstanding, respectively	2,015	2,013
Additional paid in capital	71,464,215	71,089,882
Accumulated deficit	(60,906,506)	(58,386,728)
Total Stockholders’ Equity	10,559,724	12,705,167

Total Liabilities and Stockholders’ Equity	$24,786,711	$25,497,630

See accompanying notes to unaudited interim condensed consolidated financial statements.

3

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$28,872,702	$24,817,307	$81,141,673	$73,098,642

Cost of Revenue	27,314,910	22,750,001	75,863,429	68,319,317

Gross Profit	1,557,792	2,067,306	5,278,244	4,779,325

Operating Expenses:
Sales and marketing	532,757	468,624	1,617,531	1,259,524
General and administrative	1,312,713	1,605,398	4,207,210	4,594,637
Total operating expenses	1,845,470	2,074,022	5,824,741	5,854,161
Loss from Operations	(287,678)	(6,716)	(546,497)	(1,074,836)

Other (Expense) Income:
Interest income	—	429	—	429
Interest expense	(337,352)	(405,192)	(1,973,281)	(1,090,325)
Change in fair value of placement rights derivative liability	—	—	—	(370,000)
Total Other Expense, Net	(337,352)	(404,763)	(1,973,281)	(1,459,896)

Net Loss	$(625,030)	$(411,479)	$(2,519,778)	$(2,534,732)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.13)	$(0.13)

Weighted average number of common shares outstanding during the period - basic and diluted	20,150,640	20,123,042	20,143,783	19,995,689

See accompanying notes to unaudited interim condensed consolidated financial statements.

4

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,519,778)	$(2,534,732)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,082,093	1,504,049
Stock based compensation expense	374,335	363,604
Amortization of debt issue costs into interest expense	1,063,545	348,393
Loss on disposal of property and equipment	—	112,284
Change in fair value of placement rights derivative liability	—	370,000
Recovery of bad debt expense	—	(1,876)
Changes in operating assets and liabilities:
Accounts receivable	33,985	237,545
Inventory	1,216,046	2,003,507
Prepaid and other current assets	35,307	142,396
Other assets	12,608	11,912
Accounts payable	(120,222)	257,615
Accrued expenses	449,655	(54,647)
Due to related party	48,991	—
Lease termination payable	—	(5,000)
Deferred revenues	(144,946)	(524,324)
Net Cash and Cash Equivalents Provided by Operating Activities	1,531,619	2,230,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(406,703)	(435,116)
Restricted cash	(2,458,773)	(3,528,073)
Cash paid to purchase property and equipment	(18,770)	(69,019)
Security deposits	—	(8,435)
Net Cash and Cash Equivalents Used in Investing Activities	(2,884,246)	(4,040,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	8,572,400	2,000,000
Principal repayments of note payable	(8,080,000)	—
Payment of capital lease obligations	(9,456)	—
Cash paid for debt issue costs	(310,129)	(49,551)
Net Cash and Cash Equivalents Provided by Financing Activities	172,815	1,950,449

Net (Decrease) Increase in Cash and Cash Equivalents	(1,179,812)	140,532
Cash and Cash Equivalents - Beginning of Period	1,657,422	1,047,786

Cash and Cash Equivalents - End of Period	$477,610	$1,188,318

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$806,059	$744,931
Taxes	$18,193	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to goodwill for inventory valuation	$—	$42,198
Common stock issued in connection with note payable	$—	$402,500
Purchases of property and equipment through capital leases	$14,686	$55,129
Elimination of Placement Rights Derivative Liability	$—	$1,500,000

See accompanying notes to unaudited interim condensed consolidated financial statements.

5

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2017
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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2016 and 2015. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers and are recorded net of allowances for cash discounts, doubtful accounts, and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $1,600 at September 30, 2017 and December 31, 2016.

Inventory, net

Inventory, comprised of all finished goods, is stated at the lower of cost (average cost method) or net realizable value. Inventory is recorded net of allowances.

Allowances for slow-moving or obsolete inventory are provided based on historical experience of a variety of factors, including sales volume, product life and levels of inventory at the end of the period. The provision for slow-moving for inventory amounted to $0 and $384,000 for the three months ended September 30, 2017 and 2016, respectively, and $0 and $563,000 for the nine months ended September 30, 2017 and 2016, respectively.

Substantially all of the Company’s inventory purchases are paid for before inventory is received in the Company’s warehouse. Prepaid inventory amounted to approximately $737,000 and $221,000 at September 30, 2017 and December 31, 2016, respectively, and is included in inventory, net in the accompanying condensed consolidated balance sheets.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Principal Device Revenue

The Company, through We Sell Cellular, generates revenue from the sales of its cellular telephones and related equipment. The Company recognizes revenue “FOB shipping point” on such sales. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave the Company’s warehouse. Payment terms generally require payment once an order is placed. The Company allows customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. The estimate of the allowance for product returns amounted to approximately $370,000 and $130,000 at September 30, 2017 and December 31, 2016, respectively, and is recorded in accrued expenses in the accompanying condensed consolidated balance sheets.

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
September 30, 2017
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

Shipping and Handling Costs

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 605-45 regarding shipping and handling costs. Shipping and handling costs included in cost of revenue were approximately $146,000 and $108,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $468,000 and $336,000 for the nine months ended September 30, 2017 and 2016, respectively.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $7,000 and $11,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $31,000 and $41,000 for the nine months ended September 30, 2017 and 2016, respectively

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At September 30, 2017 and December 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Concentrations of credit risk with respect to accounts receivables is minimal due to the large number of customers comprising the Company’s customer base and generally short payment terms.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of debt approximates its carrying amounts as a market rate of interest is attached to the repayment.

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
September 30, 2017
(Unaudited)

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2017	2016
Unvested Restricted Stock	141,666	255,000
Vested and Unvested Restricted Stock Units	743,020	743,020
Stock Options	503,667	468,896
Stock Warrants	797,083	802,520
	2,185,436	2,269,436

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 was initially effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company will adopt the standard on January 1, 2018. The Company performed an initial review of the requirements of the standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance that may impact the Company. The Company is currently completing detailed review of its revenue recognition methods to determine necessary adjustments to existing accounting policies and procedures and to support an evaluation of the standard’s impact on its consolidated financial statements and disclosures included within the notes to the consolidated financial statements. Based on reviews performed, the Company does not expect its revenues to be materially impacted by the implementation of this guidance. Additionally, the new guidance will require enhanced disclosures, including additions to the Company’s revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company may identify other impacts from the implementation of this guidance as it continues its assessment.

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
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 3 - Intangible Assets

Intangible assets, net is as follows:

September 30, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(717,922)	$1,904,078
Customer Relationships	5	2,008,000	(769,741)	1,238,259
eBay Reputation Relationship	1	369,000	(369,000)	—
Non-Compete Agreement	1	283,000	(283,000)	—
Intangible assets, net		$5,282,000	$(2,139,663)	$3,142,337

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(436,996)	$2,185,004
Customer Relationships	5	2,008,000	(468,538)	1,539,462
eBay Reputation Relationship	1	369,000	(369,000)	—
Non-Compete Agreement	1	283,000	(283,000)	—
Intangible assets, net		$5,282,000	$(1,557,534)	$3,724,466

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $194,000 and $357,000 for the three months ended September 30, 2017 and 2016, respectively, and $582,000 and $1,071,000 for the nine months ended September 30, 2017 and 2016, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2017 (remaining three months)	$194,043
2018	776,171
2019	776,171
2020	709,230
2021	374,571
2022	312,151
$3,142,337

Note 4 – Capitalized Technology, Net

Capitalized technology consists of the following:

	September 30, 2017	December 31, 2016
Gross value	$3,578,117	$3,171,414
Accumulated amortization	(2,693,693)	(2,237,221)
Net value	$884,424	$934,193

Capitalized technology is amortized on a straight-line basis over estimated useful lives of three years. Amortization expense amounted to $150,000 and $139,000 for the three months ended September 30, 2017 and 2016, respectively, and $456,000 and $402,000 for the nine months ended September 30, 2017 and 2016, respectively, and is included in cost of revenue.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2017 (remaining three months)	$142,035
2018	438,186
2019	247,463
2020	56,740
$884,424

Note 5 - Promissory Note

At September 30, 2017, the Company’s Note (as defined below) is comprised of the following:

Principal Balance	$8,660,000
Less: Unamortized discount and debt issue costs	(349,852)
Total Notes, net of unamortized discount and debt issue costs	8,310,148
Less: Current portion of Notes	—
Long-term Notes	$8,310,148

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
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

The Company recorded a discount on the Note of $88,000 which is being accreted to non-cash interest expense over the contractual term of the Note. During the three and nine months ended September 30, 2017, accretion of the discount amounted to $7,000 and $19,000, respectively. Contractual interest expense on the Note amounted to $299,000 and $867,000 for the three and nine months ended September 30, 2017, respectively.

The Company incurred fees associated with the closing of the Note of $360,000. These amounts have been treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Note and are being amortized to interest expense over the contractual term of the Note. During the three and nine months ended September 30, 2017, accretion of the fees amounted to $30,000 and $78,000, respectively.

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

The Company conducted an evaluation of its involvement with the SPE, which is considered to be a related party business entity, as of September 30, 2017, in order to determine whether the SPE was a variable interest entity (“VIE”) requiring consolidation or disclosure in the condensed consolidated financial statements of the Company. The SPE was determined to be a related party business entity because the Manager of the SPE is also the Lender to the Company’s NPA, as described in Note 5. The Company evaluated the purpose for which the SPE was created and the nature of the risks in the entity as required by the guidance under ASC 810-10-25, “Consolidation.” Based upon the Company’s analysis, the Company concluded that the SPE is not deemed to be a VIE and as such it should not be consolidated within the Company’s condensed consolidated financial statements.

As of September 30, 2017, the net amount due to the SPE for accounts receivable collected on its behalf was $49,000 and is recorded as due to related party in the accompanying condensed consolidated balance sheets.

Expense reimbursements for the three months ended September 30, 2017 amounted to $139,000, of which $100,000 was recorded in cost of revenues and $39,000 was recorded in sales and marketing. Expense reimbursements for the nine months ended September 30, 2017 amounted to $402,000, of which $261,000 was recorded in cost of revenues and $141,000 was recorded in sales and marketing. There were no profit distributions made to the Company from the SPE during the three and nine months ended September 30, 2017. The Company will account for profit distributions generated from the SPE as a component of its principal device revenue.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 7 – Capital Lease Obligations

We are obligated under capital leases under which the aggregate present value of the minimum lease payments amounted to $75,000. The present value of the minimum lease payments was calculated using a discount rate of 8.6%. The future minimum lease payments under the capital lease at September 30, 2017 is as follows:

Years ending December 31,
2017 (remaining three months)	$4,653
2018	18,611
2019	18,611
2020	18,611
2021	13,506
2022	549
74,541
Less: Amounts representing interest	10,661
Principal portion	63,880
Less: Current portion	14,029
Capital lease obligations, net of current portion	$49,851

The capital lease obligations are collateralized by underlying property and equipment. As of September 30, 2017, the gross amount of property and equipment under non-cancelable capital leases was $80,000 and the amount of accumulated amortization was $14,000.

Note 8 - Commitments and Contingencies

Management Incentive Compensation Plan

On July 27, 2016, the Company adopted its Management Incentive Compensation Plan (the “Incentive Plan”). The Incentive Plan provides that each quarter that the Company meets certain gross EBITDA thresholds, participants will be eligible to receive quarterly bonuses. The Incentive Plan is effective through September 2018. The Incentive Plan provides for minimum bonus eligibility thresholds set at quarterly gross EBITDA levels that ensure that the Company will remain cash-flow positive and in compliance with all debt covenants over the term after payment of bonuses. If the Company does not meet the minimum EBITDA threshold in a given quarter, no bonus is payable under the Incentive Plan for that quarter. Bonuses will be subject to adjustment in the event the Company’s year-end audit results in restatement of a prior quarter’s EBITDA. For the three and nine months ended September 30, 2017, a total of $180,000 was earned under the Incentive Plan. As of September 30, 2017 and December 31, 2016, $90,000 and $52,000 is included in accrued expenses.

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

Rent expense, amounting to $86,000 and $63,000 for the three months ended September 30, 2017 and 2016, respectively, and $260,000 and $149,000 for the nine months ended September 30, 2017 and 2016, respectively, is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 9 - Stock-Based Compensation

On April 12, 2017, the Company amended its 2008 Equity Incentive Plan (the “Plan”) to increase the number of authorized shares of common stock under the Plan by 150,000 shares, increasing the available number of shares authorized under the Plan to 1,732,023 shares.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Stock Option Grants

On May 11, 2017, the Company granted an aggregate of 265,000 stock options to certain employees for future services. These options had a fair value of $151,100, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.55%
Expected dividend yield	0%
Expected volatility	139.48%
Expected term	3.5 years

The options are exercisable over a five-year term and vest over three years. The Company recorded $13,000 and $17,000 during the three and nine months ended September 30, 2017, respectively, as compensation expense pertaining to these grants.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	434,998	$2.59	1.7	$—
Granted	265,000	0.70
Exercised	—	—
Forfeited or Canceled	(196,331)	(2.93)
Outstanding – September 30, 2017	503,667	$1.46	3.3	$—

Exercisable – September 30, 2017	236,166	$2.27	1.9	$—

The Company recorded non-cash compensation expense of $17,000 and $5,000 for the three months ended September 30, 2017 and 2016, respectively, and $28,000 and $13,000 for the nine months ended September 30, 2017 and 2016, respectively, pertaining to stock option grants.

Total unrecognized compensation expense related to unvested stock options at September 30, 2017 amounts to $154,000 and is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the Company’s stock option activity for non-vested options for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	45,001	$0.86
Granted	265,000	0.57
Vested	(35,833)	(0.68)
Forfeited or Canceled	(6,667)	(1.28)
Balance at September 30, 2017	267,501	$0.60

Warrants

As of September 30, 2017 and December 31, 2016, there were 797,083 and 801,250 warrants outstanding and exercisable, respectively, with a weighted average exercise price of $3.19 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at September 30, 2017 and December 31, 2016 was 1.8 and 2.8 years, respectively, and the aggregate intrinsic value was $0.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

The Company did not grant any warrants to purchase shares of common stock during the nine months ended September 30, 2017 and 2016.

There was no expense pertaining to warrants recorded during the nine months ended September 30, 2017 and 2016.

Restricted Stock Awards

During the nine months ended September 30, 2017, the Company granted 18,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the dates of grant ranged from $0.60 to $0.85 per share. The aggregate grant date fair value of the awards amounted to $12,900, of which $3,700 and $12,900 was recorded as compensation expense during the three and nine months ended September 30, 2017, respectively.

During the nine months ended September 30, 2017, the Company granted 2,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the date of grant ranged from $0.70 to $0.80 per share. The aggregate grant date fair value of the awards amounted to $1,500, of which $800 and $1,500 was recorded as compensation expense during the three and nine months ended September 30, 2017.

A summary of the restricted stock award activity for the nine months ended September 30, 2017 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2016	793,333
Granted	20,000
Forfeited	—
Vested	(261,250)
Unvested Outstanding at September 30, 2017	552,083

The Company recorded non-cash compensation expense of $115,000 and $87,000 for the three months ended September 30, 2017 and 2016, respectively, and $346,000 and $351,000 for the nine months ended September 30, 2017 and 2016, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at September 30, 2017 amounts to $367,000 and is expected to be recognized over a weighted average period of 0.9 years.

Note 10 – Customer and Vendor Concentrations

Customer Concentration

During the three months ended September 30, 2017 and 2016, no customers represented 10% or more of the Company’s revenues. During the three months ended September 30, 2017 and 2016, 62% and 65% of the Company’s revenues, respectively, were originated in the United States, 19% and 24%, respectively, were originated in Europe and 13% and 8%, respectively, were originated in Hong Kong.

During the nine months ended September 30, 2017 and 2016, no customers represented 10% or more of the Company’s revenues. During the nine months ended September 30, 2017 and 2016, 67% and 65% of the Company’s revenues, respectively, were originated in the United States, 16% and 20% of the Company’s revenues, respectively, were originated in Europe and 12% and 13% of the Company’s revenues were originated in Hong Kong.

At September 30, 2017, no customers represented 10% or more of the Company’s accounts receivable. At December 31, 2016, two customers represented 10% or more of accounts receivable, accounting for 22% and 15% of the Company’s accounts receivable.

Vendor Concentration

During the three months ended September 30, 2017, three vendors represented 10% or more of purchases, accounting for 34%, 33% and 16% of the Company’s purchases. During the three months ended September 30, 2016, two vendors represented 10% or more of purchases, accounting for 62% and 15% of the Company’s purchases.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial
Statements September 30, 2017
(Unaudited)

During the nine months ended September 30, 2017, two vendors represented 10% or more of purchases, accounting for 57% and 20% of the Company’s purchases. During the nine months ended September 30, 2016, one vendor represented 10% or more of purchases, accounting for 81% of the Company’s purchases.

At September 30, 2017 and December 31, 2016, one vendor represented 10% or more of accounts payable, accounting for 57% and 52% of accounts payable, respectively.

Note 11 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 13, 2017, the Company entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”), effective November 2, 2017, with the Lender and the Agent pursuant to which the Company amended the terms of its financial covenant related to the outstanding principal amount of loan to EBITDA ratio. The Second Amendment also includes a requirement for the Company to complete an equity raise of at least $1 million on or prior to December 31, 2017.

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

Results of Operations

2017 Financial Highlights

Key financial metrics are as follows:

●	Revenues increased by $4,056,000, or 16%, to $28,873,000 for the three months ended September 30, 2017, from $24,817,000 for the three months ended September 30, 2016
●	Revenues increased by $8,043,000, or 11%, to $81,142,000 for the nine months ended September 30, 2017, from $73,099,000 for the nine months ended September 30, 2016
●	Operating loss for the three months ended September 30, 2017 was $288,000, compared to $7,000 for the three months ended September 30, 2016, a change of $281,000
●	Operating loss for the nine months ended September 30, 2017 was $546,000, compared to $1,075,000 for the nine months ended September 30, 2016, an improvement of $529,000, or 49%
●	Net loss for the three months ended September 30, 2017 was $625,000, compared to $412,000 for the three months ended September 30, 2016
●	Net loss for the nine months ended September 30, 2017 was $2,520,000, compared to $2,535,000 for the nine months ended September 30, 2016
●	Adjusted EBITDA, a non-GAAP financial measure, was $203,000 for the three months ended September 30, 2017, compared to $590,000 for the three months ended September 30, 2016. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.
●	Adjusted EBITDA was $909,000 for the nine months ended September 30, 2017, compared to $793,000 for the nine months ended September 30, 2016. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.

The following table presents an additional operating metric, Gross Merchandise Volume (“GMV”), which management believes is useful in evaluating uSell’s overall volume of transactions. We define GMV as the total of uSell revenue plus revenue generated by the Special Purpose Entity (“SPE”). GMV is a non-GAAP financial measure because it includes SPE revenue which is not reportable in our financial statements nor is it in accordance with GAAP. For information on non-GAAP financial measures, see page 22 of this report:

	Three Months Ended September 30,		Percentage
	2017	2016	Change
uSell Revenue – GAAP as Reported	$28,873,000	$24,817,000	16%
SPE Revenue – non-GAAP	5,142,000	—	100%
Gross Merchandise Volume – non-GAAP	$34,015,000	$24,817,000	37%

	Nine Months Ended September 30,		Percentage
	2017	2016	Change
uSell Revenue – GAAP as Reported	$81,142,000	$73,099,000	11%
SPE Revenue – non-GAAP	13,946,000	—	100%
Gross Merchandise Volume – non-GAAP	$95,088,000	$73,099,000	30%

While quarterly revenues increased by 16% from the prior year, we saw a 37% increase in GMV for the quarter ended September 30, 2017 and a 30% increase in GMV for the nine months ended September 30, 2017. Gross margins increased from the prior quarter to 5.4% but were down from 8.3% from the prior year. Margins are driven primarily by supply and demand, but can also be impacted by our ability to make opportunistic purchases. Due to these factors, we cannot predict margins from quarter to quarter. However, management believes that, due to our scale and our supplier relationships, we are able to purchase at prices lower than our customers, which results in low risk of loss on our inventory. We therefore believe that increasing GMV is of primary importance, as this should result in increased gross margin dollars in future quarters. Increasing GMV, coupled with limiting growth in our fixed costs, should lead to a positive impact to profitability over the long term.

Technology and operational processes continue to play a key role in limiting the growth of our fixed costs while increasing capacity, sales velocity, and average selling prices. We continue to invest in our online platform and have steadily transitioned more of our customer interactions online. Beginning in the fourth quarter, a subset of our customers will have the ability to purchase directly through an online portal, rather than by speaking to a sales representative. This new platform, in addition to our online auction platform, will enable us to drive the bulk of our customers online in the coming quarters.

We continue to invest resources in optimizing the processes and technology needed to test and grade devices in our warehouse, with the aim of increasing capacity and decreasing processing lead time, while providing device level traceability to our suppliers. We believe that these investments are important to make for two reasons: 1) they differentiate us from competitors of similar scale that are looking to purchase from our suppliers, and 2) we expect the iPhone X launch to drive substantial trade in volume over the next six months. By adding more value than our competitors and becoming the partner of choice to our suppliers, we believe that we will greatly benefit from industry trends as trade-in continues to increase in importance throughout the mobile ecosystem.

On the supply side, we continue our supplier diversification initiatives, with our largest supplier’s share of purchases representing just 57% for the nine months ended September 30, 2017, down from 81% during the same period in 2016. We view supplier diversification, as well as expanding our relationships with existing suppliers, as long term initiatives, and are optimistic about our prospects over the next year.

Comparison of the Three and Nine Months Ended September 30, 2017 to the Three and Nine Months Ended September 30, 2016

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2017	2016	(Dollars)	(Percentage)
Revenue	$28,873,000	$24,817,000	$4,056,000	16%
Cost of Revenue	27,315,000	22,750,000	4,565,000	20%
Gross Profit	1,558,000	2,067,000	(509,000)	(25)%
Operating Expenses:
Sales and Marketing	533,000	469,000	64,000	14%
General and Administrative	1,313,000	1,605,000	(292,000)	(18)%
Total Operating Expenses	1,846,000	2,074,000	(228,000)	(11)%
Operating Loss	(288,000)	(7,000)	(281,000)	4,014%
Other Expense, Net	(337,000)	(405,000)	68,000	(17)%
Net Loss	$(625,000)	$(412,000)	$(213,000)	52%

	Nine Months Ended September 30,		Change	Change
	2017	2016	(Dollars)	(Percentage)
Revenue	$81,142,000	$73,099,000	$8,043,000	11%
Cost of Revenue	75,863,000	68,319,000	7,544,000	11%
Gross Profit	5,279,000	4,780,000	499,000	10%
Operating Expenses:
Sales and Marketing	1,618,000	1,260,000	358,000	28%
General and Administrative	4,207,000	4,595,000	(388,000)	(8)%
Total Operating Expenses	5,825,000	5,855,000	(30,000)	(1)%
Operating Loss	(546,000)	(1,075,000)	529,000	(49)%
Other Expense, Net	(1,973,000)	(1,460,000)	(513,000)	35%
Net Loss	$(2,519,000)	$(2,535,000)	$16,000	(1)%

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended September 30,
	2017		2016
Principal Device Revenue	$28,730,000	100%	$24,721,000	100%
Agent Commission Revenue	140,000	0%	75,000	0%
Other	3,000	0%	21,000	0%
	$28,873,000	100%	$24,817,000	100%

	Nine Months Ended September 30,
	2017		2016
Principal Device Revenue	$80,653,000	99%	$72,923,000	100%
Agent Commission Revenue	471,000	1%	106,000	0%
Other	18,000	0%	70,000	0%
	$81,142,000	100%	$73,099,000	100%

Principal Device Revenue increased by $4,009,000, or 16%, from $24,721,000 for the three months ended September 30, 2016 to $28,730,000 for the three months ended September 30, 2017. Principal Device Revenue increased by $7,730,000, or 11%, from $72,923,000 for the nine months ended September 30, 2016 to $80,653,000 for the nine months ended September 30, 2017. The increase in our Principal Device revenue was due to our ability to source more devices from our expanded network of suppliers.

Agent Commission Revenue increased by $65,000, or 87%, from $75,000 for the three months ended September 30, 2016 to $140,000 for the three months ended September 30, 2017. Agent Commission Revenue increased by $365,000, or 344%, from $106,000 for the nine months ended September 30, 2016 to $471,000 for the nine months ended September 30, 2017. The increase in Agent Commission Revenue was due to our decision to shut down our Managed by uSell service at the end of 2016 and no longer take possession of devices sent in through our uSell.com website. Payments for devices sent in through uSell.com are now made directly from buyers to sellers, and we only recognize a commission on these transactions.

Due to the fact that devices sourced through We Sell Cellular are bought and sold using the Principal Device Revenue model, we anticipate that the percentage of the Agent Commission Revenue will remain minimal for the foreseeable future, as we continue to increase the volume that we purchase through wholesale channels.

Cost of Revenue

Cost of revenue increased by $4,565,000, or 20% from $22,750,000 for the three months ended September 30, 2016 to $27,315,000 for the three months ended September 30, 2017. Cost of revenue increased by $7,544,000, or 11% from $68,319,000 for the nine months ended September 30, 2016 to $75,863,000 for the nine months ended September 30, 2017. As noted above, our revenue for these periods increased by 16% and 11%, respectively, which caused a corresponding increase in our cost of revenue. Cost of revenues for the three months ended September 30, 2017 did not include a provision for slow-moving and obsolete inventory, compared to $384,000 for the three months ended September 30, 2016. Cost of revenues for the nine months ended September 30, 2017 did not include a provision of $0 for slow-moving and obsolete inventory, compared to $563,000 for the nine months ended September, 2016.

Gross profit decreased to 5.4% for the three months ended September 30, 2017, compared to 8.3% for the three months ended September 30, 2016. Our margins decreased as a result of industry conditions, dictated by supply and demand. Gross profit remained the same at 6.5% for the nine months ended September 30, 2017 and 2016.

Sales and Marketing Expenses

Sales and marketing expense increased $64,000, or 14%, from $469,000 during the three months ended September 30, 2016 to $533,000 during the three months ended September 30, 2017. Sales and marketing expense increased $358,000, or 28%, from $1,260,000 during the nine months ended September 30, 2016 to $1,618,000 during the nine months ended September 30, 2017. The increase is primarily attributable to the higher fees paid as a result of the increased eBay sales during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016. With the We Sell Cellular acquisition and our newfound ability to source devices directly from the carriers, retailers, and manufacturers, our primary sales and marketing expenses have shifted from consumer marketing to paying out sales commissions and selling fees. Because the vast majority of our sales and marketing expenses are now paid to third party selling platforms, such as eBay and Amazon, any increases or decreases in these expenses are directly tied to sales for the period.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to stock grants and option grants for services. Non-cash compensation expense amounted to $132,000 and $92,000 for the three months ended September 30, 2017 and 2016, respectively, and $374,000 and $364,000 for the nine months ended September 30, 2017 and 2016, respectively.

Excluding non-cash compensation expense, general and administrative expenses for the three months ended September 30, 2017 decreased by $332,000, or 22%, compared to the three months ended September 30, 2016. Excluding non-cash compensation expense, general and administrative expenses for the nine months ended September 30, 2017 decreased by $398,000, or 9%, compared to the three months ended September 30, 2016. The decrease is mainly the result of the decrease in amortization expense resulting from the full amortization of certain intangible assets acquired in connection with the We Sell Cellular acquisition. In addition, general and administrative expenses for the three and nine months ended September 30, 2016 include a loss on the disposal of assets in the amount of $112,000, for which such amount is not included in the three and nine months ended September 30, 2017.

Other Income (Expense)

Other expense during the three months ended September 30, 2017 is comprised of ($337,000) of interest expense consisting primarily of the contractual interest expense and amortization of debt issue costs on the January 2017 Note Purchase Agreement (“NPA”).

Other expense during the three months ended September 30, 2016 is mainly comprised of ($405,000) of interest expense primarily attributable to the BAM Facility.

Other expense during the nine months ended September 30, 2017 is comprised of ($1,973,000) of interest expense consisting primarily of $996,000 attributable to the amortization of the remaining debt issue costs on the terminated BAM Facility, as well as the contractual interest expense and amortization of debt issue costs on the NPA.

Other expense during the nine months ended September 30, 2016 is mainly comprised of ($1,090,000) of interest expense primarily attributable to the BAM Facility and ($370,000) of derivative expense related to the change in the fair value of the placement rights derivative liability. The placement rights were waived in July 2016 and, accordingly, the derivative liability was eliminated.

Special Purpose Entity

Expense reimbursements for the three months ended September 30, 2017 amounted to $139,000, of which $100,000 was recorded in cost of revenues and $39,000 was recorded in sales and marketing. Expense reimbursements for the nine months ended September 30, 2017 amounted to $402,000, of which $261,000 was recorded in cost of revenues and $141,000 was recorded in sales and marketing. There were no profit distributions made to the Company from the SPE during the three and nine months ended September 30, 2017.

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

The following table presents Adjusted EBITDA, a non-GAAP financial measure, and provides a reconciliation of Adjusted EBITDA to the directly comparable GAAP measure reported in the Company’s consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(625,000)	$(412,000)	$(2,520,000)	$(2,535,000)
Stock-based compensation expense	132,000	92,000	374,000	364,000
Depreciation and amortization	359,000	505,000	1,082,000	1,504,000
Interest expense	337,000	405,000	1,973,000	1,090,000
Change in fair value of derivative liability	—	—	—	370,000
Adjusted EBITDA	$203,000	$590,000	$909,000	$793,000

See page 18 for a discussion of another non-GAAP financial measure which is GMV. This financial measure is non-GAAP because it combines our actual GAAP revenue with the revenue of the SPE. We define GMV as the total of uSell revenue plus revenue generated by the SPE.

Our management believes GMV is useful in evaluating uSell’s overall volume of transactions and in evaluating the SPE’s performance. Since all SPE revenue is generated by uSell’s management team and employees, our management believes it demonstrates how effective uSell’s business model is and its potential if it had additional capital. Investors should recognize that uSell will not receive all of the profits from the SPE assuming profitability; uSell receives a minority percentage of any distributions until the investor receives an agreed upon preference at which time the profit sharing shifts to uSell receiving a majority of the distributions. As of the filing date of this report, the Company has not received any distributions from the SPE.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Operating activities provided $1,532,000 of cash during the nine months ended September 30, 2017, a decrease from $2,231,000 of cash provided by operating activities during the nine months ended September 30, 2016. Our net loss during the nine months ended September 30, 2017 of $2,520,000 was offset by $1,082,000 of depreciation and amortization, $374,000 of stock-based compensation, and $1,064,000 of amortization of debt issue costs related to our NPA. Changes in operating assets and liabilities provided $1,531,000 of cash during the nine months ended September 30, 2017.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2017, we capitalized $407,000 of website development costs, we purchased $19,000 of property and equipment and our restricted cash account increased by $2,459,000 as a result of our requirement under the NPA to maintain a dedicated bank account controlled by the agent of our lender.

During the nine months ended September 30, 2016, we capitalized $435,000 of website development costs, we purchased $69,000 of property and equipment in connection with our move to our new warehouse location and our restricted cash account increased by $3,528,000 as a result of our requirement under the NPA to maintain a dedicated bank account controlled by the agent of our lender.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, we received $8,572,000 in proceeds under our NPA and paid $310,000 in costs associated with the NPA. In addition, we repaid $8,080,000 of principal under the BAM Facility and made payments of $9,000 under our capital lease obligations. During the nine months ended September 30, 2016, we received $2,000,000 in proceeds under our NPA and paid $50,000 in costs associated with the NPA.

We do not yet have a sustained history of financial stability. Since the acquisition of We Sell Cellular, we have relied on institutional debt to provide our working capital and complete the We Sell Cellular acquisition. Prior to the acquisition, our principal source of liquidity had been the issuances of convertible debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. We believe that the continued increase in revenues and current institutional financing provide us with sufficient funds to meet our anticipated cash needs through November 2018.

There can be no assurance that the plans and actions proposed by management will be successful and that we will generate profitability and positive cash flows in the future.

Our cash flow has been significantly impacted by the We Sell Cellular acquisition. On January 13, 2017, we entered into a Note Purchase Agreement with a lender pursuant to which we issued the lender a secured term note in the principal amount of $8,660,000 at an original issue discount of 1%, for gross proceeds of $8,572,400. We applied the proceeds received upon the issuance of the NPA to repay all amounts outstanding under the BAM Facility. The NPA requires repayment of principal in January 2020 and bears interest at an annual rate of 13.25%, which interest is due and payable monthly in arrears. In addition, the lender from whom the Company borrowed the funds under the NPA, established an SPE with the Company. Under the SPE, the lender provided $5 million of equity capital to purchase smartphones and similar inventory. The Company entered into a Services Agreement with the SPE and will provide all necessary services including inventory management. The Company will receive a percentage of the SPE’s profits, if any.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding supplier diversification, our prospects, profitability, anticipated benefits from trends in the industry and our liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to continue to enhance the We Sell Cellular business with our technology, establishing relationships with new suppliers, and further instability in foreign economies. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended December 31, 2016. The results of the 2017 iPhone 8 and iPhone X launch is another factor that can affect our forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Consultants (1)	July – September 2017	7,000 shares of common stock	Consulting services

(1)           Issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

uSell.com, Inc.

November 14, 2017	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer
(Principal Executive Officer)

November 14, 2017	/s/ Jennifer Calabrese
Jennifer Calabrese
Chief Financial Officer and
Executive Vice President of Finance
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-K	3/30/17	3.2
3.2	Second Amended and Restated Bylaws	S-1	9/21/12	3.16
3.2(a)	Amendment to Second Amended and Restated Bylaws	8-K	11/7/14	3.1
10.1	2008 Equity Incentive Plan, as amended	10-K	3/30/17	10.3
10.2	Form of Services Agreement dated January 13, 2017	8-K	1/19/17	10.1
10.3	Form of Contribution Agreement dated January 13, 2017	8-K	1/19/17	10.2
10.4	Form of Non-Compete and Confidentiality Agreement – Scott and Brian Tepfer*	8-K	1/19/17	10.3
10.5	Form of Non-Compete and Confidentiality Agreement – Raman*	8-K	1/19/17	10.4
10.6	Form of Note Purchase Agreement dated January 13, 2017	8-K	1/19/17	10.5
10.7	Form of Secured Term Note dated January 13, 2017	8-K	1/19/17	10.6
10.8	Form of Security Agreement dated January 13, 2017	8-K	1/19/17	10.7
10.9	Form of Subsidiary Guaranty dated January 13, 2017	8-K	1/19/17	10.8
10.10	Form of Trade Mark Security Agreement dated January 13, 2017	8-K	1/19/17	10.9
10.11	Form of Pledge Agreement dated January 13, 2017	8-K	1/19/17	10.10
10.12	Form of Amendment to Management Agreement - Raman, Brauser and Scott and Brian Tepfer *	8-K	1/19/17	10.11
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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