Form 10-K
period 2017-12-31
usell.com, Inc.
filed 2018-04-05
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.4 million.

The number of shares outstanding of the registrant’s classes of common stock as of March 30, 2018 was 28,294,999 shares.

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

Device Disposition

We sell devices through three primary means:

●	Utilizing our proprietary marketplace bidding platforms where buyers can source devices on demand
●	Employing our highly experienced sales force to sell devices to our global customer base
●	Leveraging third party eCommerce platforms such as eBay and Amazon

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

In 2016, we validated the synergy between uSell and We Sell Cellular by successfully integrating the two companies and migrating a meaningful portion of We Sell Cellular’s business online through the launch on our online auction platform. Furthermore, by empowering We Sell Cellular’s sales force with better technology and actionable data, we were able to drive meaningful improvements in efficiency.

In 2017, we continued to develop the platforms and technologies required to move the bulk of our customer interactions online. We also invested resources in optimizing the processes and technology needed to test and grade devices in our warehouse, with the aim of increasing processing efficiency while providing device level traceability to our suppliers. These improvements in our capabilities enabled us to expand relationships with both new and existing suppliers. Moving forward, the Company intends to complete the migration of its sales online and to continue to optimize its processes and technology to reduce waste throughout the entire transaction lifecycle.

Market Opportunity

Seven years ago, trade-in was merely an idea. Less than 10% of consumers at the time reported selling their used mobile devices. The vast majority of these valuable devices wasted away in potential sellers’ drawers. Numerous concepts arose to capture this untapped value, from websites that offered to purchase devices directly, to marketplaces that enabled consumers to sell devices peer to peer, to ATM machines that offered cash for smartphones on the spot, and finally to point of sale trade-in systems marketed through carriers and retailers.

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

Competition

The trade-in market for used mobile devices has gained significant momentum. Competitors include:

●	Wireless carriers offering trade-in as a way for consumers to self-subsidize smartphones, either through a direct trade-in program, an Equipment Installment Plan (EIP), or a handset lease. While these carriers compete directly with our uSell.com trade-in platform, we also view them as an important channel to source wholesale inventory

●	Retailers and big box stores such as Best Buy and Walmart that have implemented buyback programs. These retailers offer trade-in programs that issue gift cards or store credit. As in the case of the wireless carriers, these retailers compete directly with our uSell.com trade in platform, but they are also a channel to source wholesale inventory

●	Large handset distributors and handset insurance providers that process and resell traded in devices for the carriers. As in the above cases, these companies also act as a channel to source wholesale inventory

●	Large wholesalers and distributors, similar to We Sell Cellular, that purchase traded in devices from major carriers, big box retailers, manufacturers, and logistics providers. We estimate that, in the United States, there are fewer than five wholesalers of similar size to We Sell Cellular with the required certifications and financial resources to service the major carriers and retailers. We believe that, among these wholesalers, there is little to no technology enablement and a general lack of professional management

●	Direct-to-consumer buyers such as Gazelle.com and ecoATM (both owned by Outerwall, Inc.)

●	Traditional online marketplaces such as eBay and online classified sites such as Craigslist. These sites continue to offer an alternative to sellers but require a time intensive review of all available offers and less streamlined logistics. While we compete with these platforms to source devices, we also utilize them to sell devices

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

Employees

As of March 23, 2018, we had 88 full-time employees and no part-time employees. None of our employees are subject to a collective bargaining agreement.

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

We lease approximately 2,100 square feet for our corporate headquarters, sales, marketing, development and customer support divisions located in New York, New York under a lease expiring in August 2018. The Company is not expecting to renew this lease.

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

From time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this prospectus, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB Markets, Inc. under the symbol “USEL.” As of March 27, 2018, the last reported sale price of our common stock as reported by the OTCQB Markets was $0.24 per share. As of that date, there were approximately 135 shareholders of record. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Stock Price
		High	Low
		($)	($)
2017	December 31	0.60	0.27
	September 30	0.80	0.26
	June 30	0.85	0.60
	March 31	0.88	0.44

2016	December 31	0.98	0.43
	September 30	1.20	0.60
	June 30	1.15	0.62
	March 31	1.25	0.80

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

The Company is unable to declare or pay any dividends, without the prior consent of the purchaser’s agent under the 2017 NPA.

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

2017 Financial Highlights

Key financial metrics are as follows:

●	Revenues increased by $10,045,000, or 11%, to $104,702,000 for the year ended December 31, 2017, from $94,657,000 for the year ended December 31, 2016
●	Operating loss for the year ended December 31, 2017 was $9,954,000 (inclusive of a non-cash goodwill impairment charge of $8,449,000), compared to $1,845,000 for the year ended December 31, 2016, a change of $8,109,000
●	Net loss for the year ended December 31, 2017 was $12,301,000 (inclusive of a non-cash goodwill impairment charge of $8,449,000), compared to $3,712,000 for the year ended December 31, 2016
●	Adjusted EBITDA, a non-GAAP financial measure, was $435,000 for the year ended December 31, 2017, compared to $592,000 for the year ended December 31, 2016. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.

This report does not contain any information relating to sales managed by uSell on behalf of the Special Purpose Entity (“SPE”). Therefore, we cannot provide a comparison of Gross Merchandise Volume (GMV), which we had defined in previous quarters as the sum of uSell revenue plus SPE revenue. However, it is important to note that the SPE funded a substantial amount of purchases in 2017 that both our suppliers and customers benefited from.

Overview of 2017 Events and Recent Trends

2017 began with a strong first quarter after the launch of the iPhone 7, but as the year progressed the Company was exposed to market challenges. In particular, several events led to a challenging fourth quarter for the industry. Beginning with Apple’s announcement of a dual iPhone launch in September (the iPhone 8 and X), the market experienced an atypical pricing pattern, followed by a softening of demand caused by disruptions in key global markets.

Typically, after an iPhone launch, the industry experiences a significant decrease in pricing, after which a prolonged period of price stability is observed. During this cycle, we experienced a very different dynamic due to the fact that Apple’s initial launch of the iPhone 8 did not drive the expected amount of demand or trade-ins. The industry thus experienced an inventory shortage immediately after the launch of the iPhone 8, which led to relatively inflated prices through most of the fourth quarter. The iPhone X was not released until November, resulting in substantial volume towards the end of the fourth quarter and into the first quarter. However, during this period the industry also saw disruptions in key global markets that resulted in a softening of global demand and continued price volatility. These events prompted management to take an additional inventory reserve at December 31, 2017, that negatively impacted our results of operations.

During the first three months of 2018, we have continued to face substantial challenges resulting from our inventory position and the highly unusual industry events described above. While we believe that the market environment will begin to stabilize in the second quarter, we continue to observe price volatility and weak demand. We expect to report approximately $14 million in revenues for the quarter ended March 31, 2018, as compared to $23.6 million during the quarter ended December 31, 2017 and $27.6 million during the quarter ended March 31, 2017.

Despite challenging market conditions, we made substantial progress in 2017 along two fronts: we transitioned the vast majority of our We Sell Cellular business online and we dramatically diversified our supplier base. In the beginning of the fourth quarter we began allowing a subset of our customer base to purchase directly online, eliminating the need for these customers to interact with a sales representative. We subsequently launched additional functionality whereby the platform could manage online negotiations for larger wholesalers seeking to purchase larger quantities and receive volume discounts. These enhancements, along with our previously released auction platform, have enabled us to move the vast majority of our business online. This will enable us to service a much larger customer base while minimizing the marginal cost of serving each additional customer.

On the supplier side, we continued to develop a wider net of supplier relationships while deepening our relationships with existing suppliers. We purchased from 13 suppliers in the fourth quarter of 2017, with our largest supplier’s share of purchases decreasing to 22% of our purchases, compared to 51% during the same period in 2016. We intend to continue to develop these relationships and to leverage our technology to enable our suppliers to maximize value from their inventory. The recent challenges in the industry have served to further validate the need for a high liquidity platform to enable the seamless distribution of high volumes of devices to smaller resellers that are less affected by global market fluctuations.

On the finance side of things, we were able to work with our primary lender to renegotiate our covenant structure, providing the Company with more operating flexibility. We simultaneously raised $3.94 million of equity to support our continued growth.

In summary, despite industry-wide challenges towards the end of 2017, we have made substantial progress towards our technological vision. We intend to leverage our platform to create value for both our suppliers and our customers.

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

As a result of the recurring and projected operating losses, we undertook a review of the carrying amount of our goodwill as of December 31, 2017. We performed our review based on both qualitative and quantitative factors and determined that carrying value of our reporting unit exceeded its implied fair value. Accordingly, we recorded a goodwill impairment charge of $8,449,000 in our consolidated statement of operations for the year ended December 31, 2017.

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

Agent Commission Revenue

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

Results of Operations

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Year Ended December 31,		Change	Change
	2017	2016	(Dollars)	(Percentage)
Revenue	$104,702,000	$94,657,000	$10,045,000	11%
Cost of Revenue	98,878,000	88,835,000	10,043,000	11%
Gross Profit	5,824,000	5,822,000	2,000	0%
Operating Expenses:
Sales and Marketing	1,925,000	1,680,000	245,000	15%
General and Administrative	5,404,000	5,987,000	(583,000)	(10)%
Goodwill impairment charge	8,449,000	—	8,449,000	100%
Total Operating Expenses	15,778,000	7,667,000	8,111,000	106%
Operating Loss	(9,954,000)	(1,845,000)	(8,109,000)	440%
Other Expense, Net	(2,347,000)	(1,867,000)	(480,000)	26%
Net Loss	$(12,301,000)	$(3,712,000)	$(8,589,000)	231%

Revenue by Type

The following table breaks down our revenue by type:

	Year Ended December 31,
	2017		2016
Principal Device Revenue	$104,046,000	99%	$94,190,000	100%
Agent Commission Revenue	637,000	1%	378,000	0%
Other	19,000	0%	89,000	0%
	$104,702,000	100%	$94,657,000	100%

Principal Device Revenue increased by $9,856,000, or 10%, from $94,190,000 for the year ended December 31, 2016 to $104,046,000 for the year ended December 31, 2017. The increase in our Principal Device revenue was due to our ability to source more devices from our expanded network of suppliers.

Agent Commission Revenue increased by $259,000, or 69%, from $378,000 for the year ended December 31, 2016 to $637,000 for the year ended December 31, 2017. The increase in Agent Commission Revenue was due to our decision to shut down our Managed by uSell service at the end of 2016 and no longer take possession of devices sent in through our uSell.com website. Payments for devices sent in through uSell.com are now made directly from buyers to sellers, and we only recognize a commission on these transactions.

Due to the fact that devices sourced through We Sell Cellular are bought and sold using the Principal Device Revenue model, we anticipate that the percentage of the Agent Commission Revenue will remain minimal for the foreseeable future, as we continue to increase the volume that we purchase through wholesale channels.

Cost of Revenue

Cost of revenue increased by $10,043,000, or 11% from $88,835,000 for the year ended December 31, 2016 to $98,878,000 for the year ended December 31, 2017. As noted above, our revenue for this period increased by 11%, which caused a corresponding increase in our cost of revenue.

Gross profit decreased to 5.6% for the year ended December 31, 2017, compared to 6.2% for the year ended December 31, 2016. Our margins decreased as a result of industry conditions, dictated by supply and demand.

Sales and Marketing Expenses

Sales and marketing expense increased $245,000, or 15%, from $1,680,000 during the year ended December 31, 2016 to $1,925,000 during the year ended December 31, 2017. The increase is primarily attributable to the higher fees paid as a result of the increased eBay sales during the year ended December 31, 2017, compared to the year ended December 31, 2016. With the We Sell Cellular acquisition and our newfound ability to source devices directly from the carriers, retailers, and manufacturers, our primary sales and marketing expenses have shifted from consumer marketing to paying out sales commissions and selling fees. Because the vast majority of our sales and marketing expenses are now paid to third party selling platforms, such as eBay and Amazon, any increases or decreases in these expenses are directly tied to sales for the period.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to stock grants and option grants for services. Non-cash compensation expense amounted to $504,000 and $525,000 for the year ended December 31, 2017 and 2016, respectively.

Excluding non-cash compensation expense, general and administrative expenses for the year ended December 31, 2017 decreased by $561,000, or 10%, compared to the year ended December 31, 2016. The decrease is mainly the result of the decrease in amortization expense resulting from the full amortization of certain intangible assets acquired in connection with the We Sell Cellular acquisition. In addition, general and administrative expenses for the year ended December 31, 2016 include a loss on the disposal of assets in the amount of $112,000, for which such amount is not included in the year ended December 31, 2017.

Goodwill impairment charge

As a result of the recurring and projected operating losses, we undertook a review of the carrying amount of our goodwill as of December 31, 2017. Accordingly, we recorded a non-cash goodwill impairment charge of $8,449,000 for the year ended December 31, 2017. No goodwill impairment charge was recorded during the year ended December 31, 2016.

Other Income (Expense)

Other expense during the year ended December 31, 2017 is comprised of ($2,347,000) of interest expense consisting primarily of $996,000 attributable to the amortization of the remaining debt issue costs on the terminated BAM Note Purchase Agreement entered into in October 2015 (“BAM Facility”) in connection with the We Sell Cellular acquisition, as well as the contractual interest expense and amortization of debt issue costs on the January 2017 Note Purchase Agreement (“NPA”).

Other expense during the year ended December 31, 2016 is comprised of ($1,497,000) of interest expense primarily attributable to the BAM Facility and $370,000 related to the change in the fair value of the Placement Rights derivative liability. On July 27, 2016, we entered into an agreement with the Tepfers pursuant to which, effective July 1, 2016, the Tepfers agreed to waive the Placement Rights granted to them in connection with the We Sell Cellular acquisition. Accordingly, the derivative liability pertaining to the Placement Rights was eliminated with a corresponding credit to additional paid in capital.

Non-GAAP Financial Measure - Adjusted EBITDA

We make reference to “Adjusted EBITDA”, which is a measure of financial performance not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.

This non-GAAP measure is not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. This measure should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.

Reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measure, net loss, to the extent available without unreasonable effort, are set forth below. The Company defines Adjusted EBITDA as loss from operations before the items noted in the table below.

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

The following table presents Adjusted EBITDA, a non-GAAP financial measure, and provides a reconciliation of Adjusted EBITDA to the directly comparable GAAP measure reported in the Company’s consolidated financial statements:

	Year Ended December 31,
	2017	2016
Net loss	$(12,301,000)	$(3,712,000)
Stock-based compensation expense	504,000	525,000
Goodwill impairment charge	8,449,000	—
Depreciation and amortization	1,436,000	1,912,000
Interest expense	2,347,000	1,497,000
Change in fair value of derivative liability	—	370,000
Adjusted EBITDA	$435,000	$592,000

Liquidity and Capital Resources

We do not yet have a sustained history of financial stability and may continue to generate operating losses for the foreseeable future. Since the acquisition of We Sell Cellular, we have relied on institutional debt to provide our working capital and complete the We Sell Cellular acquisition. Prior to the acquisition, our principal source of liquidity had been the issuances of convertible debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through March 2019. Management plans to address this uncertainty through further implementation of its business plan or by continuing to raise funds through debt and/or equity. There can be no assurances that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Our cash flow has been significantly impacted by the We Sell Cellular acquisition. On January 13, 2017, we entered into the NPA with a lender pursuant to which we issued the lender a secured term note in the principal amount of $8,660,000 at an original issue discount of 1%, for gross proceeds of $8,572,400. We applied the proceeds received upon the issuance of the NPA to repay all amounts outstanding under the BAM Facility. The NPA requires repayment of principal in January 2020 and bears interest at an annual rate of 15.00%, which interest is due and payable monthly in arrears. In addition, the lender from whom the Company borrowed the funds under the 2017 NPA, established an SPE with the Company. Under the SPE, the lender provided $5 million of equity capital to purchase smartphones and similar inventory. The Company entered into a Services Agreement with the SPE and will provide all necessary services including inventory management. The Company will receive a percentage of the SPE’s profits, if any.  As of the date of this Annual Report, we have not received any distributions from the SPE.

As a result of the downturn in our business relating in part to the disruptions in key global markets, as of the filing date of this report, we believe that we may not meet one of the financial covenants under the 2017 NPA and therefore may be in default under the agreement for the quarter ended March 31, 2018.  We will seek a waiver from the lender but we can provide no assurances that they will provide one.  The Company believes it will be able to obtain a waiver from the Lender. However, if the lender does not waive the potential default and we are unable to obtain replacement financing, the lender will be able to foreclose on all of our assets and we will have to cease operations. Additionally, as mentioned on page 7, we expect to report $14 million in revenue for the first quarter of 2018. If our revenues do not rebound as we anticipate, our liquidity will be harmed and we may need to limit our operations.

In November 2017, the Company raised $3,940,000 from the sale of 7,880,000 shares of common stock at $0.50 per share in a private placement offering to certain accredited investors, including the Company’s Chief Executive Officer and one of the Company’s largest shareholders.

Cash Flows from Operating Activities

Operating activities used $4,753,000 of cash during the year ended December 31, 2017, a decrease from $409,000 of cash used in operating activities during the year ended December 31, 2016. Our net loss during the year ended December 31, 2017 of $12,301,000 was offset by a non-cash goodwill impairment charge of $8,449,000, $1,436,000 of depreciation and amortization, $504,000 of stock-based compensation, and $1,102,000 of amortization of debt issue costs related to our NPA. Changes in operating assets and liabilities used $3,942,000 of cash during the year ended December 31, 2017.

Operating activities used $409,000 of cash during the year ended December 31, 2016. Our net loss during the year ended December 31, 2016 of $3,712,000 was offset by $1,912,000 of depreciation and amortization, $370,000 due to the change in the fair value of the Placement Rights derivative liability, $525,000 of stock-based compensation, $479,000 of amortization of debt issue costs related to the terminated BAM Facility and $112,000 from the loss on the disposal of property and equipment. Changes in operating assets and liabilities used $94,000 of cash during the year ended December 30, 2016.

Cash Flows from Investing Activities

During the year ended December 31, 2017, we capitalized $536,000 of website development costs, we purchased $40,000 of property and equipment and our restricted cash account decreased by $40,000 as a result of our requirement under the NPA to maintain a dedicated bank account controlled by the agent of our lender.

During the year ended December 31, 2016, we capitalized $596,000 of website development costs, we purchased $94,000 of property and equipment in connection with our move to our new warehouse location, and our restricted cash account increased by $181,000.

Cash Flows from Financing Activities

During the year ended December 31, 2017, we received $8,572,000 in proceeds under our NPA and paid $333,000 in costs associated with the NPA. We also received $3,940,000 in proceeds from our private placement offering and paid $64,000 of associated with the offering. In addition, we repaid $8,080,000 of principal under the BAM Facility and made payments of $13,000 under our capital lease obligations.

During the year ended December 31, 2016, we received $2,000,000 in proceeds under our BAM Facility and paid $100,000 in costs associated with the BAM Facility.

Related Party Transactions

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding liquidity, anticipated revenues and whether our lender will waive a covenant default and changes to the market in the second quarter.

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

Risks Relating to Our Business

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2017, we had $391,000 in cash and cash equivalents, working capital of $764,000 and an accumulated deficit of $70,688,000. In addition, we generated a net loss of $12,301,000 (inclusive of a non-cash goodwill impairment charge of $8,449,000) for the year ended December 31, 2017 and 3,712,000 for the year ended December 31, 2016.  Further, we do not yet have a history of financial stability and may continue to generate operating losses for the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

If our working relationship with our new lender is not successful, we will lack the capital to sustain and grow our business and our future results of operations and financial condition will be adversely affected.

In January 2017, we entered into a Note Purchase Agreement (the “2017 NPA”) with a new lender to whom we issued a secured term note in the principal amount of approximately $8.6 million (the “2017 Note”) and who acts as the Manager of the Special Purpose Entity (the “SPE”). See page 11 for a description of this 2017 Note and the SPE. As long as our working relationship with this entity is positive, we believe that we have sufficient capital to operate our business as we did in 2017 and 2016 and grow it through the SPE. In fact, we have entered into two amendments to the 2017 NPA. However, if we encounter issues working with this lender, it could adversely affect our results of operations and future financial condition. In that event, we would have to refinance our loan and possibly issue equity and/or debt securities. If we are not successful in obtaining a refinancing on our loan or raising capital in order to repay this loan, we may have to cease operations.

If we are unable to obtain a waiver for failing to meet a financial covenant under the 2017 NPA, we may sustain material adverse consequences, including the possibility of the lender declaring a default.

As is customary with institutional loan agreements, our loan agreement requires us to meet future a number of financial covenants. As mentioned above, we may not meet a financial covenant as of the quarter ended March 31 2018, and unless our lender waives this potential default or we are unable to obtain replacement financing, the lender will have the ability to foreclose on all of our assets and we will have to cease operations. If this were to occur, your investment would be lost.

Although we are responsible for all of the costs of the SPE, we may incur material losses if it is not profitable and we do not receive material distributions.

Under the terms of the operative documents relating to the SPE, we are responsible for all costs other than acquisition of inventory and certain other expenses for which we are reimbursed. Although we have a profits interest in the SPE, we are incurring material costs and may never receive distributions of profits at all or if we do sufficient to cover our costs including personnel costs.

If we pay too much or do not offer a sufficient amount to our suppliers for phones, our revenues will be adversely affected.

We Sell Cellular primarily engages in the wholesale acquisition and resale of smartphones and related devices from carriers and big box stores. The We Sell Cellular business is reliant on its ability to purchase phones at low prices which result in profitability on liquidation. Conversely, if the prices that We Sell Cellular offers suppliers for the phones are too low, than we will be unsuccessful at obtaining the phones and our revenues will be adversely affected.

Because of disruptions in certain foreign markets, the market and prices for used smartphones has eroded over the last four months and we cannot predict when or if the market will turn.

Our business has suffered over the last four months as the result of unanticipated disruptions in key foreign markets. We cannot product when or if these markets will recover. Because a meaningful portion of the global demand comes from outside of the United States, until global markets recover, our revenue will likely be reduced and our operating loss higher.

Because we rely on a few key suppliers, if these suppliers reduce their sales to us, our results of operations may be adversely affected.

We Sell Cellular’s business has been characterized by a high degree of supplier concentration. In 2016 and 2015, We Sell Cellular purchased approximately 72% and 94%, respectively, of its inventory from one supplier. For the year ended December 31, 2017, our largest supplier’s share of our purchases decreased to 47%. This number was further reduced to 22% by the fourth quarter of 2017. Despite these reductions, our business is still characterized by a high degree of supplier concentration, as the bulk of supply in the industry is concentrated with a handful of vendors. We cannot assure you that our suppliers will continue to provide us with phones at a cost effective rate for any reason. In the event that our relationship with any of our suppliers is terminated or the number of phones supplied to We Sell Cellular from our suppliers is reduced, our revenues and profitability would be adversely affected.

If one or more of our suppliers change their credit terms, we may lack the liquidity to order smartphones even where we have favorable pricing opportunities, which could materially and adversely affect our future revenues and our financial condition.

We rely upon credit terms from our suppliers in addition to borrowing under our line of credit with our lender. Because certain suppliers ship smartphones on favorable credit terms, these terms provide an additional credit source for us to purchase smartphones. If one or more change their credit terms, it could reduce our ability buy inventory. If this were to occur, it could materially and adversely affect our future revenues and our financial condition.

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

A party who is able to breach the security measures on our networks could misappropriate either our proprietary information or the personal information provided by participants on our website, or cause interruptions or malfunctions in our operations. Hacking of websites is a growing problem. If we grow and obtain more visibility, we may be more vulnerable to hacking. Although we have insurance to cover losses in the event we are hacked, our coverage may be less than our losses. We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse effect on our financial performance and operating results.

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

The Internet industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A party may assert patent and other intellectual property infringement litigation against us claiming our platform infringes on its patents or otherwise violates its intellectual property rights.  Any lawsuit, whether or not successful, could:

●	Divert management’s attention;
●	Result in prohibitive costs;
●	Require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	Our failure to increase revenue in each succeeding quarter;
●	Our failure to achieve and maintain profitability;
●	Our failure to meet our revenue and earnings guidance or our failure to meet financial analysts’ performance expectations;
●	The loss of a number of suppliers (see risk factor on page 5) or our failure to attract more suppliers;
●	The loss of a number of buyers or our failure to attract more buyers;
●	The sale of a large amount of common stock by our shareholders;
●	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
●	An adverse court ruling or regulatory action;
●	Changes in market valuations of similar companies;
●	Short selling activities;
●	Our announcement of any financing which is dilutive to our shareholders;
●	Our announcement of a change in the direction of our business; or
●	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

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

Because our executive officers and directors beneficially own a significant amount of our common stock, it is likely that they may continue to be able to exert significant control over matters which require shareholder approval including election of directors and the future sale of our business.

As of March 30, 2018, our executive officers and directors beneficially owned approximately 32% of our outstanding common stock. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval and, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock you may believe are in your best interest as one of our shareholders.

We do not expect to pay dividends in the future, which means that investors may not be able to realize the value of their shares except through a sale.

We have never, and do not anticipate that we will, declare or pay a cash dividend. Without the lenders agent’s consent, we are precluded from declaring or paying out dividends under the 2017 NPA. We expect to retain future earnings, if any, for our business and do not anticipate paying dividends on common stock at any time in the foreseeable future. Because we do not anticipate paying dividends in the future, the only opportunity for our shareholders to realize the creation of value in our common stock will likely be through a sale of those shares.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Name	Age	Position
Nik Raman	34	Chief Executive Officer and Director

Daniel Brauser	37	Executive Chairman

Jennifer Calabrese	47	Executive Vice President of Finance and Chief Financial Officer

Brian Tepfer	39	Executive Vice President and Director of uSell and Chief Executive Officer of We Sell Cellular

Scott Tepfer	35	Executive Vice President of uSell and President of We Sell Cellular

Peter Benz	57	Director

Grant Fitzwilliam	50	Director

Amitabh Jhawar	36	Director

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

Peter Benz was appointed a director on May 15, 2014. Mr. Benz is the Chief Executive Officer of Viking Asset Management, LLC, an asset and investment management company which he founded in 2001. Since June 2016, Mr. Benz has served as a director of Lilis Energy, Inc. (Nasdaq: LLEX), an oil and gas company. Since June 2015, Mr. Benz has served as a director of Cogint, Inc. (Nasdaq: COGT), a data and analytics company. Mr. Benz was appointed a director as a result of his knowledge and experience in developing companies and capital markets that strengthen our Board’s collective qualifications, skills, and experience.

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

Amitabh Jhawar was appointed a director on May 15, 2014. Since January 2012, Mr. Jhawar has been Chief Operating Officer and Chief Financial Officer of Braintree, a mobile app payments company. In December 2013, PayPal, which is an eBay (NASDAQ: EBAY) company, purchased Braintree for $800 million in cash. As COO and CFO at Braintree, Mr. Jhawar is responsible for the management and direction of that company’s finance and accounting functions and new business development initiatives, including expanding Braintree’s partnerships and continued international growth. Prior to Braintree, Mr. Jhawar was an Associate at KKR Capstone & Co. L.P. from July 2010 to December 2011. Previous to this, Mr. Jhawar was a student at Harvard Business School where he graduated with high honors in 2010. Mr. Jhawar was appointed a director due to his expertise in online marketplaces and accounting and finance.

Family Relationships

Except for Messrs. Scott and Brian Tepfer who are brothers, there are no family relationships among our directors and executive officers.

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of uSell and its shareholders. The Board’s responsibilities include:

●	Establishing broad corporate policies,
●	Reviewing the overall performance of uSell and
●	Monitoring risks.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board with developing and maintaining the Company’s corporate governance policies, determining the qualifications, qualities, skills, and other expertise required to be a director and identifying individuals meeting those criteria. In considering prospective Board nominees, the Committee will consider, among other factors, the candidate’s demonstrated leadership ability, business experience, and personal and professional ethics, as well as a candidate’s independence under the NASDAQ standards. The Committee may also consider whether a prospective Board member will contribute a diversity of viewpoints, background, experience and demographics as compared to the current members of the Board.

The Committee will consider any nominations of director candidates validly made by stockholders in accordance with applicable laws, rules and regulations and the provisions of the Company’s charter documents. Director candidates submitted by our stockholders will be evaluated by the Nominating and Corporate Governance Committee on the same basis as any other director candidates.

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

Presently, the largest risk affecting uSell is having sufficient liquidity to expand the business, meeting its obligations under the 2017 NPA (or otherwise obtaining waivers if it does not), increasing its revenue, continued integration of the We Sell and uSell business, and maintaining our relationships with our largest suppliers and obtaining additional suppliers. The Board actively interfaces with management on seeking solutions.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on uSell. Our compensation has the following risk-limiting characteristics:

●	A portion of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer-term Company results.
●	Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and

●	Equity awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2017 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

Item 11.	Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000 in 2017. We refer to these persons as the “Named Executive Officers.”

2017 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Stock Awards ($)(e)(1)	Non-Equity Incentive Plan Compensation ($)(g)(2)	Total ($)(j)

Nik Raman	2017	175,000	—	28,732	203,732
Chief Executive Officer of uSell	2016	157,500	—	16,669	174,169

Brian Tepfer	2017	421,440	—	53,873	475,313
Executive Vice President of uSell and Chief Executive Officer of We Sell Cellular
	2016	455,962	—	31,255	487,217

Scott Tepfer	2017	421,440	—	53,873	475,313
Executive Vice President of uSell and President of We Sell Cellular
	2016	455,962	—	31,255	487,217

(1)	The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent equity awards and do not reflect the actual amounts that may be realized by the Named Executive Officer. Our assumptions with respect to the calculation of these values are set forth in Note 2 of our consolidated financial statements contained herein.

(2)	Represents cash compensation earned under the Company’s 2016 Management Incentive Compensation Plan (“Incentive Plan”). See below for a description the eligibility of quarterly bonus payments under the Incentive Plan. As of the date of this report, the Named Executive Officers have been paid 50% of the amount that they have earned under the Incentive Plan.

Named Executive Officer Employment Arrangements

Nik Raman. Prior to April 1, 2015, Nik Raman received a base salary of $175,000 per year under an oral contract. Effective April 1, 2015, Mr. Raman’s base salary was reduced to $140,000 and later increased to $175,000 per year effective July 1, 2016. On November 17, 2017, the Company accelerated the delivery of the vested restricted stock units held by Mr. Raman and issued him 250,000 shares of common stock. Effective March 16, 2018, Mr. Raman’s base salary was reduced to $150,000 per year and he also agreed to waive any bonuses due to him under the Incentive Plan (described below).

Brian Tepfer. Effective October 23, 2015, the Company and Brian Tepfer entered into an Employment Agreement providing for the following: (i) an initial term ending December 31, 2018 with automatic one-year renewals unless notice of termination is given, (ii) a base salary of $500,000 per year which is subject to downward adjustments based on the failure to meet future EBITDA targets, provided that no adjustment(s) may be made to cause the annual base salary below $360,000, and (iii) a semi-annual target bonus of $250,000, subject to upward and downward adjustment based on the attainment of EBITDA targets. In July 2016, Mr. Tepfer waived his right to the semi-annual target bonus in consideration, in part, for the right to receive a quarterly bonus equal to 4.5% of quarterly gross EBITDA under the Company’s Incentive Plan (described below). In November 2017, Mr. Tepfer’s employment agreement was amended to reduce the annual base salary to $250,000 and the provision providing for adjusted base salary was eliminated. Effective March 16, 2018, Mr. Tepfer’s base salary was reduced to $150,000 per year and he also agreed to waive any bonuses due to him under the Incentive Plan (described below).

Scott Tepfer. Effective October 23, 2015, the Company and Scott Tepfer entered into an Employment Agreement providing for the following: (i) an initial term ending December 31, 2018 with automatic one-year renewals unless notice of termination is given, (ii) a base salary of $500,000 per year which is subject to downward adjustments based on the failure to meet future EBITDA targets, provided that no adjustment(s) may be made to cause the annual base salary below $360,000, and (iii) a semi-annual target bonus of $250,000, subject to upward and downward adjustment based on the attainment of EBITDA targets. In July 2016, Mr. Tepfer waived his right to the semi-annual target bonus in consideration, in part, for the right to receive a quarterly bonus equal to 4.5% of quarterly gross EBITDA under the Company’s Incentive Plan (described below). In November 2017, Mr. Tepfer’s employment agreement was amended to reduce the annual base salary to $250,000 and the provision providing for adjusted base salary was eliminated. Effective March 16, 2018, Mr. Tepfer’s base salary was reduced to $150,000 per year and he also agreed to waive any bonuses due to him under the Incentive Plan (described below).

Termination Provisions

Scott Tepfer has a severance provision in the event his Employment Agreement is terminated for Good Reason or without Cause (both as described below). In the event Scott Tepfer terminates his Employment Agreement for Good Reason, or the Company terminates his employment without Cause, or the Company elects not to renew the Employment Agreement upon the termination of the initial term or any extension thereof, Scott Tepfer shall be entitled to the following:

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

The term “Good Reason” is generally defined as the material diminution of the executive officers’ duties due to no fault of the executive or any other action or inaction that constitutes a material breach by the Company under the Employment Agreements including reduction in compensation or relocation of employment. The term “Cause” is generally defined as the executive offer committing a material breach of the Employment Agreement or being convicted of a felony or regulatory violation involving applicable securities laws.

Outstanding Equity Awards at 2017 Fiscal Year-End

Listed below is information with respect to unexercised options and shares of common stock that have not vested for each Named Executive Officer outstanding as of December 31, 2017:

Outstanding Equity Awards At Fiscal Year-End
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)(1)

Nik Raman	100,000	49,000

(1)	Represents unvested restricted stock units. Market value is based on $0.49 closing price on December 31, 2017.

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

As of the date of this report, the Company has granted Nik Raman, Brian Tepfer and Scott Tepfer eligibility under the Incentive Plan to receive a quarterly bonus representing 2.4%, 4.5% and 4.5%, respectively, of quarterly gross EBITDA. Through December 31, 2017 and the date of this report, a total of $215,657 was earned, of which total of $107,829 has been paid under the Incentive Plan. Of this amount, Mr. Raman earned $45,401 and was paid $22,701, and Brian Tepfer and Scott Tepfer each earned $85,128 and were paid $42,564.

Effective March 16, 2018, Mr. Raman, Brian Tepfer and Scott Tepfer agreed to waive any bonuses due to them under the Incentive Plan.

Director Compensation

We do not pay cash compensation to our directors for service on our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members. Executive officers serving on the Board are not compensated for their service as directors.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2017.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options warrants and rights (b)($)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a))(2) (c)
Equity compensation plans approved by security holders
2012 Equity Incentive Plan (2)	769,333	1.01	258,855
Non-Plan Equity Compensation (3)	105,687	3.13	N/A

Equity compensation plans not approved by security holders (4)	100,000	—	—
Total	975,020	1.39	258,855

(1)	Consists of stock options and restricted stock units.
(2)	This represents securities issued under the Plan. As of December 31, 2017, we had 258,855 shares remaining under the Plan. Because we have issued 703,835 shares of restricted stock, the number of securities available for future issuance has been reduced.
(3)	This represents securities issued outside our Plan.
(4)	Represents 100,000 unvested restricted stock units granted to Mr. Nikhil Raman.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 30, 2018 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o uSell.com, Inc., 171 Madison Avenue, 17th Floor, New York, New York 10016.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Executive Officers:

Common Stock	Nik Raman (2)	8,734,900	30.9%
Common Stock	Brian Tepfer (3)	8,734,900	30.9%
Common Stock	Scott Tepfer (3)	8,734,900	30.9%
Common Stock	Daniel Brauser (4)	9,209,342	32.6%
Common Stock	Peter Benz (5)	80,500	*
Common Stock	Grant Fitzwilliam (6)	38,369	*
Common Stock	Amitabh Jhawar (7)	38,000	*

Common Stock	All directors and executive officers as a group (8 persons) (8)	8,921,588	31.5%

5% Shareholders:

Common Stock	Todd Oretsky (9)	1,132,342	4.0%
Common Stock	Hakan Koyuncu (10)	1,132,342	4.0%
Common Stock	Douglas Feirstein (11)	1,132,342	4.0%
Common Stock	Kokino LLC (12)	6,957,837	23.4%
Common Stock	PVAM Perlus Microcap Fund, LP (13)	4,000,000	14.1%
Common Stock	PVAM Holdings Ltd. (13)	4,000,000	14.1%
Common Stock	Pacific View Asset Management (UK) LLP (13)	4,000,000	14.1%

* Less than 1%.

(1)	Applicable percentages are based on 28,294,999 shares of common stock outstanding as of March 30, 2018. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this Note (1).

The shares of common stock beneficially owned by each of Messrs. Daniel Brauser, Feirstein, Koyuncu and Oretsky include all shares of common stock subject to a Shareholders Agreement, which terminates when each member of the group beneficially owns less than 127 shares. Under the Shareholders Agreement, the group agreed to vote all of their shares of common stock together on any action as determined by a majority of the members of the group still owning 25 shares. The shares of common stock individually owned by them are:

Mr. Brauser	657,900 shares
Mr. Feirstein	457,195 shares
Mr. Koyuncu	6,096 shares
Mr. Oretsky	11,151 shares

The shares of common stock beneficially owned by each of Messrs. Brauser, Raman, and Brian and Scott Tepfer include all shares of common stock subject to a Shareholders Agreement. Under the Shareholders Agreement, each person agreed that, in connection with any annual meeting, special meeting or written consent of uSell shareholders, such person would vote together with the other three parties on each matter. However, the parties further agreed that if they cannot reach an agreement, then the affirmative vote of at least 75% of the voting power of all shares of outstanding voting stock of uSell is required to take action. As a result, for so long as the Shareholders Agreement remains in effect, future action by uSell shareholders will effectively require either the unanimous consent of Raman, Brauser, and the Tepfers, or a 75% supermajority vote of outstanding shares. This voting agreement terminates if certain covenants under the Securities Purchase Agreement are not met. The shares of common stock individually owned by them are:

Mr. Brauser	657,900 shares
Mr. Raman	1,071,000 shares
Mr. Brian Tepfer	3,503,000 shares
Mr. Scott Tepfer	3,503,000 shares

(2)	Mr. Raman is a director and executive officer. See Note 1 above regarding a Shareholders Agreement that Mr. Raman is subject to.
(3)	Mr. Brian Tepfer is a director and both Brian and Scott Tepfer are Named Executive Officers. See Note 1 above regarding a Shareholders Agreement that both of the Tepfers are subject to.
(4)	Mr. Daniel Brauser is a director and executive officer. See Note 1 above regarding two Shareholders Agreements that Mr. Brauser is subject to.
(5)	Mr. Benz is a director.
(6)	Mr. Fitzwilliam is a director.
(7)	Mr. Jhawar is a director.
(8)	Includes executive officers of uSell and We Sell Cellular who are not Named Executive Officers. Excludes shares that are owned by non-executive officers and directors which are subject to Shareholders Agreements.
(9)	Mr. Oretsky is a former executive officer and director. Mr. Oretsky’s shares are held by Jack Oretsky Holdings, LLC, a limited liability company in which Mr. Oretsky, to our knowledge, is the managing member. Mr. Oretsky is a former director and executive officer. Address is 547 N.E. 59th Street, Miami, Florida 33137. See Note 1 above regarding a Shareholders Agreement that Mr. Oretsky is subject to.
(10)	Mr. Koyuncu is a former executive officer and director. Address is 750 SW 3rd Street, Boca Raton, Florida 33486. See Note 1 above regarding a Shareholders Agreement that Mr. Koyuncu is subject to.
(11)	Mr. Feirstein is a former executive officer and director. Represents 393,198 shares of common stock (of which 103,176 are held by the Feirstein Family Holdings, LLLP, an entity controlled by Mr. Feirstein. See Note 1 above regarding a Shareholders Agreement that Mr. Feirstein is subject to.
(12)	Includes: (i) 550,000 shares and 275,000 warrants held by Leslie J. Schreyer, as Trustee under Trust Agreement dated December 23, 1989 FBO the issue of Jonathan D. Sackler (the “Trust”), (ii) 300,000 shares and 150,000 warrants held by M3C Holdings LLC (“M3C”), and (iii) 124,000 shares held jointly by Robert Averick and his wife. Piton Capital Partners, LLC (“Piton”) is managed by Piton Capital Management LLC, which is managed by Kokino, LLC (“Kokino”), which is a family office that provides investment management services to its family clients, including the Trust, Piton and M3C. As a Portfolio Manager at Kokino, Mr. Averick shares the power to vote and dispose (or direct the disposition of) 6,957,837 shares of common Stock, which is the sum of the common stock beneficially owned by the following reporting persons: (i) 825,000 shares of common stock beneficially owned by the Trust; (ii) 450,000 shares of common stock beneficially owned by M3C; (iii) 5,358,837 shares of common stock beneficially owned by Piton (including 1,000,000 shares underlying an option to buy stock); (iv) 124,000 shares of common stock beneficially owned by Mr. Averick and his wife; and (v) 200,000 shares of common stock beneficially owned by Mr. Averick. This information is based on the Schedule 13D/A filed on November 22, 2017. Piton’s address is: 201 Tresser Boulevard, 3rd Floor Stamford, Connecticut 06901.
(13)

Address is 5th Floor, 37 Esplanade, St. Helier, Jersey, Channel Islands JE1 2TR. The information is based on a Schedule 13G filed with SEC on November 28, 2017 by each of these entities. Each of PVAM Perlus Microcap Fund L.P., PVAM Holdings Ltd., and Pacific View Asset Management (UK) LLP has the power to vote or direct the sale of the shares. Steven Druskin is a director of PVAM Limited, the General Partner of PVAM Perlus Microcap Fund L.P., a director of PVAM Holdings Ltd., and the authorized signatory for Pacific View Asset Management (UK) LLP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Jennifer Calabrese, our Executive Vice President of Finance and Chief Financial Officer, provides her services through Calabrese Consulting, LLC, a company she controls. Beginning in April 2014, we began paying this company $50,000 per year. As of April 2015 and through September 2016, Ms. Calabrese received shares of common stock in lieu of $2,083 of monthly cash compensation. Beginning in October 2016, we began paying this company on an hourly basis. For the year ended December 31, 2017, Calabrese Consulting, LLC was paid a total of $37,804.

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

In connection with the acquisition of We Sell Cellular, the Company issued the Brian and Scott Tepfer (collectively, the “Tepfers”) 9,358,837 shares of uSell common stock (or approximately 49% of uSell on a fully-diluted basis). In accordance with the We Sell Securities Purchase Agreement (the “SPA”), if the Tepfers elected to sell shares of common stock, uSell would use its best efforts to assist the Tepfers in selling their shares of uSell stock acquired under the SPA for up to $6,000,000 in gross proceeds (together and not each) through private placements or public offerings (the “Placement Rights”), with target sales of $1,500,000 quarterly, commencing the quarter ending December 31, 2015. If the price per share received by the Tepfers was less than the greater of $1.20 or the product of an EBITDA-based formula, uSell would issue the Tepfers additional shares of uSell stock. In addition, pursuant to the SPA, uSell granted the Tepfers certain piggyback registration rights and a right of first refusal to participate in future uSell financings. On July 27, 2016, the Company entered into an agreement with the Tepfers whereby the Tepfers agreed to waive the Placement Rights granted to them under the SPA. The Tepfers also agreed to waive the bonus rights under their respective employment agreements with the Company dated October 23, 2015 which provided for potential annual bonuses in a combined amount exceeding $1,000,000. In exchange for agreeing to waive the Placement Rights and bonus rights, each of the Tepfers was granted the right to receive a quarterly bonus equal to 4.5% of quarterly gross EBITDA under the Incentive Plan. See the Section titled “Named Executive Officer Employment Arrangements” above for disclosure regarding amendment to the Tepfers’ Employment Agreements.

On December 22, 2016, the Tepfers each sold 500,000 shares of Company’s common stock at $1.00 per share to Piton, an investment fund (the “Purchaser”) and each issued to the Purchaser a five-year option to purchase an additional 500,000 shares of common stock of the Company at $1.00 per share. The securities were sold in a private transaction which was initiated by an investment fund that has investment power on behalf of the Purchaser. As an inducement to the Purchaser, the Company granted demand and piggy back registration rights to the Purchaser and another shareholder of the Company over which the Purchaser exercises investment power. If the registration rights are exercised, the two investment funds will pay the legal and other expenses of the Company and only exercise such demand rights at a time when the Company is obligated to file its Form 10-K or a Form 10-Q. In connection with the filing of a registration statement, the Purchaser agreed to defer these registration rights for six months from the closing of the November 2017 private placement.

See page 20 for a discussion of director independence.

Item 14.	Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  All of the services related to audit fees and audit-related fees charged by Marcum, LLP, if any, were pre-approved by the Audit Committee.  The following table shows the fees for the years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees (1)	$119,990	$138,983
Audit Related Fees (2)	10,300	—
Tax Fees	—	—
All Other Fees	—	—
Total	$130,290	$138,983

(1)	Audit fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit related fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our annual and quarterly financial statements as well as the review of our registration statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.
(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.
(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Item 16.	Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2018.

uSell.com, Inc.

By:	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nikhil Raman	Principal Executive Officer and Director	April 4, 2018
Nikhil Raman

/s/ Jennifer Calabrese	Chief Financial Officer	April 4, 2018
Jennifer Calabrese	(Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)

/s/ Daniel Brauser	Director and Executive Chairman	April 4, 2018
Daniel Brauser

/s/ Peter Benz	Director	April 4, 2018
Peter Benz

/s/ Grant Fitzwilliam	Director	April 4, 2018
Grant Fitzwilliam

/s/ Amitabh Jhawar	Director	April 4, 2018
Amitabh Jhawar

/s/ Brian Tepfer	Director	April 4, 2018
Brian Tepfer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-K	3/31/15	3.1
3.2	Bylaws, as amended	10-K	3/30/17	3.2	Filed
10.1	Shareholders Agreement – Brauser, Feirstein, Oretsky and Koyuncu	10-Q	8/19/09	10.3
10.2	Form of Restricted Stock Unit Agreement	10-K	3/31/15	10.5
10.3	2008 Equity Incentive Plan, as amended*	10-K	3/20/17	3.3	Filed
10.4	Sunder Raman Consulting Agreement	10-K	3/31/15	10.12
10.5	Stock Purchase Agreement – We Sell Cellular^^	8-K	10/27/15	10.1
10.6	Registration Rights Agreement – Brian and Scott Tepfer	8-K	10/27/15	10.2
10.7	Shareholders Agreement – Raman, Brauser and Tepfers	8-K	10/27/15	10.3
10.8	Management Agreement – Raman, Brauser and Tepfers	8-K	10/27/15	10.4
10.9	Form of Amendment to Management Agreement - Raman, Brauser and Tepfers	8-K	1/19/17	10.11
10.10	Brian Tepfer Employment Agreement*	8-K	10/27/15	10.5
10.11	Scott Tepfer Employment Agreement*	8-K	10/27/15	10.6
10.12	Form of Amendment to Tepfers Employment Agreement*	8-K	11/10/16	10.1
10.13	Form of Non-Compete and Confidentiality Agreement - Tepfers	8-K	1/19/17	10.3
10.14	Form of Non-Compete and Confidentiality Agreement - Raman	8-K	1/19/17	10.4
10.15	Note Purchase Agreement - BAM Administrative Services, LLC^^	8-K	10/27/15	10.7
10.16	Form of Secured Term Note dated October 23, 2015	8-K	10/27/15	10.8
10.17	Security Agreement - BAM Administrative Services, LLC^^	8-K	10/27/15	10.9
10.18	Subsidiary Guaranty - BAM Administrative Services, LLC	8-K	10/27/15	10.10
10.19	Pledge Agreement – BAM Administrative Services, LLC	8-K	10/27/15	10.11
10.20	Collateral Assignment Agreement – BAM Administrative Services, LLC	8-K	10/27/15	10.12
10.21	Form of Amendment No. 1 to Note Purchase Agreement - BAM Administrative Services, LLC	8-K	4/1/16	10.1
10.22	Form of Amended and Restated Secured Term Note, originally issued October 23, 2015	8-K	4/1/16	10.2
10.23	Form of Amended and Restated Secured Term Note, originally issued December 1, 2015	8-K	4/1/16	10.3
10.24	Form of Secured Term Note issued March 30, 2016	8-K	4/1/16	10.4
10.25	Form of Services Agreement dated January 13, 2017	8-K	1/19/17	10.1
10.26	Form of Contribution Agreement dated January 13, 2017	8-K	1/19/17	10.2
10.27	Form of Note Purchase Agreement dated January 13, 2017 ^^	8-K	1/19/17	10.5
10.28	Form of Secured Term Note issued January 13, 2017	8-K	1/19/17	10.6
10.29	Form of Security Agreement dated January 13, 2017 ^^	8-K	1/19/17	10.7
10.30	Form of Subsidiary Guaranty dated January 13, 2017 ^^	8-K	1/19/17	10.8
10.31	Form of Trademark Security Agreement dated January 13, 2017 ^^	8-K	1/19/17	10.9
10.32	Form of Pledge Agreement dated January 13, 2017 ^^	8-K	1/19/17	10.10
21.1	Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

uSell.com, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of uSell.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s cash and working capital as of December 31, 2017 are not sufficient to complete its planned activities. The Company also believes that it may not meet one of the financial covenants contained in a debt agreement with the primary lender for the quarter ended March 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2013.

West Palm Beach, FL

April 4, 2018

uSell.com, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016

Assets
Current Assets:
Cash and cash equivalents	$390,810	$1,657,422
Restricted cash	942,274	982,064
Accounts receivable, net	236,674	430,171
Inventory	10,642,531	8,874,099
Due from related party	139,333	—
Prepaid expenses and other current assets	99,381	130,141
Total Current Assets	12,451,003	12,073,897

Property and equipment, net	188,056	191,957
Goodwill	—	8,448,759
Intangible assets, net	2,948,294	3,724,466
Capitalized technology, net	868,449	934,193
Other assets	61,750	124,358

Total Assets	$16,517,552	$25,497,630

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,787,571	$4,328,422
Accrued expenses	1,165,348	916,961
Deferred revenue	394,780	374,098
Promissory note payable	8,325,355	673,332
Capital lease obligation	14,400	10,664
Total Current Liabilities	11,687,454	6,303,477

Promissory note payable, net of current portion	—	6,441,000
Capital lease obligation, net of current portion	46,053	47,986
Total Liabilities	11,733,507	12,792,463

Stockholders’ Equity:
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; no shares issued and outstanding	—	—
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; no shares issued and outstanding	—	—
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; no shares issued and outstanding	—	—
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 43,333,333 shares authorized; 28,290,999 shares and 20,134,999 shares issued and outstanding, respectively	2,829	2,013
Additional paid in capital	75,469,350	71,089,882
Accumulated deficit	(70,688,134)	(58,386,728)
Total Stockholders’ Equity	4,784,045	12,705,167

Total Liabilities and Stockholders’ Equity	$16,517,552	$25,497,630

See accompanying notes to consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016

Revenue	$104,702,440	$94,656,735

Cost of Revenue	98,878,323	88,834,912

Gross Profit	5,824,117	5,821,823

Operating Expenses:
Sales and marketing	1,925,105	1,680,364
General and administrative	5,404,432	5,986,273
Goodwill impairment charge	8,448,759	—
Total operating expenses	15,778,296	7,666,637

Loss from Operations	(9,954,179)	(1,844,814)

Other (Expense) Income:
Interest income	—	429
Interest expense	(2,347,227)	(1,497,353)
Change in fair value of placement rights derivative liability	—	(370,000)
Total Other Expense, Net	(2,347,227)	(1,866,924)

Net Loss	$(12,301,406)	$(3,711,738)

Net loss per common share - basic and diluted	$(0.59)	$(0.19)

Weighted average number of common shares outstanding during the period - basic and diluted	20,846,511	20,029,701

See accompanying notes to consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2017 and 2016

	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity
Balance, January 1, 2016	19,751,999	$1,976	$68,662,578	$(54,674,990)	$13,989,564

Issuance of common stock in connection with Note Purchase Agreement	350,000	35	402,465	—	402,500

Reclassification of Derivative Liability upon Elimination of Placement Rights	—	—	1,500,000	—	1,500,000

Stock based compensation	33,000	2	524,839	—	524,841

Net loss	—	—	—	(3,711,738)	(3,711,738)

Balance, December 31, 2016	20,134,999	$2,013	$71,089,882	$(58,386,728)	$12,705,167

Sale of common stock, net of offering costs	7,880,000	788	3,875,279	—	3,876,067

Stock based compensation	276,000	28	504,189	—	504,217

Net loss	—	—	—	(12,301,406)	(12,301,406)

Balance, December 31, 2017	28,290,999	$2,829	$75,469,350	$(70,688,134)	$4,784,045

See accompanying notes to consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,301,406)	$(3,711,738)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,436,464	1,912,077
Goodwill impairment charge	8,448,759	—
Recovery of bad debt expense	(755)	(1,876)
Stock based compensation expense	504,217	524,841
Deferred tax benefit	—	—
Amortization of debt issue costs into interest expense	1,101,920	479,340
Loss on disposal of property and equipment	—	112,284
Change in fair value of placement rights derivative liability	—	370,000
Changes in operating assets and liabilities:
Accounts receivable	194,252	34,892
Inventory	(1,768,432)	(1,816,327)
Due from related party	(139,333)	—
Prepaid and other current assets	30,760	166,882
Other assets	12,608	13,222
Accounts payable	(2,540,851)	1,764,824
Accrued expenses	248,387	187,801
Lease termination payable	—	(5,000)
Deferred revenues	20,682	(440,197)
Net Cash and Cash Equivalents Used In Operating Activities	(4,752,728)	(408,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(536,274)	(595,528)
Restricted cash	39,790	(180,834)
Cash paid to purchase property and equipment	(39,687)	(93,686)
Security deposits	—	(8,435)
Net Cash and Cash Equivalents Used In Investing Activities	(536,171)	(878,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	8,572,400	2,000,000
Proceeds from sale of common stock	3,940,000	—
Principal repayments of note payable	(8,080,000)	—
Payment of capital lease obligations	(12,883)	(3,355)
Cash paid for offering costs	(63,933)	—
Cash paid for debt issue costs	(333,297)	(99,551)
Net Cash and Cash Equivalents Provided By Financing Activities	4,022,287	1,897,094

Net (Decrease) Increase in Cash and Cash Equivalents	(1,266,612)	609,636
Cash and Cash Equivalents - Beginning of Period	1,657,422	1,047,786

Cash and Cash Equivalents - End of Period	$390,810	$1,657,422

uSell.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	Year Ended December 31,
	2017	2016
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$1,120,830	$1,018,529
Taxes	$18,193	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchases of property and equipment through capital leases	$14,686	$62,005
Adjustment to goodwill for inventory valuation	$—	$42,198
Elimination of Placement Rights Derivative Liability	$—	$1,500,000
Common stock issued in connection with note payable	$—	$402,500

See accompanying notes to consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Going Concern Consideration

At December 31, 2017 the Company has cash and cash equivalents of $391,000, working capital of $764,000 and an accumulated deficit of $70,688,000. In addition, the Company generated a net loss of $12,301,000 (including a goodwill impairment charge of $8,449,000) and used cash in operating activities of $4,753,000 for the year ended December 31, 2017. As a result of the downturn in the Company’s business relating in part to the disruptions in key global markets, as of the filing date of this report, the Company’s believes that it may not meet one of the financial covenants under the NPA and therefore may be in default under the agreement for the quarter ended March 31, 2018 (see Note 6). The Company does not yet have a history of financial stability and may continue to generate operating losses for the foreseeable future. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Management plans to address this uncertainty through further implementation of its business plan or by continuing to raise funds through debt and/or equity. There can be no assurances that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents generally consist of money market accounts.

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers and are recorded net of allowances for cash discounts, doubtful accounts, and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 and $1,600 at December 31, 2017 and 2016, respectively.

Inventory, net

Inventory, comprised of all finished goods, is stated at the lower of cost (average cost method) or net realizable value. Inventory is recorded net of allowances.

Allowances for slow-moving or obsolete inventory are provided based on historical experience of a variety of factors, including sales volume, product life and levels of inventory at the end of the period. The provision for slow-moving for inventory amounted to $170,000 and $115,000 for the years ended December 31, 2017 and 2016, respectively,

Substantially all of the Company’s inventory purchases are paid for before inventory is received in the Company’s warehouse. Prepaid inventory amounted to approximately $474,000 and $221,000 at December 31, 2017 and 2016, respectively, and is included in inventory, net in the accompanying consolidated balance sheets.

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

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

December 31, 2017 and 2016

Among other relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors such as macroeconomic conditions, changes in the Company’s industry and the markets in which the Company operates, as well as the Company’s historical and expected future financial performance.

Prior to January 1, 2017, when conducting its annual goodwill impairment assessment, the Company initially performed a qualitative evaluation of whether it is more likely than not that goodwill was impaired. If it was determined by a qualitative evaluation that it was more likely than not that goodwill was impaired, the Company then applied a two-step impairment test. The two-step impairment test first compared the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeded its carrying value, goodwill was not impaired and the Company was not required to perform further testing. If the carrying value of the reporting unit exceeded its fair value, the Company determined the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeded its implied fair value, then an impairment loss equal to the difference was recorded in the consolidated statements of operations.

Effective January 1, 2017, the Company prospectively adopted the provisions of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates the second step of the goodwill impairment test. Therefore, for goodwill impairment tests occurring after January 1, 2017, if the carrying value of a reporting unit exceeds its fair value, the Company will measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

As a result of recurring and projected operating losses, the Company undertook a review of the carrying amount of its goodwill as of December 31, 2017. The Company performed its review based on both qualitative and quantitative factors and determined that the carrying value of the Company’s reporting unit exceeded its fair value. Accordingly, the Company recorded a goodwill impairment charge of $8,449,000 in the accompanying consolidated statement of operations for the year ended December 31, 2017.

Intangible assets represent customer relationships and trade names/trademarks related to We Sell Cellular. Finite lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite lived intangible assets are not amortized, but instead are subject to annual impairment evaluation.

The Company periodically reviews the carrying values of its intangible assets and other long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and records an impairment charge when considered necessary. When circumstances indicate that an impairment of value may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying amount of the asset over its estimated fair value, is recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the years ended December 31, 2017 and 2016, the Company noted no indicators of impairment.

Debt Issue Costs

Debt issuance costs incurred in connection with the Company’s debt are capitalized and amortized as interest expense over the term of the related debt. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest,” the Company presents debt issuance costs as a reduction from the carrying amount of debt.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2017 and 2016.

Revenue Recognition

Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Principal Device Revenue

The Company, through We Sell Cellular, generates revenue from the sales of its cellular telephones and related equipment. The Company recognizes revenue “FOB shipping point” on such sales. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave the Company’s warehouse. Payment terms generally require payment once an order is placed. The Company allows customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. The estimate of the allowance for product returns amounted to approximately $267,000 and $130,000 at December 31, 2017 and 2016, respectively, and is recorded in accrued expenses in the accompanying consolidated balance sheets.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Shipping and Handling Costs

The Company follows the provisions of ASC Topic 605-45 regarding shipping and handling costs. Shipping and handling costs included in cost of revenue were approximately $566,000 and $519,000 for the years ended December 31, 2017 and 2016, respectively.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $41,000 and $50,000 for the years ended December 31, 2017 and 2016, respectively.

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

December 31, 2017 and 2016

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2017.

On December 22, 2017 the U.S.  Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At December 31, 2017 and 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2017	2016
Unvested Restricted Stock	113,334	226,666
Vested and Unvested Restricted Stock Units	493,020	743,020
Stock Warrants	797,083	801,250
Stock Options	482,000	434,998
	1,885,437	2,205,934

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 was initially effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company will adopt the standard on January 1, 2018 using the modified retrospective transition method. The Company completed its detailed review of its revenue recognition methods to determine necessary adjustments to existing accounting policies and procedures and to support an evaluation of the standard’s impact on its consolidated financial statements and disclosures included within the notes to the consolidated financial statements. Based on reviews performed, the Company concluded that its revenues will not be materially impacted by the implementation of this guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”, which provides additional implementation guidance on the previously issued ASU 2016-02. ASU 2016-02 increases transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 206-15 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The adoption of ASU 2016-15 is not expected to have a material effect on the Company’s consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)” (“ASU 2016-16”), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted using a modified retrospective transition approach. The adoption of ASU 2016-15 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Note 3 - Property and Equipment

Property and equipment consists of the following at December 31, 2016 and 2015:

	2017	2016
Machinery and Equipment	$122,714	$89,690
Leasehold Improvements	159,215	139,254
Computer Software	21,564	21,564
Furniture and Fixtures	5,645	5,645
	309,138	256,153
Less: Accumulated Depreciation	(121,082)	(64,196)
Property and Equipment, Net	$188,056	$191,957

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Depreciation expense on property and equipment amounted to $58,000 and $45,000 for the years ended December 31, 2017 and 2016, respectively.

Note 4 – Intangible Assets, Net

Intangible assets, net is as follows:

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(811,564)	$1,810,436
Customer Relationships	5	2,008,000	(870,142)	1,137,858
eBay Reputation Relationship	1	369,000	(369,000)	—
Non-Compete Agreement	1	283,000	(283,000)	—
Intangible assets, net		$5,282,000	$(2,333,706)	$2,948,294

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(436,996)	$2,185,004
Customer Relationships	5	2,008,000	(468,538)	1,539,462
eBay Reputation Relationship	1	369,000	(369,000)	—
Non-Compete Agreement	1	283,000	(283,000)	—
Intangible assets, net		$5,282,000	$(1,557,534)	$3,724,466

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $776,000 and $1,319,000 for the years ended December 31, 2017 and 2016, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2018	$776,171
2019	776,171
2020	709,229
2021	374,571
2022	312,152
$2,948,294

Note 5 – Capitalized Technology, Net

Capitalized technology consists of the following at December 31, 2017 and 2016:

	2017	2016
Gross value	$3,707,688	$3,171,414
Accumulated amortization	(2,839,239)	(2,237,221)
Net value	$868,449	$934,193

Capitalized technology is amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense amounted to $602,000 and $548,000 for the years ended December 31, 2017 and 2016, respectively, and is included in cost of revenue.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2018	$481,376
2019	290,653
2020	96,420
$868,449

Note 6 - Promissory Notes

At December 31, 2017, the Company’s Notes (as defined below) is comprised of the following:

Total Notes	$8,660,000
Less: Unamortized discount and debt issue costs	(334,645)
Total Notes, net of unamortized discount and debt issue costs	$8,325,355

On January 13, 2017 (the “Closing Date”), the Company entered into a Note Purchase Agreement (the “NPA”) with an institutional investor (the “Lender”) and in Lender’s capacity as a purchaser and as the agent (the “Agent”) for all purchasers from time to time party to the NPA pursuant to which the Company issued the Lender a secured term note in the principal amount of $8,660,000 at an original issue discount of 1%, for gross proceeds of $8,572,400 (the “Note”). The entire principal balance of the Note matures three years from issuance (January 2020) and bears interest at an annual rate of 13.25%, which interest is due and payable monthly in arrears. In addition, the Company paid the Lender a fee equal to 2% of the aggregate original principal amount of the Note and will pay the Lender a monthly maintenance fee based on an annual rate of 0.75% of the aggregate original principal amount of the Note. The Note is prepayable after 18 months with a 3% prepayment penalty. The Note contains customary financial covenants. In connection with the issuance of the Note, the Company granted the Lender a right of first refusal to participate in future financings (with certain exceptions) for as long as the principal balance of the Note remains outstanding.

On June 29, 2017, the Company entered into a First Amendment to Note Purchase Agreement, effective as of June 29, 2017, with the Lender and the Agent pursuant to which the Company amended the terms of its financial covenant related to the interest coverage ratio. On November 13, 2017, the Company entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”), effective November 2, 2017, with the Lender and the Agent pursuant to which the Company amended the terms of its financial covenant related to the outstanding principal amount of loan to EBITDA ratio and also increased the Note’s interest rate from 13.25% to 15.0%. The Second Amendment also included a requirement for the Company to complete an equity raise of at least $1 million on or prior to December 31, 2017.

As a result of the downturn in the Company’s business relating in part to the disruptions in key global markets, as of the filing date of this report, the Company’s believes that it may not meet one of the financial covenants under the NPA and therefore may be in default under the agreement for the quarter ended March 31, 2018.  The Company will seek a waiver from the Lender but the Company can provide no assurances that they will provide one.  The Company believes it will be able to obtain a waiver from the Lender. However, if the Lender does not waive the potential default and the Company is unable to obtain replacement financing, the Lender will be able to foreclose on all of the Company’s assets and the Company will have to cease operations. Accordingly, the Company has classified the Note as a current liability.

In connection with the execution of the NPA and issuance of the Note, the Company and certain of its wholly-owned subsidiaries, (collectively, the “Debtors”) entered into a Security Agreement for the benefit of the Lender and Agent. Pursuant to the Security Agreement, the Debtors granted the Agent (for the benefit of the Lender) a lien on all of each Debtor’s respective assets, including, but not limited to, equipment, inventory, accounts, and intellectual property. The wholly-owned subsidiaries which are parties to the Security Agreement also jointly and severally guaranteed payment and performance of all obligations under the Note and related debt transaction documents. The Company also entered into a Trademark Security Agreement with the Lender incorporating the terms of the Security Agreement with respect to the Company’s trademark-related collateral.

As additional collateral to guarantee the Note and related obligations, the Company and certain of its wholly-owned subsidiaries also entered into a Pledge Agreement for the benefit of the Agent pursuant to which they pledged the equity interests of certain of their wholly-owned subsidiaries, including BST and We Sell Cellular, and the Company pledged its equity interest in the Special Purpose Entity (see Note 7).

In connection with the above, the Management Agreement effective as of October 1, 2015 by and among the Company, Nik Raman, Brian Tepfer, Scott Tepfer, and Daniel Brauser, the Company’s Executive Chairman, was amended to clarify that nothing in the Management Agreement precludes the Agent’s ability to exercise its remedies as a secured creditor party under the Note and related agreements.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Company maintains a dedicated bank account with a third party custodian pursuant to which all accounts receivable and Collateral proceeds (as defined in the NPA) are deposited to this account. The Company can only access funds in this account in accordance with the terms of the NPA. This account is controlled by the Lender and is presented as restricted cash in the accompanying consolidated balance sheet.

The Company recorded a discount on the Note of $88,000 which is being accreted to non-cash interest expense over the contractual term of the Note. During the year ended December 31, 2017, accretion of the discount amounted to $27,000. Contractual interest expense on the Note amounted to $1,201,000 for the year ended December 31, 2017.

The Company incurred fees associated with the closing of the Note of $360,000. These amounts have been treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Note and are being amortized to interest expense over the contractual term of the Note. During the year ended December 31, 2017, accretion of the fees amounted to $109,000.

The Company applied the proceeds received upon issuance of the Note to repay all amounts outstanding under its prior credit facility with certain institutional investors for which BAM Administrative Services, LLC acted as agent (the “BAM Facility”). At the time of repayment, amounts of principal outstanding under the BAM Facility were $8,080,000, with accrued interest and fees bringing the total payoff amount to $8,140,295. As a result of the termination of the BAM Facility, the Company amortized the remaining balance of the debt issue costs, amounting to $966,000, to interest expense in the accompanying consolidated statement of operations.

Note 7 – Special Purpose Entity

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

As further detailed in the Services Agreement entered into between the Company and the SPE on the Closing Date, the Company provides all administrative, inventory and cash management services necessary to the SPE’s daily operations. The Company and its personnel will not be compensated for providing services to the SPE, and the Company will generally be responsible for the costs of providing services to the SPE. However, the SPE will be responsible for costs directly related to acquiring and refurbishing the SPE’s inventory, shipping, certain tax accounting fees approved by the Manager, and other costs. The Services Agreement allows the Company to purchase inventory for its account and not for the SPE’s account until the Company has no available capital to purchase inventory.

The Company conducted an evaluation of its involvement with the SPE, which is considered to be a related party business entity, as of December 31, 2017, in order to determine whether the SPE was a variable interest entity (“VIE”) requiring consolidation or disclosure in the consolidated financial statements of the Company. The SPE was determined to be a related party business entity because the Manager of the SPE is also the Lender to the Company’s NPA, as described in Note 6. The Company evaluated the purpose for which the SPE was created and the nature of the risks in the entity as required by the guidance under ASC 810-10-25, “Consolidation.” Based upon the Company’s analysis, the Company concluded that the Company is not the primary beneficiary, and therefore, no consolidation is necessary.

As of December 31, 2017, the net amount due from the SPE for expense reimbursements was $139,000 and is recorded as due from related party in the accompanying consolidated balance sheets.

Expense reimbursements for the year ended December 31, 2017 amounted to $465,000, of which $315,000 was recorded in cost of revenues and $150,000 was recorded in sales and marketing. There were no profit distributions made to the Company from the SPE during the year ended December 31, 2017. The compensation for all services that the Company is rendering is going to be received in the form of profit distributions, as available.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 8 – Capital Lease Obligations

We are obligated under a capital lease under which the aggregate present value of the minimum lease payments amounted to $75,000. The present value of the minimum lease payments was calculated using a discount rate of 8.6%. The future minimum lease payments under the capital lease at December 31, 2017 is as follows:

Years ending December 31,
2018	$18,611
2019	18,611
2020	18,611
2021	13,506
2022	550
69,889
Less: Amounts representing interest	9,436
Principal portion	60,453
Less: Current portion	14,400
Capital lease obligations, net of current portion	$46,053

The capital lease obligations are collateralized by underlying property and equipment. As of December 31, 2017, the gross amount of property and equipment under non-cancelable capital leases was $80,000 and the amount of accumulated amortization was $18,000.

Note 9 - Commitments and Contingencies

Management Incentive Compensation Plan

On July 27, 2016, the Company adopted its Management Incentive Compensation Plan (the “Incentive Plan”). The Incentive Plan provides that each quarter that the Company meets certain gross EBITDA thresholds, participants will be eligible to receive quarterly bonuses. The Incentive Plan is effective through September 2018. The Incentive Plan provides for minimum bonus eligibility thresholds set at quarterly gross EBITDA levels that ensure that the Company will remain cash-flow positive and in compliance with all debt covenants over the term after payment of bonuses. If the Company does not meet the minimum EBITDA threshold in a given quarter, no bonus is payable under the Incentive Plan for that quarter. Bonuses will be subject to adjustment in the event the Company’s year-end audit results in restatement of a prior quarter’s EBITDA. During the years ended December 31, 2017 and 2016, a total of $180,000 and $104,000, respectively, was earned under the Incentive Plan. As of December 31, 2017 and 2016, $90,000 and $52,000, respectively, is included in accrued expenses (see Note 14).

Private Sale of Common Stock

On December 22, 2016, Brian Tepfer and Scott Tepfer each sold 500,000 shares of the Company’s common stock at $1.00 per share to an investment fund (the “Purchaser”) and each issued to the Purchaser a five-year option to purchase an additional 500,000 shares of the Company’s common stock at $1.00 per share. On June 2, 2017, they each sold the Purchaser 679,419 shares at $1.00 per share. The securities were sold in private transactions which was initiated by an investment fund that has investment power on behalf of the Purchaser. As an inducement to the Purchaser, the Company granted demand and piggy back registration rights to the Purchaser and another shareholder of the Company over which the investment fund exercises investment power. If the registration rights are exercised, the two investment funds will pay the legal and other expenses of the Company.

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

Rent expense, amounting to $346,000 and $235,000 for the years ended December 31, 2017 and 2016, respectively, is included in general and administrative expense in the consolidated statements of operations.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Future annual minimum payments due under the leases are summarized as follows:

Year ended December 31,
2018	$303,598
2019	225,017
2020	231,767
2021	177,268
$937,650

Note 10 – Stockholders’ Equity

Private Placement of Common Stock

In November 2017, the Company sold 7,880,000 shares of its common stock at $0.50 per share for gross proceeds of $3,940,000 in a private placement to certain accredited investors, including the Company’s Chief Executive Officer. Net proceeds, after the payment of legal and other expenses, amounted to $3,876,067. The Company intends to use the proceeds for general working capital and the funding of a $310,000 reserve account as required under the Second Amendment.

Note 11 - Stock-Based Compensation

Stock Option Grants

On April 12, 2017, the Company amended its 2008 Equity Incentive Plan (the “Plan”) to increase the number of authorized shares of common stock under the Plan by 150,000 shares, increasing the available number of shares authorized under the Plan to 1,732,023 shares. The Plan is administered by the board of directors. Under the Plan, the board of directors is authorized to grant awards to employees, consultants and any other persons to whom the Plan is applicable and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The Plan provides for the issuance of both incentive stock options (“ISO’s”) and non-qualified stock options (“NQO’s”). ISO’s can only be granted to employees and NQO’s can be granted to directors, officers, employees, consultants, independent contractors and advisors. As of December 31, 2017, there were 258,855 shares of common stock available for issuance under the Plan.

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

The options are exercisable over a five-year term and vest over three years. The Company recorded $29,000 during the year ended December 31, 2017, respectively, as compensation expense pertaining to these grants.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

During the year ended December 31, 2016, the Company granted 10,000 stock options to an employee for future services. These options had a fair value of $8,800, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.94%
Expected dividend yield	0%
Expected volatility	166.35%
Expected term	3.5 years

The options are exercisable over a five-year term and vest over three years. The Company recorded $3,000 and $2,000 during the years end December 31, 2017 and 2016, respectively, as compensation expense pertaining to these grants.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	434,998	$2.59	1.7	$—
Granted	265,000	0.70
Exercised	—	—
Forfeited or Canceled	(217,998)	2.93
Outstanding – December 31, 2017	482,000	$1.39	3.2	$—

Exercisable – December 31, 2017	241,168	$2.04	2.1	$—

The Company recorded non-cash compensation expense of $45,000 and $18,000 for the years ended December 31, 2017 and 2016, respectively, pertaining to stock option grants.

The weighted-average grant date fair value of options granted during the years ended December 31, 2017 and 2016 was $0.57 and $0.88, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2017 amounts to $137,000 and is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes the Company’s stock option activity for non-vested options for the year ended December 31, 2017:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	45,001	$0.86
Granted	265,000	0.57
Vested	(62,502)	(0.66)
Forfeited or Canceled	(6,667)	(1.28)
Balance at December 31, 2017	240,832	$0.59

Warrants

As of December 31, 2017 and 2016, there were 797,083 warrants and 801,250 warrants outstanding and exercisable, respectively, with a weighted average exercise price of $3.19 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at December 31, 2017 and 2016 was 1.6 and 2.8 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the years ended December 31, 2017 and 2016.

There was no expense pertaining to warrants recorded during the year ended December 31, 2017 and 2016.

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Restricted Stock Awards and Restricted Stock Units

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

On January 6, 2016, the Company granted 250,000 RSUs to the directors of the Company’s Board of Directors. The RSUs vest in two equal annual increments, subject to continued service on each vesting date, with the first vesting date being one year from the grant date, and full vesting upon a change in control. The RSUs will be delivered three years from the date of grant. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $1.23 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the awards amounted to $308,000. The Company recorded $154,000 of compensation expense during the years ended December 31, 2017 and 2016 related to this award.

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

During the three months ended June 30, 2016, the Company granted an aggregate of 6,000 fully vested shares of common stock to its Chief Financial Officer. The fair value of the common stock on the dates of grant ranged from $0.90 to $1.00 per share, based upon the closing market price on the respective grant dates. The aggregate grant date fair value of the awards amounted to $6,000, which was recorded as compensation expense during the year ended December 31, 2016.

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

During the year ended December 31, 2017, the Company granted 24,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the dates of grant ranged from $0.49 to $0.85 per share. The aggregate grant date fair value of the awards amounted to $15,800, which was recorded as compensation expense during the year ended December 31, 2017, respectively.

During the year ended December 31, 2017, the Company granted 2,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the date of grant ranged from $0.70 to $0.80 per share. The aggregate grant date fair value of the awards amounted to $1,500, which $was recorded as compensation expense during the year ended December 31, 2017.

A summary of the restricted stock award and RSU activity for the year ended December 31, 2017 is as follows:

Number of Shares
Unvested Outstanding at December 31, 2016	793,333
Granted	26,000
Forfeited	—
Vested	(406,000)
Unvested Outstanding at December 31, 2017	413,333

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Company recorded non-cash compensation expense of $459,000 and $507,000 for the years December 31, 2017 and 2016, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at December 31, 2017 amounts to $257,000 and is expected to be recognized over a weighted average period of 0.6 years.

Note 12 - Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company established a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The valuation allowance at December 31, 2017 was approximately $7,035,000. The net change in the valuation allowance during the year ended December 31, 2017 was a decrease of approximately $1,695,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred tax asset to warrant the application of a full valuation allowance as of December 31, 2017 and 2016.

The Company has a net operating loss carryforward totaling approximately $17,239,000 at December 31, 2017, expiring through 2037. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The Company underwent such a change and consequently, the utilization of a portion of the net operating loss carryforwards is subject to certain limitations. Temporary differences are approximately as follows:

	December 31,
	2017	2016
Accrued expenses	$203,000	$238,000
Inventory reserve	67,000	42,000
Allowance for doubtful accounts	—	1,000
Intangible Assets	(518,000)	(1,092,000)
Fixed Assets	(279,000)	(415,000)
Charitable Contributions	2,000	2,000
Stock Options	1,805,000	2,811,000
Net operating loss carryover	5,755,000	7,143,000
Deferred tax assets	7,035,000	8,730,000
Less: valuation allowance	(7,035,000)	(8,730,000)
Net deferred tax assets	$—	$—

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2017 and 2016 (computed by applying the U.S. Federal Corporate income tax rate of 34%) as follows:

	December 31,
	2017	2016
Expected tax benefit	$4,182,000	$1,262,000
State income taxes, net of federal benefit	72,000	66,000
Permanent items	(3,267,000)	(416,000)
Change in tax rate	(2,664,000)	(200,000)
True-up	(18,000)	(308,000)
Change in valuation allowance	1,695,000	(404,000)
Actual tax benefit	$—	$—

uSell.com, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 13 – Customer and Vendor Concentrations

Customer Concentration

During the year ended December 31, 2017 and 2016, there were no customers that represented at least 10% of revenues. During the year ended December 31, 2017 and 2016, 62% and 64% of the Company’s revenues, respectively, were originated in the United States, 18% and 22% of the Company’s revenues, respectively, were originated in Europe and 14% and 12% of the Company’s revenues were originated in Hong Kong.

At December 31, 2017, two customers represented at least 10% of accounts receivable, accounting for 26% and 18% of the Company’s accounts receivable. At December 31, 2016, two customers represented at least 10% of accounts receivable, accounting for 22% and 15% of the Company’s accounts receivable.

Vendor Concentration

During the year ended December 31, 2017, three vendors represented at least 10% of purchases, accounting for 47%, 23% and 11% of the Company’s purchases. During the year ended December 31, 2016, one vendor represented at least 10% of purchases, accounting for 72% of the Company’s purchases.

At December 31, 2017, one vendor represented at least 10% of accounts payable, accounting for 82% of accounts payable. At December 31, 2016, one vendor represented at least 10% of accounts payable, accounting for 52% of accounts payable.

Note 14 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described in Note 6 and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Effective March 16, 2018, Mr. Raman, Brian Tepfer and Scott Tepfer’s base salary was reduced to $150,000 per year and each of them also agreed to waive any bonuses due to them under the Incentive Plan.