Form 10-Q
period 2018-03-31
usell.com, Inc.
filed 2018-05-21
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 18, 2018
Common Stock, $0.0001 par value per share	28,343,999 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$494,698	$390,810
Restricted cash	3,066,443	942,274
Accounts receivable, net	186,482	236,674
Inventory	7,716,358	10,642,531
Due from related party	68,069	139,333
Prepaid expenses and other current assets	81,229	99,381
Total Current Assets	11,613,279	12,451,003

Property and equipment, net	177,594	188,056
Intangible assets, net	2,754,251	2,948,294
Capitalized technology, net	853,793	868,449
Other assets	61,750	61,750

Total Assets	$15,460,667	$16,517,552

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,301,132	$1,787,571
Accrued expenses	908,091	1,165,348
Deferred revenue	351,338	394,780
Promissory note payable	8,365,512	8,325,355
Capital lease obligation	14,686	14,400
Total Current Liabilities	12,940,759	11,687,454

Capital lease obligation, net of current portion	42,272	46,053
Total Liabilities	12,983,031	11,733,507

Stockholders’ Equity:
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; no shares issued and outstanding	—	—
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; no shares issued and outstanding	—	—
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; no shares issued and outstanding	—	—
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 43,333,333 shares authorized; 28,341,999 shares and 28,290,999 shares issued and outstanding, respectively	2,834	2,829
Additional paid in capital	75,536,739	75,469,350
Accumulated deficit	(73,061,937)	(70,688,134)
Total Stockholders’ Equity	2,477,636	4,784,045

Total Liabilities and Stockholders’ Equity	$15,460,667	$16,517,552

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$14,173,604	$27,631,499

Cost of Revenue	14,792,160	24,903,258

Gross (Loss) Profit	(618,556)	2,728,241

Operating Expenses:
Sales and marketing	281,365	598,479
General and administrative	1,099,587	1,586,863
Total operating expenses	1,380,952	2,185,342
(Loss) Income from Operations	(1,999,508)	542,899

Other Expense:
Interest expense	(374,295)	(1,289,379)
Total Other Expense	(374,295)	(1,289,379)

Net Loss	$(2,373,803)	$(746,480)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.08)	$(0.04)

Weighted average number of common shares outstanding during the period – basic and diluted	28,336,499	20,136,999

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,373,803)	$(746,480)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	352,592	356,132
Stock based compensation expense	67,394	118,573
Amortization of debt issue costs into interest expense	40,157	990,063
Changes in operating assets and liabilities:
Accounts receivable	50,192	(360,504)
Inventory	2,926,173	(2,164,890)
Due from related party	71,264	—
Prepaid and other current assets	18,152	(23,356)
Other assets	—	12,608
Accounts payable	1,513,561	235,451
Accrued expenses	(257,257)	627,327
Deferred revenues	(43,442)	(124,204)
Net Cash, Cash Equivalents and Restricted Cash Provided by (Used in )Operating Activities	2,364,983	(1,079,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(128,661)	(135,949)
Cash paid to purchase property and equipment	(4,770)	(3,672)
Net Cash, Cash Equivalents and Restricted Cash Used in Investing Activities	(133,431)	(139,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	8,572,400
Principal repayments of note payable	—	(8,080,000)
Payment of capital lease obligations	(3,495)	(2,799)
Cash paid for debt issue costs	—	(301,509)
Net Cash, Cash Equivalents and Restricted Cash (Used in) Provided by Financing Activities	(3,495)	188,092

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2,228,057	(1,030,809)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,333,084	2,639,486

Cash, Cash Equivalents and Restricted Cash - End of Period	$3,561,141	$1,608,677

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$336,538	$—
Taxes	$900	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment through capital leases	$—	$14,686

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2018
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

Going Concern Consideration

At March 31, 2018 the Company has cash and cash equivalents of $495,000, a working capital deficit of $1,327,000 and an accumulated deficit of $73,062,000. In addition, the Company generated a net loss of $2,374,000 for the three months ended March 31, 2018. As a result of the downturn in the Company’s business relating in part to the disruptions in key global markets, the Company did not meet one of the financial covenants under the Note Purchase Agreement (“NPA”) and therefore was in default under the agreement for the quarter ended March 31, 2018. The Lender granted the Company a forbearance of existing remedies on the default until June 30, 2018 (see Notes 5 and 11). In addition, the Company agreed to dissolve the Special Purpose Entity by April 30, 2018 (see Noe 11). The Company does not yet have a history of financial stability and may continue to generate operating losses for the foreseeable future. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Management plans to address this uncertainty through further implementation of its business plan or by continuing to raise funds through debt and/or equity. There can be no assurances that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2017 and 2016. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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
March 31, 2018
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

Restricted Cash

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

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers and are recorded net of allowances for cash discounts, doubtful accounts, and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $1,300 at March 31, 2018 and $0 at December 31, 2017.

Inventory, net

Inventory, comprised of all finished goods, is stated at the lower of cost (average cost method) or net realizable value. Inventory is recorded net of allowances.

Allowances for slow-moving or obsolete inventory are provided based on historical experience of a variety of factors, including sales volume, product life and levels of inventory at the end of the period. The change in the provision for slow-moving inventory amounted to $8,000 and $0 for the three months ended March 31, 2018 and 2017, respectively. The inventory reserve was $292,000 and $54,000 as of March 31, 2018 and 2017, respectively.

Substantially all of the Company’s inventory purchases are paid for before inventory is received in the Company’s warehouse. Prepaid inventory amounted to approximately $1,164,000 and $474,000 at March 31, 2018 and December 31, 2017, respectively, and is included in inventory, net in the accompanying condensed consolidated balance sheets.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2018 using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2018 , and to its existing contracts for which revenue earned through December 31, 2017 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contracts with a customer; (ii) identifies the performance obligations within the contract, including whether they are distinct and capable of being distinct in the context of the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, the Company satisfies each performance obligation.

Principal Device Revenue

The Company, through We Sell Cellular, generates revenue from the sales of its cellular telephones and related equipment. The Company recognizes revenue “FOB shipping point” on such sales. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave the Company’s warehouse. Payment terms generally require payment once an order is placed. The Company allows customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. The estimate of the allowance for product returns amounted to approximately $374,000 and $267,000 at March 31, 2018 and December 31, 2017, respectively, and is recorded in accrued expenses in the accompanying condensed consolidated balance sheets.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

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

Shipping and Handling Costs

Shipping and handling costs included in cost of revenue were approximately $63,000 and $184,000 for the three months ended March 31, 2018 and 2017, respectively.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $9,000 and $11,000 for the three months ended March 31, 2018 and 2017, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At March 31, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Concentrations of credit risk with respect to accounts receivables is minimal due to the large number of customers comprising the Company’s customer base and generally short payment terms.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Unvested Restricted Stock	130,000	198,334
Vested and Unvested Restricted Stock Units	493,020	743,020
Stock Options	455,667	391,998
Stock Warrants	797,083	797,083
	1,875,770	2,130,435

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 was initially effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company adopted the standard on January 1, 2018 using the modified retrospective transition method. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 206-15 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company adopted the standard on January 1, 2018. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)” (“ASU 2016-16”), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted using a modified retrospective transition approach. The Company adopted the standard on January 1, 2018. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), providing specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. The Company adopted the standard on January 1, 2018. Effective with the adoption of the new guidance, the Company changed the presentation of restricted cash in its consolidated statements of cash flows to conform to the new requirements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted the standard on January 1, 2018. The adoption of this standard did not have an effect on the Company’s financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting “(“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard on January 1, 2018. The adoption of this standard did not have an effect on the Company’s financial position or results of operations.

Note 3 - Intangible Assets

Intangible assets, net is as follows:

March 31, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(905,206)	$1,716,794
Customer Relationships	5	2,008,000	(970,543)	1,037,457
eBay Reputation Relationship	1	369,000	(369,000)	—
Non-Compete Agreement	1	283,000	(283,000)	—
Intangible assets, net		$5,282,000	$(2,527,749)	$2,754,251

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(811,564)	$1,810,436
Customer Relationships	5	2,008,000	(870,142)	1,137,858
eBay Reputation Relationship	1	369,000	(369,000)	—
Non-Compete Agreement	1	283,000	(283,000)	—
Intangible assets, net		$5,282,000	$(2,333,706)	$2,948,294

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $194,000 for the three months ended March 31, 2018 and 2017.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2018 (remaining nine months)	$582,129
2019	776,171
2020	709,228
2021	374,571
2022	312,152
$2,754,251

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 4 – Capitalized Technology, Net

Capitalized technology consists of the following:

	March 31, 2018	December 31, 2017
Gross value	$3,836,349	$3,707,688
Accumulated amortization	(2,982,556)	(2,839,239)
Net value	$853,793	$868,449

Capitalized technology is amortized on a straight-line basis over estimated useful lives of three years. Amortization expense amounted to $143,000 and $148,000 for the three months ended March 31, 2018 and 2017, respectively, and is included in cost of revenue.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2018 (remaining nine months)	$374,172
2019	333,540
2020	139,307
2021	6,774
$853,793

Note 5 - Promissory Note

At March 31, 2018, the Company’s Note (as defined below) is comprised of the following:

Total Notes	$8,660,000
Less: Unamortized discount and debt issue costs	(294,488)
Total Notes, net of unamortized discount and debt issue costs	$8,365,512

As a result of the downturn in the Company’s business relating in part to the disruptions in key global markets, the Company did not meet one of the financial covenants under the NPA and therefore was in default under the agreement for the quarter ended March 31, 2018. The Lender granted the Company a forbearance of existing remedies on the default until June 30, 2018 (see Note 11). The Company cannot provide assurance that it will be able to meet its financial covenants for the quarter ended June 30, 2018 and cannot provide assurance that the Lender will waive the potential default. If the Company is unable to obtain a waiver from the Lender, the Lender will be able to foreclose on all of the Company’s assets and the Company will have to cease operations. Accordingly, the Company has classified the Note as a current liability.

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

The Company recorded a discount on the secured term note (the “Note”) of $88,000 which is being accreted to non-cash interest expense over the contractual term of the Note. During the three months ended March 31, 2018 and 2017, accretion of the discount amounted to $7,000 and $5,000, respectively. Contractual interest expense on the Note amounted to $333,000 and $259,000 for the three months ended March 31, 2018 and 2017, respectively.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

The Company incurred fees associated with the closing of the Note of $360,000. These amounts have been treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Note and are being amortized to interest expense over the contractual term of the Note. During the three months ended March 31, 2018 and 2017, accretion of the fees amounted to $33,000 and $20,000, respectively.

Note 6 – Special Purpose Entity

On the January 13, 2017, the Company and the Lender (the “Manager”) formed a special purpose entity as a Delaware limited liability company (the “SPE”), for the purpose of purchasing, refurbishing, repairing and reselling cell phones, smart phones, tablets and related accessories. The Manager is the sole manager of the SPE. The Manager invested $5,200,000 in equity in exchange for all of the membership interests. Of this sum, $5,000,000 was to be used by the SPE for the purchase of approved inventory. Profits from the SPE were to be distributed to the Manager and to the Company based on certain return thresholds, as defined in Limited Liability Company Agreement. As more fully discussed in Note 11, the Company and the Lender dissolved the SPE on April 30, 2018.

The Company provided all administrative and inventory and cash management services necessary to the SPE’s daily operations pursuant to a Services Agreement entered into between the Company and the SPE. The Company and its personnel were not compensated for providing services to the SPE, and the Company was generally responsible for the costs of providing services to the SPE. However, the SPE was responsible for costs directly related to acquiring and refurbishing the SPE’s inventory, shipping, certain tax accounting fees approved by the Manager, and other costs. The Services Agreement allowed the Company to purchase inventory for its account and not for the SPE’s account until the Company had no available capital to purchase inventory.

The Company conducted an evaluation of its involvement with the SPE, which is considered to be a related party business entity, as of March 31, 2018, in order to determine whether the SPE was a variable interest entity (“VIE”) requiring consolidation or disclosure in the condensed consolidated financial statements of the Company. The SPE was determined to be a related party business entity because the Manager of the SPE is also the Lender to the Company’s NPA, as described in Note 5. The Company evaluated the purpose for which the SPE was created and the nature of the risks in the entity as required by the guidance under ASC 810-10-25, “Consolidation.” Based upon the Company’s analysis, the Company concluded that it is not the primary beneficiary, and therefore, no consolidation is necessary.

As of March 31, 2018, the net amount due from the SPE for expense reimbursements was $68,000 and is recorded as due from related party in the accompanying condensed consolidated balance sheets.

Expense reimbursements for the three months ended March 31, 2018 amounted to $89,000, of which $71,000 was recorded in cost of revenues and $18,000 was recorded in sales and marketing. Expense reimbursements for the three months ended March 31, 2017 amounted to $83,000, of which $55,000 was recorded in cost of revenues and $28,000 was recorded in sales and marketing. There were no profit distributions made to the Company from the SPE during the three months ended March 31, 2018 and 2017. The compensation for all services that the Company is rendering is going to be received in the form of profit distributions, as available.

Note 7 – Capital Lease Obligations

We are obligated under capital leases under which the aggregate present value of the minimum lease payments amounted to $75,000. The present value of the minimum lease payments was calculated using a discount rate of 8.6%. The future minimum lease payments under the capital lease at March 31, 2018 is as follows:

Years ending December 31,
2018 (remaining nine months)	$13,958
2019	18,611
2020	18,611
2021	13,506
2022	550
65,236
Less: Amounts representing interest	8,278
Principal portion	56,958
Less: Current portion	14,686
Capital lease obligations, net of current portion	$42,272

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

The capital lease obligations are collateralized by underlying property and equipment. As of March 31, 2018, the gross amount of property and equipment under non-cancelable capital leases was $80,000 and the amount of accumulated amortization was $21,000.

Note 8 - Commitments and Contingencies

Management Incentive Compensation Plan

On July 27, 2016, the Company adopted its Management Incentive Compensation Plan (the “Incentive Plan”). The Incentive Plan provides that each quarter that the Company meets certain gross EBITDA thresholds, participants will be eligible to receive quarterly bonuses. The Incentive Plan is effective through September 2018. The Incentive Plan provides for minimum bonus eligibility thresholds set at quarterly gross EBITDA levels that ensure that the Company will remain cash-flow positive and in compliance with all debt covenants over the term after payment of bonuses. If the Company does not meet the minimum EBITDA threshold in a given quarter, no bonus is payable under the Incentive Plan for that quarter. Bonuses will be subject to adjustment in the event the Company’s year-end audit results in restatement of a prior quarter’s EBITDA. Effective March 16, 2018, Mr. Nik Raman’s base salary was reduced to $100,000 and Brian Tepfer and Scott Tepfer’s base salaries were reduced to $150,000 per year. Each of them also agreed to waive any bonuses due to them under the Incentive Plan.

For the three months ended March 31, 2018 and 2017, a total of $0 and $180,000, respectively, was earned under the Incentive Plan. As of March 31, 2018 and December 31, 2017, $0 and $90,000 is included in accrued expenses.

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

Rent expense, amounting to $86,000 and $90,000 for the three months ended March 31, 2018 and 2017, respectively, is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 9 - Stock-Based Compensation

Stock Option Grants

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2017	482,000	$1.39	3.2	$—
Granted	—	—
Exercised	—	—
Forfeited or Canceled	(26,333)	(2.68)
Outstanding – March 31, 2018	455,667	$1.32	3.1	$—

Exercisable – March 31, 2018	241,500	$1.84	2.2	$—

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

The Company recorded non-cash compensation expense of $17,000 and $4,000 for the three months ended March 31, 2018 and 2017, respectively, pertaining to stock option grants.

Total unrecognized compensation expense related to unvested stock options at March 31, 2018 amounts to $121,000 and is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes the Company’s stock option activity for non-vested options for the three months ended March 31, 2018:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	240,832	$0.59
Granted	—	—
Vested	(26,665)	(0.62)
Forfeited or Canceled	—	—
Balance at March 31, 2018	214,167	$0.59

Warrants

As of March 31, 2018 and December 31, 2017, there were 797,083 warrants outstanding and exercisable, with a weighted average exercise price of $3.19 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at March 31, 2018 and December 31, 2017 was 1.4 and 1.6 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the three months ended March 31, 2018 and 2017.

There was no expense pertaining to warrants recorded during the three months ended March 31, 2018 and 2017.

Restricted Stock Awards and Restricted Stock Units

During the three months ended March 31, 2018, the Company granted 6,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the dates of grant ranged from $0.19 to $0.36 per share, based upon the closing market price on the grant dates. The aggregate grant date fair value of the awards amounted to $1,584, which was recorded as compensation expense during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company awarded 45,000 shares of restricted common stock to an employee for services provided. The restricted common stock vests quarterly over three years, beginning on the date of grant. The fair value of the common stock on the date of grant was $0.49 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $22,050, of which $1,226 was recorded as compensation expense during the three months ended March 31, 2018.

A summary of the restricted stock award and restricted stock unit activity for the three months ended March 31, 2018 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2017	413,333
Granted	51,000
Forfeited	—
Vested	(169,750)
Unvested Outstanding at March 31, 2018	294,583

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

The Company recorded non-cash compensation expense of $51,000 and $115,000 for the three months ended March 31, 2018 and 2017, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at March 31, 2018 amounts to $230,000 and is expected to be recognized over a weighted average period of 1.2 years.

Note 10 – Customer and Vendor Concentrations

Customer Concentration

During the three months ended March 31, 2018, no customers represented 10% or more of the Company’s revenues. During the three months ended March 31, 2017, one customer represented at least 10% of revenues, accounting for 10% of the Company’s revenues. During the three months ended March 31, 2018 61%, 28% and 5% of the Company’s revenues, respectively, were originated in the United States, Europe and Hong Kong, respectively. During the three months ended March 31, 2017 64%, 26% and 6% of the Company’s revenues, respectively, were originated in the United States, Europe and Hong Kong, respectively.

At March 31, 2018, no customers represented 10% or more of the Company’s accounts receivable. At December 31, 2017, two customers represented at least 10% of accounts receivable, accounting for 26% and 18% of the Company’s accounts receivable.

Vendor Concentration

During the three months ended March 31, 2018, four vendors represented 10% or more of purchases, accounting for 29%, 20%, 20% and 15% of the Company’s purchases. During the three months ended March 31, 2017, two vendors represented at least 10% of purchases, accounting for 66% and 13% of the Company’s purchases.

At March 31, 2018 and December 31, 2017, one vendor represented 10% or more of accounts payable, accounting for 65% and 82% of accounts payable, respectively.

Note 11 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note Purchase Agreement

On May 4, 2018, the Company entered into a Forbearance and Third Amendment Agreement, pursuant to which the Lender granted the Company a forbearance of existing remedies of its default under one of its financial covenants (the “Default”) until June 30, 2018. In addition, the Company amended the terms of its financial covenant related to its debt coverage ratio and repaid $3,304,068 of the NPA, inclusive of $4,068 of accrued interest.

On May 4, 2018, the Company entered into a Second Amended and Restated Secured Term Note, pursuant to which the NPA’s interest rate was increased from 15.0% to 16.0% commencing June 1, 2018. The maturity date for the NPA remained at January 13, 2020.

SPE

The Company and the Manager agreed to dissolve the SPE by April 30, 2018. All cash proceeds and remaining cash proceeds from inventory in the SPE would go to the Manager, except for:

i.	Up to $20,000 of proceeds to the Company for reimbursement of expenses under the Services Agreement, with the Company waiving any other current or future fees under the Services Agreement.

ii.	Up to $15,000 for third party legal or accounting costs and filing fees for dissolving SPE.

The Company has not provided for any uncollectible receivables from related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on April 5, 2018.

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

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 2 of our unaudited interim condensed consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. There have been no material changes to our Critical Accounting Policies during the period covered by this report.

Results of Operations

2018 Financial Highlights

Key financial metrics are as follows:

●	Revenues decreased by $13,457,000, or 49%, to $14,174,000 for the three months ended March 31, 2018, from $27,631,000 for the three months March 31, 2017
●	Operating loss for the three months ended March 31, 2018 was $2,000,000, compared to operating income of $543,000 for the three months ended March 31, 2017, a decrease of $2,543,000
●	We sustained a negative gross profit of $618,000 for the quarter ended March 31, 2018, compared to a gross profit of $2,728,000 for the same quarter of 2017
●	Net loss for the three months ended March 31, 2018 was $2,374,000, compared to $746,000 for the three months ended March 31, 2017
●	Adjusted EBITDA, a non-GAAP financial measure, was $(1,580,000) for the three months ended March 31, 2018, compared to $1,018,000 for the three months ended March 31, 2017. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.
●	We had a working capital deficit of $1,327,000 at March 31, 2018

Beginning with Apple’s announcement of a dual iPhone launch in September (the iPhone 8 and X), the market experienced an atypical pricing pattern, followed by a softening of demand caused by disruptions in key global markets. Typically, after an iPhone launch, the industry experiences a significant decrease in pricing, after which a prolonged period of price stability is observed. During this cycle, we experienced a very different dynamic due to the fact that Apple’s initial launch of the iPhone 8 did not drive the expected amount of demand or trade-ins. The industry thus experienced an inventory shortage immediately after the launch of the iPhone 8, which led to relatively inflated prices through most of the fourth quarter. The iPhone X was not released until November, resulting in substantial volume towards the end of the fourth quarter and into the first quarter. However, during this period the industry also saw disruptions in key global markets that resulted in a softening of global demand and continued price volatility. During the first three months of 2018, we continued to face substantial challenges resulting from our inventory position and the highly unusual industry events described above. These events forced management to maintain a substantial inventory reserve at March 31, 2018. However, we believe that as of the filing of this Quarterly Report, the majority of our slow moving inventory has been sold and the market has stabilized. We cannot provide assurance that future events will confirm this expectation.

Despite challenging market conditions, we have made substantial progress along two fronts: we have transitioned the vast majority of our We Sell Cellular business online and we have dramatically diversified our supplier base. We believe that we have now built and validated the key aspects of our online platform. We are now in a position to go to market with this technology in order to offer a new and much needed demand channel directly to our suppliers. We believe that our suppliers were also impacted negatively by the market events that have occurred over the last few months, and are interested, more than ever, in new channels that can provide liquid demand at premium prices. We have amassed substantial data indicating that our platform can drive higher average selling prices than those of our suppliers, and we plan to expose this channel directly to one or more of our supply partners through technology integration. While we will continue to run our legacy “Proprietary Trading” business, we will scale these operations down based on the market opportunity. Our goal, through this new “Platform Partnership” business model, is to develop a new, low risk, high margin line of business that leverages the processes and proprietary technology that we have developed over the last several years.

On the supplier side, we continued to develop a wider net of supplier relationships while deepening our relationships with existing suppliers. We purchased from 9 suppliers in the first quarter of 2018, with our largest supplier’s share of purchases decreasing to 29% of our purchases, compared to 66% during the same period in 2017.

On the finance side, our primary lender has requested that we seek to refinance our debt facility with a different party. As further described in Notes 5 and 11 to the financial statements, we failed to meet our operating margin covenant in the first quarter of 2018. We have signed a forbearance agreement with our lender until June 30, 2018 as we pursue opportunities to refinance the loan. Based on progress on our results and our refinancing efforts, the forbearance agreement (at the sole option of the lender) may be extended. We cannot assure you that we will get an extension from our lender or that we will refinance the loan.

In summary, despite industry-wide challenges towards the end of 2017 and into 2018, we have made substantial progress towards our technological vision. We intend to leverage our platform to create value for both our suppliers and our customers.

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2018	2017	(Dollars)	(Percentage)
Revenue	$14,174,000	$27,631,000	$(13,457,000)	(49)%
Cost of Revenue	14,792,000	24,903,000	(10,111,000)	(41)%
Gross (Loss) Profit	(618,000)	2,728,000	(3,346,000)	(123)%
Operating Expenses:
Sales and Marketing	282,000	598,000	(316,000)	(53)%
General and Administrative	1,100,000	1,587,000	(487,000)	(31)%
Total Operating Expenses	1,382,000	2,185,000	(803,000)	(37)%
Operating (Loss) Income	(2,000,000)	543,000	(2,543,000)	(468)%
Other Expense, Net	(374,000)	(1,289,000)	915,000	(71)%
Net Loss	$(2,374,000)	$(746,000)	$(1,628,000)	218%

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended March 31,
	2018		2017
Principal Device Revenue	$14,049,000	99%	$27,442,000	99%
Agent Commission Revenue	124,000	1%	178,000	1%
Other	1,000	0%	11,000	0%
	$14,174,000	100%	$27,631,000	100%

Principal Device Revenue decreased by $13,393,000, or 49%, from $27,442,000 for the three months ended March 31, 2017 to $14,049,000 for the three months ended March 31, 2018. The decrease in our Principal Device revenue resulted from the market slowdown caused by Apple’s atypical product launch, followed by disruptions in key global markets.

Agent Commission Revenue decreased by $54,000, or 30%, from $178,000 for the three months ended March 31, 2017 to $124,000 for the three months ended March 31, 2018. The decrease in Agent Commission Revenue is due to the decline in our uSell.com business, which has been deprioritized in favor of our wholesale business.

Due to the fact that devices sourced through We Sell Cellular are bought and sold using the Principal Device Revenue model, we anticipate that the percentage of the Agent Commission Revenue will remain minimal for the foreseeable future, as we continue to increase the volume that we purchase through wholesale channels.

Cost of Revenue

Cost of revenue decreased by $10,111,000, or 41% from $24,903,000 for the three months ended March 31, 2017 to $14,792,000 for the three months ended March 31, 2018. As noted above, our revenue for this period decreased by 49%, which caused a corresponding decrease in our cost of revenue.

Our gross margin loss was (4.4)% for the three months ended March 31, 2018, compared to a gross profit of 9.9% for the three months ended March 31, 2017. This loss was due to the atypical market phenomena that occurred towards the end of last year and into the first quarter of this year.

Sales and Marketing Expenses

Sales and marketing expense decreased $316,000, or 53%, from $598,000 during the three months ended March 31, 2017 to $282,000 during the three months ended March 31, 2018. The decrease is primarily attributable to the lower fees paid as a result of the decreased eBay sales during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Our primary sales and marketing expenses concentrated on paying out sales commissions and selling fees. Because the vast majority of our sales and marketing expenses are paid to third party selling platforms, such as eBay and Amazon, any increases or decreases in these expenses are directly tied to sales for the period.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to stock grants and option grants for services. Non-cash compensation expense amounted to $67,000 and $119,000 for the three months ended March 31, 2018 ad 2017, respectively.

Excluding non-cash compensation expense, general and administrative expenses for the three months ended March 31, 2018 decreased by $435,000, or 30%, compared to the three months ended March 31, 2017. The decrease is mainly attributable to a decrease in payroll and payroll-related expenses.

Other Expense

Other expense during the three months ended March 31, 2018 and 2017 is comprised of interest expense attributable to the contractual interest expense and amortization of debt issue costs on the January 2017 Note Purchase Agreement (“NPA”).

Non-GAAP Financial Measures - Adjusted EBITDA and Gross Merchandise Volume or GMV

We make reference to “Adjusted EBITDA” which is a measure of financial performance not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.

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

The following table presents Adjusted EBITDA, a non-GAAP financial measure, and provides a reconciliation of Adjusted EBITDA to the directly comparable GAAP measure reported in the Company’s consolidated financial statements:

	Three Months Ended March 31,
	2018	2017
Net loss	$(2,374,000)	$(746,000)
Stock-based compensation expense	67,000	119,000
Depreciation and amortization	353,000	356,000
Interest expense	374,000	1,289,000
Adjusted EBITDA	$(1,580,000)	$1,018,000

Liquidity and Capital Resources

We do not yet have a sustained history of financial stability and may continue to generate operating losses for the foreseeable future. Since the acquisition of We Sell Cellular, we have relied on institutional debt to provide our working capital and complete the We Sell Cellular acquisition. Prior to the acquisition, our principal source of liquidity had been the issuances of convertible debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through May 2019. Management plans to address this uncertainty through further implementation of its business plan or by continuing to raise funds through debt and/or equity. There can be no assurances that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Our cash flow has been significantly impacted by the We Sell Cellular acquisition. On January 13, 2017, we entered into the NPA with a lender pursuant to which we issued the lender a secured term note in the principal amount of $8,660,000 at an original issue discount of 1%, for gross proceeds of $8,572,400. The NPA requires repayment of principal in January 2020 and bears interest at an annual rate of 15.00%, which interest is due and payable monthly in arrears. In addition, the lender from whom the Company borrowed the funds under the NPA, established an SPE with the Company. Under the SPE, the lender provided $5 million of equity capital to purchase smartphones and similar inventory. The Company entered into a Services Agreement with the SPE and will provide all necessary services including inventory management. The Company will receive a percentage of the SPE’s profits, if any. As of the date of this Quarterly Report, we have not received any distributions from the SPE.

As a result of the downturn in our business relating in part to the disruptions in key global markets, we did not meet one of the financial covenants under the NPA and therefore we were in default under the agreement for the quarter ended March 31, 2018. The Lender granted us a forbearance of existing remedies on the default until June 30, 2018. We cannot provide assurance that we will be able to meet our financial covenants for the quarter ended June 30, 2018 and cannot provide assurance that the Lender will waive the potential default. If we are unable to obtain a waiver from the Lender, the Lender will be able to foreclose on all of our assets and we will have to cease operations.

On May 4, 2018, we entered into a Forbearance and Third Amendment Agreement, pursuant to which the Lender granted us a forbearance of existing remedies of its default under one of our financial covenants (the “Default”) until June 30, 2018. In addition, we amended the terms of our financial covenant related to our debt coverage ratio and repaid $3,304,068 of the NPA, inclusive of $4,068 of accrued interest.

On May 4, 2018, we entered into a Second Amended and Restated Secured Term Note, pursuant to which the NPA’s interest rate was increased from 15.0% to 16.0% commencing June 1, 2018. The maturity date for the NPA remained at January 13, 2020.

In addition, the Company and the Manager agreed to dissolve the SPE by April 30, 2018. All cash proceeds and remaining cash proceeds from inventory in the SPE would go to the Manager, except for:

iii.	Up to $20,000 of proceeds to the Company for reimbursement of expenses under the Services Agreement, with the Company waiving any other current or future fees under the Services Agreement.
iv.	Up to $15,000 for third party legal or accounting costs and filing fees for dissolving SPE.

Cash Flows from Operating Activities

Operating activities provided $2,365,000 of cash during the three months ended March 31, 2018. Our net loss during the three months ended March 31, 2018 of $2,374,000 was offset by $353,000 of depreciation and amortization, $67,000 of stock-based compensation, and $40,000 of amortization of debt issue costs related to our NPA. Changes in operating assets and liabilities provided $4,279,000 of cash during the three months ended March 31, 2018.

Operating activities used $1,079,000 of cash during the three months ended March 31, 2017. Our net loss during the three months ended March 31, 2017 of $746,000 was offset by $356,000 of depreciation and amortization, $119,000 of stock-based compensation, and $990,000 of amortization of debt issue costs related to our NPA. Changes in operating assets and liabilities used $1,798,000 of cash during the three months ended March 31, 2017.

Cash Flows from Investing Activities

During the three months ended March 31, 2018, we capitalized $129,000 of website development costs and purchased $5,000 of property and equipment.

During the three months ended March 31, 2017, we capitalized $136,000 of website development costs and purchased $4,000 of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2018, we made payments of $3,000 under our capital lease obligations.

During the three months ended March 31, 2017, we received $8,572,000 in proceeds under our NPA and paid $302,000 in costs associated with the NPA. In addition, we repaid $8,080,000 of principal under the previous facility and made payments of $3,000 under our capital lease obligations.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity, stabilization of the market, the leveraging of our platform and whether our lender will waive a covenant default and whether we can procure a new lender.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors contained in our Annual Report for the year ended December 31, 2017. Further, we may be subject to internal matters affecting our lender. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

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

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Consultants (1)	January – March 2018	6,000 shares of common stock	Consulting services
Yasemin Kaya	January 3, 2018	45,000 shares of common stock	Restricted Stock Agreement

(1)	Issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

uSell.com, Inc.

May 21, 2018	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer
(Principal Executive Officer)

May 21, 2018	/s/ Jennifer Calabrese
Jennifer Calabrese
Chief Financial Officer and
Executive Vice President of Finance
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-K	3/30/17	3.2
3.2	Second Amended and Restated Bylaws	S-1	9/21/12	3.16
3.2(a)	Amendment to Second Amended and Restated Bylaws	8-K	11/7/14	3.1
10.1	Second Amended and Restated Secured Term Note ***	8-K	5/10/18	10.2
10.2	Forbearance and Third Amendment Agreement ***	8-K	5/10/18	10.1
10.3	Letter Agreement dissolving LLC				Filed
10.4	2008 Equity Incentive Plan, as amended	10-K	3/30/17	10.3
10.5	Form of Services Agreement dated January 13, 2017	8-K	1/19/17	10.1
10.6	Form of Contribution Agreement dated January 13, 2017	8-K	1/19/17	10.2
10.7	Form of Non-Compete and Confidentiality Agreement – Scott and Brian Tepfer*	8-K	1/19/17	10.3
10.8	Form of Non-Compete and Confidentiality Agreement – Raman*	8-K	1/19/17	10.4
10.9	Form of Note Purchase Agreement dated January 13, 2017 ***	8-K	1/19/17	10.5
10.10	Form of Secured Term Note dated January 13, 2017	8-K	1/19/17	10.6
10.11	Form of Security Agreement dated January 13, 2017 ***	8-K	1/19/17	10.7
10.12	Form of Subsidiary Guaranty dated January 13, 2017 ***	8-K	1/19/17	10.8
10.13	Form of Trademark Security Agreement dated January 13, 2017 ***	8-K	1/19/17	10.9
10.14	Form of Pledge Agreement dated January 13, 2017 ***	8-K	1/19/17	10.10
10.15	Form of Amendment to Management Agreement - Raman, Brauser and Scott and Brian Tepfer *	8-K	1/19/17	10.11
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Management contract or compensatory plan or arrangement.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

*** Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 171 Madison Avenue, 17 th Floor, New York, New York 10016.