Form 10-Q
period 2018-06-30
usell.com, Inc.
filed 2018-08-14
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2018
Common Stock, $0.0001 par value per share	28,351,999 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$275,675	$390,810
Restricted cash	2,170,678	942,274
Accounts receivable, net	121,304	236,674
Inventory	4,719,755	10,642,531
Due from related party	—	139,333
Prepaid expenses and other current assets	134,356	99,381
Total Current Assets	7,421,768	12,451,003

Property and equipment, net	162,282	188,056
Intangible assets, net	2,560,208	2,948,294
Capitalized technology, net	845,981	868,449
Other assets	61,750	61,750

Total Assets	$11,051,989	$16,517,552

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,683,340	$1,787,571
Accrued expenses	1,128,930	1,165,348
Deferred revenue	471,728	394,780
Promissory note payable	5,105,670	8,325,355
Capital lease obligation	14,976	14,400
Total Current Liabilities	9,404,644	11,687,454

Capital lease obligation, net of current portion	38,418	46,053
Total Liabilities	9,443,062	11,733,507

Stockholders’ Equity:
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; no shares issued and outstanding	—	—
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; no shares issued and outstanding	—	—
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; no shares issued and outstanding	—	—
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 43,333,333 shares authorized; 28,347,999 shares and 28,290,999 shares issued and outstanding, respectively	2,835	2,829
Additional paid in capital	75,651,623	75,469,350
Accumulated deficit	(74,045,531)	(70,688,134)
Total Stockholders’ Equity	1,608,927	4,784,045

Total Liabilities and Stockholders’ Equity	$11,051,989	$16,517,552

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$19,258,069	$24,637,472	$33,431,673	$52,268,971

Cost of Revenue	18,654,881	23,645,261	33,447,041	48,548,519

Gross Profit (Loss)	603,188	992,211	(15,368)	3,720,452

Operating Expenses:
Sales and marketing	195,906	486,295	477,271	1,084,774
General and administrative	1,083,531	1,307,633	2,183,118	2,894,497
Total operating expenses	1,279,437	1,793,928	2,660,389	3,979,271
Loss from Operations	(676,249)	(801,717)	(2,675,757)	(258,819)

Other Expense:
Interest expense	(307,345)	(346,550)	(681,640)	(1,635,929)
Total Other Expense	(307,345)	(346,550)	(681,640)	(1,635,929)

Net Loss	$(983,594)	$(1,148,267)	$(3,357,397)	$(1,894,748)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.03)	$(0.06)	$(0.12)	$(0.09)

Weighted average number of common shares outstanding during the period - basic and diluted	28,343,999	20,143,559	28,340,270	20,140,297

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,357,397)	$(1,894,748)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	703,054	723,191
Stock based compensation expense	182,279	242,208
Amortization of debt issue costs into interest expense	80,315	1,026,656
Changes in operating assets and liabilities:
Accounts receivable	115,370	178,456
Inventory	5,922,776	(778,425)
Due from related party	139,333	(390,675)
Prepaid and other current assets	(34,975)	(15,808)
Other assets	—	12,608
Accounts payable	895,769	(230,145)
Accrued expenses	(36,418)	503,253
Deferred revenues	76,948	(124,604)
Net Cash, Cash Equivalents and Restricted Cash Provided by (Used in) Operating Activities	4,687,054	(748,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(261,956)	(269,977)
Cash paid to purchase property and equipment	(4,770)	(9,320)
Net Cash, Cash Equivalents and Restricted Cash Used in Investing Activities	(266,726)	(279,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	8,572,400
Principal repayments of note payable	(3,300,000)	(8,080,000)
Payment of capital lease obligations	(7,059)	(6,095)
Cash paid for debt issue costs	—	(301,509)
Net Cash, Cash Equivalents and Restricted Cash (Used in) Provided by Financing Activities	(3,307,059)	184,796

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,113,269	(842,534)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,333,084	2,639,486

Cash, Cash Equivalents and Restricted Cash - End of Period	$2,446,353	$1,796,952

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$640,203	$500,602
Taxes	$900	$7,177

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment through capital leases	$—	$14,686

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

Going Concern Consideration

At June 30, 2018, the Company had cash and cash equivalents of $276,000, a working capital deficit of $1,983,000 and an accumulated deficit of $74,046,000. In addition, the Company generated a net loss of $3,357,000 for the six months ended June 30, 2018. As a result of the downturn in the Company's business relating in part to the disruptions in key global markets, the Company did not meet one of the financial covenants under the January 2017 Note Purchase Agreement ("NPA") and therefore was in default under the agreement for the quarter ended March 31, 2018. The Lender granted the Company a forbearance of existing remedies on the default until September 30, 2018 (see Notes 5 and 11). The Company does not yet have a history of financial stability and may continue to generate operating losses for the foreseeable future. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Management plans to address this uncertainty through further implementation of its business plan or by continuing to raise funds through debt and/or equity. There can be no assurances that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC (the “2017 10-K”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2017 and 2016. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the 2017 10-K. The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers and are recorded net of allowances for cash discounts, doubtful accounts, and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $1,317 at June 30, 2018 and $0 at December 31, 2017.

Inventory, net

Inventory, comprised of all finished goods, is stated at the lower of cost (average cost method) or net realizable value. Inventory is recorded net of allowances.

Allowances for slow-moving or obsolete inventory are provided based on historical experience of a variety of factors, including sales volume, product life and levels of inventory at the end of the period. The change in the provision for slow-moving inventory amounted to $0 and $91,000 for the three months ended June 30, 2018 and 2017, respectively, and $8,000 and $30,000 for the six months ended June 30, 2018 and 2017, respectively. The inventory reserve was $75,000 and $285,000 as of June 30, 2018 and December 31, 2017, respectively.

Substantially all of the Company’s inventory purchases are paid for before inventory is received in the Company’s warehouse. Prepaid inventory amounted to approximately $1,078,000 and $474,000 at June 30, 2018 and December 31, 2017, respectively, and is included in inventory, net in the accompanying condensed consolidated balance sheets.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2018 using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2018, and to its existing contracts for which revenue earned through December 31, 2017 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity.

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

Principal Device Revenue

The Company, through We Sell Cellular, generates revenue from the sales of its cellular telephones and related equipment. The Company recognizes revenue “FOB shipping point” on such sales. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave the Company’s warehouse. Payment terms generally require payment once an order is placed. The Company allows customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. The estimate of the allowance for product returns amounted to approximately $340,000 and $267,000 at June 30, 2018 and December 31, 2017, respectively, and is recorded in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Shipping and Handling Costs

Shipping and handling costs included in cost of revenue were approximately $60,000 and $138,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $123,000 and $322,000 for the six months ended June 30, 2018 and 2017, respectively.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $6,000 and $10,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $15,000 and $21,000 for the six months ended June 30, 2018 and 2017, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At June 30, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2018	2017
Unvested Restricted Stock	97,916	170,000
Vested and Unvested Restricted Stock Units	476,353	743,020
Stock Options	429,000	646,998
Stock Warrants	797,083	797,083
	1,800,352	2,357,101

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)” (“ASU 2016-16”), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted using a modified retrospective transition approach. The Company adopted the standard on January 1, 2018. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted the standard on January 1, 2018. The adoption of this standard did not have an effect on the Company’s financial position or results of operations.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

Note 3 - Intangible Assets

Intangible assets, net is as follows:

June 30, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(998,848)	$1,623,152
Customer Relationships	5	2,008,000	(1,070,944)	937,056
eBay Reputation Relationship	1	369,000	(369,000)	—
Non-Compete Agreement	1	283,000	(283,000)	—
Intangible assets, net		$5,282,000	$(2,721,792)	$2,560,208

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(811,564)	$1,810,436
Customer Relationships	5	2,008,000	(870,142)	1,137,858
eBay Reputation Relationship	1	369,000	(369,000)	—
Non-Compete Agreement	1	283,000	(283,000)	—
Intangible assets, net		$5,282,000	$(2,333,706)	$2,948,294

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $194,000 for the three months ended June 30, 2018 and 2017 and $388,000 for the six months ended June 30, 2018 and 2017, respectively.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2018 (remaining six months)	$388,086
2019	776,171
2020	709,227
2021	374,571
2022	312,153
$2,560,208

Note 4 – Capitalized Technology, Net

Capitalized technology consists of the following:

	June 30, 2018	December 31, 2017
Gross value	$3,969,644	$3,707,688
Accumulated amortization	(3,123,663)	(2,839,239)
Net value	$845,981	$868,449

Capitalized technology is amortized on a straight-line basis over estimated useful lives of three years. Amortization expense amounted to $141,000 and $159,000 for the three months ended June 30, 2018 and 2017, respectively, and $284,000 and $307,000 for the six months ended June 30, 2018 and 2017, respectively, and is included in cost of revenue.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2018 (remaining six months)	$259,226
2019	377,972
2020	183,739
2021	25,044
$845,981

Note 5 - Promissory Note

At June 30, 2018, the Company’s Note (as defined below) is comprised of the following:

Total Notes	$5,360,000
Less: Unamortized discount and debt issue costs	(254,330)
Total Notes, net of unamortized discount and debt issue costs	$5,105,670

As a result of the downturn in the Company’s business relating in part to the disruptions in key global markets, the Company did not meet one of the financial covenants under the NPA and therefore was in default under the agreement for the quarter ended March 31, 2018. On May 4, 2018, the Company entered into a Forbearance and Third Amendment Agreement, pursuant to which the Lender granted the Company a forbearance of existing remedies of its default under one of its financial covenants (the “Default”) until June 30, 2018. On July 5, 2018, the Lender extended the forbearance until September 30, 2018 (see Note 11). In addition, the Company amended the terms of its financial covenant related to its debt coverage ratio and repaid $3,304,068 of the NPA, inclusive of $4,068 of accrued interest. On May 4, 2018, the Company entered into a Second Amended and Restated Secured Term Note, pursuant to which the NPA’s interest rate was increased from 15.0% to 16.0% commencing June 1, 2018. The maturity date for the NPA remained at January 13, 2020. The Company cannot provide assurance that it will be able to meet its financial covenants for the quarter ended September 30, 2018 and cannot provide assurance that the Lender will continue to provide a forbearance. If the Company is unable to obtain a waiver from the Lender, the Lender will be able to foreclose on all of the Company’s assets and the Company will have to cease operations. Accordingly, the Company has classified the NPA as a current liability.

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

The Company recorded a discount on the secured term note (the “Note”) of $88,000 which is being accreted to non-cash interest expense over the contractual term of the Note. During the three months ended June 30, 2018 and 2017, accretion of the discount amounted to $7,000. During the six months ended June 30, 2018 and 2017, accretion of the discount amounted to $15,000 and $7,000, respectively. Contractual interest expense on the Note amounted to $266,000 and $309,000 for the three months ended June 30, 2018 and 2017, respectively, and $599,000 and $568,000 for the six months ended June 30, 2018 and 2017, respectively.

The Company incurred fees associated with the closing of the Note of $360,000. These amounts have been treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Note and are being amortized to interest expense over the contractual term of the Note. During the three months ended June 30, 2018 and 2017, accretion of the fees amounted to $33,000 and $29,000, respectively. During the six months ended June 30, 2018 and 2017, accretion of the fees amounted to $66,000 and $49,000, respectively

Note 6 – Special Purpose Entity

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

The Company and the Manager agreed to dissolve the SPE by April 30, 2018. All cash proceeds and remaining cash proceeds from inventory in the SPE went to the Manager, except for:

i.	$20,000 of proceeds that went to the Company for reimbursement of expenses under the Services Agreement, with the Company waiving any other current or future fees under the Services Agreement and

ii.	Approximately $13,000 for third party legal or accounting costs and filing fees for dissolving the SPE.

The Company provided all administrative, inventory and cash management services necessary to the SPE’s daily operations pursuant to a Services Agreement entered into between the Company and the SPE. The Company and its personnel were not compensated for providing services to the SPE, and the Company was generally responsible for the costs of providing services to the SPE. However, the SPE was responsible for costs directly related to acquiring and refurbishing the SPE’s inventory, shipping, certain tax accounting fees approved by the Manager, and other costs. The Services Agreement allowed the Company to purchase inventory for its account and not for the SPE’s account until the Company had no available capital to purchase inventory.

The Company conducted an evaluation of its involvement with the SPE, which was considered to be a related party business entity in order to determine whether the SPE was a variable interest entity (“VIE”) requiring consolidation or disclosure in the condensed consolidated financial statements of the Company. The SPE was determined to be a related party business entity because the Manager of the SPE was also the Lender to the Company’s NPA, as described in Note 5. The Company evaluated the purpose for which the SPE was created and the nature of the risks in the entity as required by the guidance under ASC 810-10-25, “Consolidation.” Based upon the Company’s analysis, the Company concluded that it was not the primary beneficiary, and therefore, no consolidation was necessary.

Expense reimbursements (recovery) for the three months ended June 30, 2018 amounted to $(10,000), of which $(12,000) was recorded in cost of revenues and $2,000 was recorded in sales and marketing. Expense reimbursements for the three months ended June 30, 2017 amounted to $180,000, of which $106,000 was recorded in cost of revenues and $74,000 was recorded in sales and marketing. Expense reimbursements for the six months ended June 30, 2018 amounted to $78,000, of which $59,000 was recorded in cost of revenues and $19,000 was recorded in sales and marketing. Expense reimbursements for the six months ended June 30, 2017 amounted to $263,000, of which $161,000 was recorded in cost of revenues and $102,000 was recorded in sales and marketing. There were no profit distributions made to the Company from the SPE during the three and six months ended June 30, 2018 and 2017.

Note 7 – Capital Lease Obligations

We are obligated under capital leases under which the aggregate present value of the minimum lease payments amounted to $61,000. The present value of the minimum lease payments was calculated using a discount rate of 8.6%. The future minimum lease payments under the capital lease at June 30, 2018 is as follows:

Years ending December 31,
2018 (remaining six months)	$9,306
2019	18,611
2020	18,611
2021	13,506
2022	549
60,583
Less: Amounts representing interest	7,189
Principal portion	53,394
Less: Current portion	14,976
Capital lease obligations, net of current portion	$38,418

The capital lease obligations are collateralized by underlying property and equipment. As of June 30, 2018, the gross amount of property and equipment under non-cancelable capital leases was $80,000 and the amount of accumulated amortization was $25,000.

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

For the three months ended June 30, 2018 and 2017, a total of $0 and $180,000, respectively, was earned under the Incentive Plan. As of June 30, 2018 and December 31, 2017, $0 and $90,000 is included in accrued expenses.

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

Operating Leases

The Company leases space for operations, sales, customer support and corporate purposes under a lease agreement that expires in August 2018, which it does not intend to renew. The Company also leases space for its warehouse and office under a lease that expires in September 2021. The leases contain provisions requiring the Company to pay maintenance, property taxes and insurance and require scheduled rent increases. Rent expense is recognized on a straight-line basis over the terms of the leases.

Rent expense, amounting to $85,000 and $84,000 for the three months ended June 30, 2018 and 2017, respectively, and $171,000 and $174,000 for the six months ended June 30, 2018 and 2017, respectively, is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 9 - Stock-Based Compensation

Stock Option Grants

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2017	482,000	$1.39	3.2	$—
Granted	—	—
Exercised	—	—
Forfeited or Canceled	(53,000)	(1.68)
Outstanding – June 30, 2018	429,000	$1.36	2.6	$—

Exercisable – June 30, 2018	268,166	$1.73	2.0	$—

The Company recorded non-cash compensation expense of $16,000 and $8,000 for the three months ended June 30, 2018 and 2017, respectively, and $32,000 and $11,000 for the six months ended June 30, 2018 and 2017, respectively, pertaining to stock option grants.

Total unrecognized compensation expense related to unvested stock options at June 30, 2018 amounts to $90,000 and is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes the Company’s stock option activity for non-vested options for the six months ended June 30, 2018:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	240,832	$0.59
Granted	—	—
Vested	(53,331)	(0.62)
Forfeited or Canceled	(26,667)	(0.57)
Balance at June 30, 2018	160,834	$0.59

Warrants

As of June 30, 2018 and December 31, 2017, there were 797,083 warrants outstanding and exercisable, with a weighted average exercise price of $3.19 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at June 30, 2018 and December 31, 2017 was 1.1 and 1.6 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the three and six months ended June 30, 2018 and 2017.

There was no expense pertaining to warrants recorded during the three and six months ended June 30, 2018 and 2017.

Restricted Stock Awards and Restricted Stock Units

During the six months ended June 30, 2018, the Company granted 12,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the dates of grant ranged from $0.03 to $0.36 per share, based upon the closing market price on the grant dates. The aggregate grant date fair value of the awards amounted to $2,000, of which $500 and $2,000 was recorded as compensation expense during the three and six months ended June 30, 2018, respectively.

During the three months ended March 31, 2018, the Company awarded 45,000 shares of restricted common stock to an employee for services provided. The restricted common stock vests quarterly over three years, beginning on the date of grant. The fair value of the common stock on the date of grant was $0.49 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $22,050, of which $2,000 and $4,000 was recorded as compensation expense during the three and six months ended June 30, 2018, respectively.

A summary of the restricted stock award and restricted stock unit activity for the six months ended June 30, 2018 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2017	380,000
Granted	57,000
Forfeited	(16,667)
Vested	(218,250)
Unvested Outstanding at June 30, 2018	202,083

The Company recorded non-cash compensation expense of $99,000 and $116,000 for the three months ended June 30, 2018 and 2017, respectively, and $150,000 and $231,000 for the six months ended June 30, 2018 and 2017, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at June 30, 2018 amounts to $113,000 and is expected to be recognized over a weighted average period of 0.8 years.

Note 10 – Customer and Vendor Concentrations

Customer Concentration

During the three months ended June 30, 2018, no customers represented 10% or more of the Company’s revenues. During the three months ended June 30, 2017, one customer represented at least 10% of revenues, accounting for 11% of the Company’s revenues. During the three months ended June 30, 2018, 60%, 28% and 2% of the Company’s revenues, respectively, were originated in the United States, Europe and Hong Kong, respectively. During the three months ended June 30, 2017, 87%, 4% and 2% of the Company’s revenues, respectively, were originated in the United States, Europe and Hong Kong, respectively.

During the six months ended June 30, 2018, no customers represented 10% or more of the Company’s revenues. During the six months ended June 30, 2017, one customer represented at least 10% of revenues, accounting for 11% of the Company’s revenues. During the six months ended June 30, 2018, 60%, 29% and 3% of the Company’s revenues, respectively, were originated in the United States, Europe and Hong Kong, respectively. During the six months ended June 30, 2017, 58%, 26% and 12% of the Company’s revenues, respectively, were originated in the United States, Europe and Hong Kong, respectively.

At June 30, 2018, one customer represented at least 10% of accounts receivable, accounting for 13% of the Company’s accounts receivable. At December 31, 2017, two customers represented at least 10% of accounts receivable, accounting for 26% and 18% of the Company’s accounts receivable.

Vendor Concentration

During the three months ended June 30, 2018, three vendors represented 10% or more of purchases, accounting for 36%, 26% and 18% of the Company’s purchases. During the three months ended June 30, 2017, two vendors represented at least 10% of purchases, accounting for 73% and 11% of the Company’s purchases.

During the six months ended June 30, 2018, five vendors represented 10% or more of purchases, accounting for 33%, 24%, 14%, 13% and 10% of the Company’s purchases. During the six months ended June 30, 2017, two vendors represented at least 10% of purchases, accounting for 69% and 12% of the Company’s purchases.

At June 30, 2018 and December 31, 2017, one vendor represented 10% or more of accounts payable, accounting for 59% and 82% of accounts payable, respectively.

Note 11 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 5, 2018, the Company entered into a Forbearance and Fourth Amendment Agreement, pursuant to which the Lender granted the Company a forbearance of existing remedies of its default under one of its financial covenants (the “Default”) until September 30, 2018. Further, the Company entered into a Third Amended and Restated Secured Term Note, pursuant to which the operating margin requirements and debt coverage ratio under the NPA were amended. As consideration for entering into the amendment, the Company agreed to pay the Lender a sum of $187,500, which sum was added to the principal balance of the Note. As such, the principal balance of the Note was increased to $5,547,600. The maturity date for the NPA remains at January 13, 2020.

Pursuant to the amendment, the Company agreed to defer payment of all compensation owed to Nik Raman, Scott Tepfer, and the Company’s financial consultants and lawyers until October 1, 2018, except for commission payments to Scott Tepfer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in the 2017 10-K.

The content included on uSell.com and wesellcellular.com is not incorporated in this report.

Overview

uSell is a large market maker of used smartphones. uSell acquires products from both individual sellers, on its website, uSell.com, and from major carriers, big box retailers, and manufacturers through its subsidiary, We Sell Cellular. The Company maximizes the value of these devices by reclassifying them, adding value to them, and moving them throughout the world to those who want them most. In order to serve its global and highly diverse customer base, uSell leverages both a traditional sales force and an online marketplace where professional buyers of used smartphones can buy inventory on-demand. Through participation on uSell’s online platform and through interaction with uSell’s salesforce, buyers can acquire high volumes of inventory in a cost effective manner, while minimizing risk.

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

While a minority of our product is sold directly to consumers via third party eCommerce platforms, the majority of our sales are to professional buyers. These buyers include brick and mortar retailers, online retailers, large and small wholesalers, small repair shops, large refurbishing providers, and insurance companies. Approximately sixty percent of our customer base is in the United States, with the balance abroad. We are able to provide all of our buyers with a low risk, cost-efficient way to acquire inventory. Through participation on uSell’s online marketplace or through interaction with our salesforce, our buyers gain access to the high volume of devices that we acquire through both wholesale and retail means, without taking on the risk and investment involved in marketing directly to consumers or purchasing directly from carriers, big box retailers, and manufacturers.

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

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 2 of our unaudited interim condensed consolidated financial statements found elsewhere in this report and in our 2017 10-K. There have been no material changes to our Critical Accounting Policies during the period covered by this report.

Results of Operations

2018 Financial Highlights

Key financial metrics are as follows:

●	Revenues decreased by $5,379,000, or 22%, to $19,258,000 for the three months ended June 30, 2018, from $24,637,000 for the three months June 30, 2017.
●	Revenues decreased by $18,837,000, or 36%, to $33,432,000 for the six months ended June 30, 2018, from $52,269,000 for the six months June 30, 2017.
●	We had a gross profit of $603,000 for the three months ended June 30, 2018, compared to a gross profit of $992,000 for the same quarter of 2017.
●	We sustained a negative gross profit of $15,000 for the six months ended June 30, 2018, compared to a gross profit of $3,720,000 for the same period of 2017.
●	Operating loss decreased by $125,000, or 16%, to $677,000 for the three months ended June 30, 2018, from $802,000 for the three months ended June 30, 2017.
●	Operating loss increased by $2,416,000, or 933%, to $2,675,000 for the six months ended June 30, 2018, from $259,000 for the six months ended June 30, 2017.
●	Net loss for the three months ended June 30, 2018 was $984,000, compared to $1,148,000 for the three months ended June 30, 2017.
●	Net loss for the six months ended June 30, 2018 was $3,357,000, compared to $1,895,000 for the six months ended June 30, 2017.
●	Adjusted EBITDA, a non-GAAP financial measure, was $(212,000) for the three months ended June 30, 2018, compared to $(311,000) for the three months ended June 30, 2017. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.
●	Adjusted EBITDA was $(1,790,000) for the six months ended June 30, 2018, compared to $706,000 for the six months ended June 30, 2017. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.
●	We had a working capital deficit of $1,983,000 at June 30, 2018.

During the first six months of 2018, we faced substantial challenges due to our inventory position, which was primarily the result of two factors: Apple’s atypical release of two devices in Q4 2017, which created a highly uncertain and volatile pricing environment, and disruptions in key global markets that lasted through the end of Q1 2018. By the middle of Q2 2018, we had liquidated all of our problem inventory, and the market had begun to rebound. As of the filing of this Quarterly Report, the global market has fully stabilized and we are seeing significantly higher margins than we experienced during the first six months of the year.

Despite challenging market conditions during the first half of the year, we made substantial progress along two fronts: we transitioned the vast majority of our We Sell Cellular business online and we dramatically diversified our supplier base. We believe that we have now completed all of the major components of our online platform and have validated the value of our approach. Since launching the platform, we have observed meaningful improvements in many of our key metrics regarding customer growth, customer loyalty, and sales velocity. We have begun the process of going to market with this technology in order to offer a new and much needed demand channel directly to our suppliers. We believe that our suppliers were also impacted negatively by the market events that occurred over the first six months of the year and are interested, more than ever, in new channels that can provide liquid demand at premium prices. We have amassed substantial data indicating that our platform can drive higher average selling prices than those of our suppliers, and we plan to expose this channel directly to one or more of our supply partners through technology integration. While we will continue to run our legacy “Proprietary Trading” business, we have scaled these operations down based on the market opportunity. Our goal, through this new “Platform Partnership” business model, is to develop a new, low risk, high margin line of business that leverages the processes and proprietary technology that we have developed over the last several years.

On the supplier side, we continued to deepen our relationships with existing suppliers, and are now seeing the benefits of a more diversified supplier base. We purchased from 6 suppliers in the quarter ended June 30, 2018, with our largest supplier’s share of purchases decreasing to 36% of our purchases, compared to 73% during the same period in 2017.

On the finance side, our primary lender has requested that we seek to refinance our debt facility with a different party. As further described in Notes 5 and 11 to the financial statements, we failed to meet our operating margin covenant in the quarter ended March 31, 2018. We have signed a forbearance agreement with our lender until September 30, 2018 as we pursue opportunities to refinance the loan. Based on progress on our results and our refinancing efforts, the forbearance agreement (at the sole option of the lender) may be extended. We cannot assure you that we will get an extension from our lender or that we will refinance the loan.

In summary, despite industry-wide challenges towards the end of 2017 and into 2018, we have made substantial progress towards our technological vision. We intend to leverage our platform to create value for both our suppliers and our customers.

Comparison of the Three and Six Months Ended June 30, 2018 to the Three and Six Months Ended June 30, 2017

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2018	2017	(Dollars)	(Percentage)
Revenue	$19,258,000	$24,637,000	$(5,379,000)	(22)%
Cost of Revenue	18,655,000	23,645,000	(4,990,000)	(21)%
Gross Profit	603,000	992,000	(389,000)	(39)%
Operating Expenses:
Sales and Marketing	196,000	486,000	(290,000)	(60)%
General and Administrative	1,084,000	1,308,000	(224,000)	(17)%
Total Operating Expenses	1,280,000	1,794,000	(514,000)	(29)%
Operating Loss	(677,000)	(802,000)	125,000	(16)%
Other Expense, Net	(307,000)	(346,000)	39,000	(11)%
Net Loss	$(984,000)	$(1,148,000)	$164,000	(14)%

	Six Months Ended June 30,		Change	Change
	2018	2017	(Dollars)	(Percentage)
Revenue	$33,432,000	$52,269,000	$(18,837,000)	(36)%
Cost of Revenue	33,447,000	48,549,000	(15,102,000)	(31)%
Gross (Loss) Profit	(15,000)	3,720,000	(3,735,000)	(100)%
Operating Expenses:
Sales and Marketing	477,000	1,085,000	(608,000)	(56)%
General and Administrative	2,183,000	2,894,000	(711,000)	(25)%
Total Operating Expenses	2,660,000	3,979,000	(1,319,000)	(33)%
Operating (Loss) Income	(2,675,000)	(259,000)	(2,416,000)	933%
Other Expense, Net	(682,000)	(1,636,000)	954,000	(58)%
Net Loss	$(3,357,000)	$(1,895,000)	$(1,462,000)	77%

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended June 30,
	2018		2017
Principal Device Revenue	$19,169,000	0%	$24,480,000	99%
Agent Commission Revenue	89,000	100%	153,000	1%
Other	—	0%	4,000	0%
	$19,258,000	100%	$24,637,000	100%

	Six Months Ended June 30,
	2018		2017
Principal Device Revenue	$33,218,000	99%	$51,922,000	99%
Agent Commission Revenue	213,000	1%	331,000	1%
Other	1,000	0%	16,000	0%
	$33,432,000	100%	$52,269,000	100%

Principal Device Revenue decreased by $5,311,000, or 22%, from $24,480,000 for the three months ended June 30, 2017 to $19,169,000 for the three months ended June 30, 2018. Principal Device Revenue decreased by $18,704,000, or 36%, from $51,922,000 for the six months ended June 30, 2017 to $33,218,000 for the six months ended June 30, 2018. The decrease in our Principal Device revenue resulted from our decision to scale down our Proprietary Trading business and purchase more opportunistically.

Agent Commission Revenue decreased by $64,000, or 42%, from $153,000 for the three months ended June 30, 2017 to $89,000 for the three months ended June 30, 2018. Agent Commission Revenue decreased by $118,000, or 36%, from $331,000 for the six months ended June 30, 2017 to $213,000 for the six months ended June 30, 2018. The decrease in Agent Commission Revenue is due to the decline in our uSell.com business, which has been deprioritized in favor of our wholesale business.

Due to the fact that devices sourced through We Sell Cellular are bought and sold using the Principal Device Revenue model, we anticipate that the percentage of the Agent Commission Revenue will remain minimal in the immediate future. However, if we gain traction with our Platform Partnership Model, this will change.

Cost of Revenue

Cost of revenue decreased by $4,990,000, or 21% from $23,645,000 for the three months ended June 30, 2017 to $18,655,000 for the three months ended June 30, 2018. Cost of revenue decreased by $15,102,000, or 31% from $48,549,000 for the six months ended June 30, 2017 to $33,447,000 for the six months ended June 30, 2018. As noted above, our revenue for these periods decreased by 22% and 36%, respectively, which caused a corresponding decrease in our cost of revenue.

Our gross profit was 3.1% for the three months ended June 30, 2018, compared to 4.0% for the three months ended June 30, 2017. Our gross margin loss was (0.0)% for the six months ended June 30, 2018, compared to a gross profit of 7.1% for the six months ended June 30, 2017. This loss was due to the atypical market phenomena that occurred towards the end of last year and into the first quarter of this year.

Sales and Marketing Expenses

Sales and marketing expense decreased $290,000, or 60%, from $486,000 during the three months ended June 30, 2017 to $196,000 during the three months ended June 30, 2018. Sales and marketing expense decreased $608,000, or 56%, from $1,085,000 during the six months ended June 30, 2017 to $477,000 during the six months ended June 30, 2018. The decrease is primarily attributable to the lower fees paid as a result of the decreased eBay sales during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017. Our primary sales and marketing expenses concentrated on paying out sales commissions and selling fees. Because the vast majority of our sales and marketing expenses are paid to third party selling platforms, such as eBay and Amazon, any increases or decreases in these expenses are directly tied to sales for the period.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to stock grants and option grants for services. Non-cash compensation expense amounted to $115,000 and $124,000 for the three months ended June 30, 2018 ad 2017, respectively, and $182,000 and $242,000 for the six months ended June 30, 2018 ad 2017, respectively.

Excluding non-cash compensation expense, general and administrative expenses for the three months ended June 30, 2018 decreased by $215,000, or 18%, compared to the three months ended June 30, 2017. Excluding non-cash compensation expense, general and administrative expenses for the six months ended June 30, 2018 decreased by $651,000, or 25%, compared to the six months ended June 30, 2017. The decrease is mainly attributable to a decrease in payroll and payroll-related expenses.

Other Expense

Other expense during the three and six months ended June 30, 2018 and 2017 is comprised of interest expense attributable to the contractual interest expense and amortization of debt issue costs on the NPA.

Non-GAAP Financial Measures - Adjusted EBITDA

We make reference to “Adjusted EBITDA” which is a measure of financial performance not calculated in accordance with GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.

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

The following table presents Adjusted EBITDA, a non-GAAP financial measure, and provides a reconciliation of Adjusted EBITDA to the directly comparable GAAP measure reported in the Company’s consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(984,000)	$(1,148,000)	$(3,357,000)	$(1,895,000)
Stock-based compensation expense	115,000	124,000	182,000	242,000
Depreciation and amortization	350,000	367,000	703,000	723,000
Interest expense	307,000	346,000	682,000	1,636,000
Adjusted EBITDA	$(212,000)	$(311,000)	$(1,790,000)	$706,000

Liquidity and Capital Resources

At June 30, 2018, we had cash and cash equivalents of $276,000, a working capital deficit of $1,983,000 and an accumulated deficit of $74,046,000. In addition, we generated a net loss of $3,357,000 for the six months ended June 30, 2018. We do not yet have a sustained history of financial stability and may continue to generate operating losses for the foreseeable future. Since the acquisition of We Sell Cellular, we have relied on institutional debt to provide our working capital and complete the We Sell Cellular acquisition. Prior to the acquisition, our principal source of liquidity had been the issuances of convertible debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through August 2019. Management plans to address this uncertainty through further implementation of its business plan or by continuing to raise funds through debt and/or equity. There can be no assurances that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Our cash flow has been significantly impacted by the We Sell Cellular acquisition. On January 13, 2017, we entered into the NPA with a lender pursuant to which we issued the lender a secured term note in the principal amount of $8,660,000 at an original issue discount of 1%, for gross proceeds of $8,572,400. The NPA requires repayment of principal in January 2020 and bears interest at an annual rate of 15.00%, which interest is due and payable monthly in arrears. In addition, the lender from whom the Company borrowed the funds under the NPA, established an SPE with the Company. Under the SPE, the lender provided $5 million of equity capital to purchase smartphones and similar inventory. The Company entered into a Services Agreement with the SPE and was to provide all necessary services including inventory management. The Company was to receive a percentage of the SPE’s profits, if any. We received no distributions from the SPE, which has been dissolved.

As a result of the downturn in our business relating in part to the disruptions in key global markets, we did not meet one of the financial covenants under the NPA and therefore we were in default under the agreement for the quarter ended March 31, 2018. On May 4, 2018, we entered into a Forbearance and Third Amendment Agreement, and on July 5, 2018, we entered into a Forbearance and Fourth Amendment Agreement, pursuant to which the Lender granted us a forbearance of existing remedies of our default under one of our financial covenants (the “Default”) until September 30, 2018. In addition, we amended the terms of our financial covenant related to our debt coverage ratio and repaid $3,304,068 of the NPA, inclusive of $4,068 of accrued interest. On May 4, 2018, we entered into a Second Amended and Restated Secured Term Note, pursuant to which the NPA’s interest rate was increased from 15.0% to 16.0% commencing June 1, 2018. On July 5, 2018, we entered into a Third Amended and Restated Secured Term Note, pursuant to which the operating margin requirements and debt coverage ratio under the NPA were amended. As consideration for entering into the amendment, we agreed to pay the Lender a sum of $187,500, which sum was added to the principal balance of the Note. As such, the principal balance of the Note was increased to $5,547,600. The maturity date for the NPA remains at January 13, 2020. We cannot provide assurance that we will be able to meet our financial covenants for the quarter ended September 30, 2018 and quarters thereafter and cannot provide assurance that the Lender will waive any potential default. If we are unable to obtain a waiver from the Lender, the Lender will be able to foreclose on all of our assets and we will have to cease operations.

 In addition, the Company and the Manager dissolved the SPE. All cash proceeds and remaining cash proceeds from inventory in the SPE went to the Manager, except for:

i.	$20,000 of proceeds to went to the Company for reimbursement of expenses under the Services Agreement, with the Company waiving any other current or future fees under the Services Agreement.
ii.	Approximately $13,000 for third party legal or accounting costs and filing fees for dissolving SPE.

Cash Flows from Operating Activities

Operating activities provided $4,687,000 of cash during the six months ended June 30, 2018. Our net loss during the six months ended June 30, 2018 of $3,357,000 was offset by $703,000 of depreciation and amortization, $182,000 of stock-based compensation, and $80,000 of amortization of debt issue costs related to our NPA. Changes in operating assets and liabilities provided $7,079,000 of cash during the six months ended June 30, 2018.

Operating activities used $748,000 of cash during the six months ended June 30, 2017. Our net loss during the six months ended June 30, 2017 of $1,895,000 was offset by $723,000 of depreciation and amortization, $242,000 of stock-based compensation, and $1,027,000 of amortization of debt issue costs related to our NPA. Changes in operating assets and liabilities used $845,000 of cash during the six months ended June 30, 2017.

Cash Flows from Investing Activities

During the six months ended June 30, 2018, we capitalized $262,000 of website development costs and purchased $5,000 of property and equipment.

During the six months ended June 30, 2017, we capitalized $270,000 of website development costs and purchased $9,000 of property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, we repaid $3,300,000 of principal under our NPA and made payments of $3,000 under our capital lease obligations.

During the six months ended June 30, 2017, we received $8,572,000 in proceeds under our NPA and paid $302,000 in costs associated with the NPA. In addition, we repaid $8,080,000 of principal under the previous facility and made payments of $6,000 under our capital lease obligations.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity, implementation of our business plan and platform, our ability to raise future capital, stabilization of the market and our future operations.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to refinance our debt, the continued viability of our new technology platform and suppliers willingness to use it, and the Risk Factors contained in our Annual Report for the year ended December 31, 2017. Further, we may be subject to internal matters affecting our lender. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

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

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Consultants (1)	April – July 2018	8,000 shares of common stock	Consulting services

(1)	Issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

uSell.com, Inc.

August 14, 2018	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended	10-K	3/31/15	3.1
3.2	Second Amended and Restated Bylaws	10-K	3/30/17	3.2
10.1	Form of Forbearance and Fourth Amendment Agreement dated July 2, 2018***	8-K	7/11/18	10.1
10.2	Form of Third Amended and Restated Secured Term Note dated July 2, 2018***	8-K	7/11/18	10.2
10.3	Letter Agreement dissolving LLC	10-Q	5/21/18	10.3
10.4	Form of Forbearance and Third Amendment Agreement dated May 4, 2018 ***	8-K	5/10/18	10.1
10.5	Form of Second Amended and Restated Secured Term Note ***	8-K	5/10/18	10.2
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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