Form 10-Q
period 2018-09-30
usell.com, Inc.
filed 2018-11-19
CIK 1271075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-50494

uSell.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0412432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 West 18th Street, Suite 11-03 New York, NY	10011
(Address of principal executive offices)	(Zip Code)

(212) 213-6805

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 19, 2018
Common Stock, $0.0001 par value per share	28,357,999 shares

uSell.com, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,104,560	$390,810
Restricted cash	2,875,638	942,274
Accounts receivable, net	198,376	236,674
Inventory	3,551,844	10,642,531
Due from related party	—	139,333
Prepaid expenses and other current assets	137,880	99,381
Total Current Assets	7,868,298	12,451,003

Property and equipment, net	147,706	188,056
Intangible assets, net	2,366,165	2,948,294
Capitalized technology, net	823,138	868,449
Other assets	71,113	61,750

Total Assets	$11,276,420	$16,517,552

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,390,026	$1,787,571
Accrued expenses	854,759	1,165,348
Deferred revenue	211,991	394,780
Promissory note payable	5,565,046	8,325,355
Capital lease obligation	15,273	14,400
Total Current Liabilities	10,037,095	11,687,454

Capital lease obligation, net of current portion	34,486	46,053
Total Liabilities	10,071,581	11,733,507

Stockholders’ Equity:
Convertible Series A preferred stock; $0.0001 par value; 325,000 shares authorized; no shares issued and outstanding	—	—
Convertible Series B preferred stock; $0.0001 value per share; 4,000,000 shares authorized; no shares issued and outstanding	—	—
Convertible Series C preferred stock; $0.0001 value per share; 146,667 shares authorized; no shares issued and outstanding	—	—
Convertible Series E preferred stock; $0.0001 value per share; 103,232 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 43,333,333 shares authorized; 28,353,999 shares and 28,290,999 shares issued and outstanding, respectively	2,835	2,829
Additional paid in capital	75,730,573	75,469,350
Accumulated deficit	(74,528,569)	(70,688,134)
Total Stockholders’ Equity	1,204,839	4,784,045

Total Liabilities and Stockholders’ Equity	$11,276,420	$16,517,552

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$17,178,535	$28,872,702	$50,610,208	$81,141,673

Cost of Revenue	16,141,272	27,314,910	49,588,313	75,863,429

Gross Profit (Loss)	1,037,263	1,557,792	1,021,895	5,278,244

Operating Expenses:
Sales and marketing	136,404	532,757	613,675	1,617,531
General and administrative	914,906	1,312,713	3,098,024	4,207,210
Total operating expenses	1,051,310	1,845,470	3,711,699	5,824,741
Loss from Operations	(14,047)	(287,678)	(2,689,804)	(546,497)

Other Expense:
Interest expense	(468,991)	(337,352)	(1,150,631)	(1,973,281)

Net Loss	$(483,038)	$(625,030)	$(3,840,435)	$(2,519,778)

Basic and Diluted Loss per Common Share:
Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.14)	$(0.13)

Weighted average number of common shares outstanding during the period - basic and diluted	28,349,977	20,150,640	28,343,541	20,143,783

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,840,435)	$(2,519,778)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,050,846	1,082,093
Stock based compensation expense	261,229	374,335
Interest and forbearance fees added to principal balance of note payable	419,219	—
Amortization of debt issue costs into interest expense	120,472	1,063,545
Changes in operating assets and liabilities:
Accounts receivable	38,298	33,985
Inventory	7,090,687	1,216,046
Due from related party	139,333	48,991
Prepaid and other current assets	(38,499)	35,307
Other assets	(9,363)	12,608
Accounts payable	1,602,455	(120,222)
Accrued expenses	(310,589)	449,655
Deferred revenues	(182,789)	(144,946)
Net Cash, Cash Equivalents and Restricted Cash Provided by Operating Activities	6,340,864	1,531,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(378,286)	(406,703)
Cash paid to purchase property and equipment	(4,770)	(18,770)
Net Cash, Cash Equivalents and Restricted Cash Used in Investing Activities	(383,056)	(425,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	8,572,400
Principal repayments of note payable	(3,300,000)	(8,080,000)
Payment of capital lease obligations	(10,694)	(9,456)
Cash paid for debt issue costs	—	(310,129)
Net Cash, Cash Equivalents and Restricted Cash (Used in) Provided by Financing Activities	(3,310,694)	172,815

Net Increase in Cash, Cash Equivalents and Restricted Cash	2,647,114	1,278,961
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,333,084	2,639,486

Cash, Cash Equivalents and Restricted Cash - End of Period	$3,980,198	$3,918,447

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$876,741	$806,059
Taxes	$3,789	$18,193

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment through capital leases	$—	$14,686

See accompanying notes to unaudited interim condensed consolidated financial statements.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018
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

Going Concern Consideration

At September 30, 2018, the Company had cash and cash equivalents of $1,105,000, a working capital deficit of $2,169,000 and an accumulated deficit of $74,529,000. In addition, the Company generated a net loss of $3,840,000 for the nine months ended September 30, 2018. As a result of the downturn in the Company’s business relating in part to the disruptions in key global markets, the Company did not meet one of the financial covenants under the January 2017 Note Purchase Agreement (“NPA”) and therefore was in default under the agreement for the quarter ended March 31, 2018. The Lender granted the Company a forbearance of existing remedies on the default until December 3, 2018 (see Notes 5 and 11). The Company does not yet have a history of financial stability and may continue to generate operating losses for the foreseeable future. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Management plans to address this uncertainty through further implementation of its business plan or by continuing to raise funds through debt and/or equity. There can be no assurances that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC (the “2017 10-K”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2017 and 2016. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the 2017 10-K. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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
September 30, 2018
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

Accounts Receivable

Accounts receivable represent obligations from the Company’s customers and are recorded net of allowances for cash discounts, doubtful accounts, and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $1,317 at September 30, 2018 and $0 at December 31, 2017.

Inventory, net

Inventory, comprised of all finished goods, is stated at the lower of cost (average cost method) or net realizable value. Inventory is recorded net of allowances.

Allowances for slow-moving or obsolete inventory are provided based on historical experience of a variety of factors, including sales volume, product life and levels of inventory at the end of the period. The inventory reserve was $106,000 and $285,000 as of September 30, 2018 and December 31, 2017, respectively.

Substantially all of the Company’s inventory purchases are paid for before inventory is received in the Company’s warehouse. Prepaid inventory amounted to approximately $212,000 and $474,000 at September 30, 2018 and December 31, 2017, respectively, and is included in inventory, net in the accompanying condensed consolidated balance sheets.

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
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Principal Device Revenue

The Company, through We Sell Cellular, generates revenue from the sales of its cellular telephones and related equipment. The Company recognizes revenue “FOB shipping point” on such sales. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer when the products leave the Company’s warehouse. Payment terms generally require payment once an order is placed. The Company allows customers to return product within 30 days of shipment if the product is defective. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. The estimate of the allowance for product returns amounted to approximately $358,000 and $267,000 at September 30, 2018 and December 31, 2017, respectively, and is recorded in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Shipping and Handling Costs

Shipping and handling costs included in cost of revenue were approximately $49,000 and $146,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $173,000 and $468,000 for the nine months ended September 30, 2018 and 2017, respectively.

Advertising

Advertising costs are expensed as they are incurred and are included in sales and marketing expenses. Advertising expense amounted to approximately $5,000 and $7,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $20,000 and $31,000 for the nine months ended September 30, 2018 and 2017, respectively.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At September 30, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2018	2017
Unvested Restricted Stock	65,834	141,666
Vested and Unvested Restricted Stock Units	476,353	743,020
Stock Options	427,333	503,667
Stock Warrants	797,083	797,083
	1,766,603	2,185,436

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
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”, which provides additional implementation guidance on the previously issued ASU 2016-02. ASU 2016-02 increases transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

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
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 3 - Intangible Assets

Intangible assets, net is as follows:

September 30, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(1,092,490)	$1,529,510
Customer Relationships	5	2,008,000	(1,171,345)	836,655
eBay Reputation Relationship	1	369,000	(369,000)	—
Non-Compete Agreement	1	283,000	(283,000)	—
Intangible assets, net		$5,282,000	$(2,915,835)	$2,366,165

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	7	$2,622,000	$(811,564)	$1,810,436
Customer Relationships	5	2,008,000	(870,142)	1,137,858
eBay Reputation Relationship	1	369,000	(369,000)	—
Non-Compete Agreement	1	283,000	(283,000)	—
Intangible assets, net		$5,282,000	$(2,333,706)	$2,948,294

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $194,000 for the three months ended September 30, 2018 and 2017 and $582,000 for the nine months ended September 30, 2018 and 2017.

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2018 (remaining three months)	$194,043
2019	776,171
2020	709,226
2021	374,571
2022	312,154
$2,366,165

Note 4 – Capitalized Technology, Net

Capitalized technology consists of the following:

	September 30, 2018	December 31, 2017
Gross value	$4,085,974	$3,707,688
Accumulated amortization	(3,262,836)	(2,839,239)
Net value	$823,138	$868,449

Capitalized technology is amortized on a straight-line basis over estimated useful lives of three years. Amortization expense amounted to $139,000 and $150,000 for the three months ended September 30, 2018 and 2017, respectively, and $424,000 and $456,000 for the nine months ended September 30, 2018 and 2017, respectively, and is included in cost of revenue.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2018 (remaining three months)	$133,090
2019	416,748
2020	222,515
2021	50,785
$823,138

Note 5 - Promissory Note

At September 30, 2018, the Company’s Note (as defined below) is comprised of the following:

Total Notes	$5,779,219
Less: Unamortized discount and debt issue costs	(214,173)
Total Notes, net of unamortized discount and debt issue costs	$5,565,046

As a result of the downturn in the Company’s business relating in part to the disruptions in key global markets, the Company did not meet one of the financial covenants under the NPA and therefore was in default under the agreement for the quarter ended March 31, 2018. The Company entered into a series of forbearance and amendment agreements with the Lender, pursuant to which the Lender granted the Company a forbearance of existing remedies of its default under one if its financial covenants (the “Default”) until September 30, 2018. On October 1, 2018, the Company entered into a Forbearance and Fifth Amendment Agreement (the “Fifth Amendment”) extending the Lender’s forbearance until December 3, 2018 (see Note 11). In addition, the Company amended the terms of its financial covenant related to its operating margin requirements and debt coverage ratio and repaid $3,304,068 of the NPA during the quarter ended September 30, 2018, inclusive of $4,068 of accrued interest. As consideration for entering into the amendments, the Company agreed to pay the Lender a sum of $187,600, which sum was added to the principal balance of the NPA. In addition, during the three months ended September 30, 2018, the Company added an aggregate of $231,600 of interest due to the Lender to the principal balance of the NPA. As a result of these transactions, the principal balance of the Note was increased to $5,779,219.

On May 4, 2018, the Company entered into a Second Amended and Restated Secured Term Note, pursuant to which the NPA’s interest rate was increased from 15.0% to 16.0% commencing June 1, 2018. The maturity date for the NPA remained at January 13, 2020. The Company cannot provide assurance that it will be able to meet its financial covenants for the quarter ended December 31, 2018 and cannot provide assurance that the Lender will continue to provide a forbearance. If the Company is unable to obtain a waiver from the Lender, the Lender will be able to foreclose on all of the Company’s assets and the Company will have to cease operations. Accordingly, the Company has classified the NPA as a current liability.

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

The Company recorded a discount on the secured term note (the “Note”) of $88,000 which is being accreted to non-cash interest expense over the contractual term of the Note. During the three months ended September 30, 2018 and 2017, accretion of the discount amounted to $7,000 and $7,000, respectively. During the nine months ended September 30, 2018 and 2017, accretion of the discount amounted to $22,000 and $7,000, respectively. Contractual interest expense on the Note amounted to $240,000 and $299,000 for the three months ended September 30, 2018 and 2017, respectively, and $839,000 and $867,000 for the nine months ended September 30, 2018 and 2017, respectively.

The Company incurred fees associated with the closing of the Note of $360,000. These amounts have been treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Note and are being amortized to interest expense over the contractual term of the Note. During the three months ended September 30, 2018 and 2017, accretion of the fees amounted to $33,000 and $30,000, respectively. During the nine months ended September 30, 2018 and 2017, accretion of the fees amounted to $99,000 and $78,000, respectively

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 6 – Special Purpose Entity

On January 13, 2017, the Company and the Lender (the “Manager”) formed a special purpose entity as a Delaware limited liability company (the “SPE”), for the purpose of purchasing, refurbishing, repairing and reselling cell phones, smart phones, tablets and related accessories. The Manager is the sole manager of the SPE. The Manager invested $5,200,000 in equity in exchange for all of the membership interests. Of this sum, $5,000,000 was to be used by the SPE for the purchase of approved inventory. Profits from the SPE were to be distributed to the Manager and to the Company based on certain return thresholds, as defined in Limited Liability Company Agreement.

The Company and the Manager dissolved the SPE during the quarter ended June 30, 2018. All cash proceeds and remaining cash proceeds from inventory in the SPE went to the Manager, except for:

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

There were no expense reimbursements recorded for the three months ended September 30, 2018. Expense reimbursements for the three months ended September 30, 2017 amounted to $139,000, of which $100,000 was recorded in cost of revenues and $39,000 was recorded in sales and marketing. Expense reimbursements for the nine months ended September 30, 2018 amounted to $78,000, of which $59,000 was recorded in cost of revenues and $19,000 was recorded in sales and marketing. Expense reimbursements for the nine months ended September 30, 2017 amounted to $402,000, of which $261,000 was recorded in cost of revenues and $141,000 was recorded in sales and marketing. There were no profit distributions made to the Company from the SPE during the three and nine months ended September 30, 2018 and 2017.

Note 7 – Capital Lease Obligations

We are obligated under capital leases under which the aggregate present value of the minimum lease payments amounted to $56,000. The present value of the minimum lease payments was calculated using a discount rate of 8.6%. The future minimum lease payments under the capital lease at September 30, 2018 is as follows:

Years ending December 31,
2018 (remaining three months)	$4,653
2019	18,611
2020	18,611
2021	13,506
2022	549
55,930
Less: Amounts representing interest	6,171
Principal portion	49,759
Less: Current portion	15,273
Capital lease obligations, net of current portion	$34,486

The capital lease obligations are collateralized by underlying property and equipment. As of September 30, 2018, the gross amount of property and equipment under non-cancelable capital leases was $80,000 and the amount of accumulated amortization was $29,000.

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 8 - Commitments and Contingencies

Management Incentive Compensation Plan

On July 27, 2016, the Company adopted its Management Incentive Compensation Plan (the “Incentive Plan”). The Incentive Plan provides that each quarter that the Company meets certain gross EBITDA thresholds, participants will be eligible to receive quarterly bonuses. The Incentive Plan was effective through September 2018. The Incentive Plan provides for minimum bonus eligibility thresholds set at quarterly gross EBITDA levels that ensure that the Company will remain cash-flow positive and in compliance with all debt covenants over the term after payment of bonuses. If the Company does not meet the minimum EBITDA threshold in a given quarter, no bonus is payable under the Incentive Plan for that quarter. Bonuses will be subject to adjustment in the event the Company’s year-end audit results in restatement of a prior quarter’s EBITDA. Effective March 16, 2018, Mr. Nik Raman’s base salary was reduced to $100,000 and Brian Tepfer and Scott Tepfer’s base salaries were reduced to $150,000 per year. Each of them also agreed to waive any bonuses due to them under the Incentive Plan.

For the three months ended September 30, 2018 and 2017, a total of $0 and $180,000, respectively, was earned under the Incentive Plan. As of September 30, 2018 and December 31, 2017, $0 and $90,000 is included in accrued expenses.

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

Operating Leases

The Company leases space for its warehouse and office under a lease that expires in September 2021. The lease contains provisions requiring the Company to pay maintenance, property taxes and insurance and require scheduled rent increases. Rent expense is recognized on a straight-line basis over the terms of the leases.

Rent expense, amounting to $92,000 and $86,000 for the three months ended September 30, 2018 and 2017, respectively, and $263,000 and $260,000 for the nine months ended September 30, 2018 and 2017, respectively, is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 9 - Stock-Based Compensation

Stock Option Grants

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2017	482,000	$1.39	3.2	$—
Granted	—	—
Exercised	—	—
Forfeited or Canceled	(54,667)	(1.72)
Outstanding – September 30, 2018	427,333	$1.35	2.4	$—

Exercisable – September 30, 2018	289,834	$1.65	1.9	$—

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

The Company recorded non-cash compensation expense of $15,000 and $17,000 for the three months ended September 30, 2018 and 2017, respectively, and $47,000 and $28,000 for the nine months ended September 30, 2018 and 2017, respectively, pertaining to stock option grants.

Total unrecognized compensation expense related to unvested stock options at September 30, 2018 amounts to $75,000 and is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes the Company’s stock option activity for non-vested options for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	240,832	$0.59
Granted	—	—
Vested	(76,666)	(0.62)
Forfeited or Canceled	(26,667)	(0.57)
Balance at September 30, 2018	137,499	$0.58

Warrants

As of September 30, 2018 and December 31, 2017, there were 797,083 warrants outstanding and exercisable, with a weighted average exercise price of $3.19 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at September 30, 2018 and December 31, 2017 was 0.8 and 1.6 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the three and nine months ended September 30, 2018 and 2017.

There was no expense pertaining to warrants recorded during the three and nine months ended September 30, 2018 and 2017.

Restricted Stock Awards and Restricted Stock Units

During the nine months ended September 30, 2018, the Company granted 18,000 fully vested shares of common stock to an advisor for services provided. The fair value of the common stock on the dates of grant ranged from $0.03 to $0.36 per share, based upon the closing market price on the grant dates. The aggregate grant date fair value of the awards amounted to $3,000, of which $1,000 and $3,000 was recorded as compensation expense during the three and nine months ended September 30, 2018, respectively.

During the three months ended March 31, 2018, the Company awarded 45,000 shares of restricted common stock to an employee for services provided. The restricted common stock vests quarterly over three years, beginning on the date of grant. The fair value of the common stock on the date of grant was $0.49 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the award amounted to $22,050, of which $2,000 and $6,000 was recorded as compensation expense during the three and nine months ended September 30, 2018, respectively.

A summary of the restricted stock award and restricted stock unit activity for the nine months ended September 30, 2018 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2017	380,000
Granted	63,000
Forfeited	(16,667)
Vested	(258,416)
Unvested Outstanding at September 30, 2018	167,917

uSell.com, Inc and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

The Company recorded non-cash compensation expense of $64,000 and $115,000 for the three months ended September 30, 2018 and 2017, respectively, and $214,000 and $346,000 for the nine months ended September 30, 2018 and 2017, respectively.

Total unrecognized compensation expense related to unvested stock awards and unvested restricted stock units at September 30, 2018 amounts to $50,000 and is expected to be recognized over a weighted average period of 0.8 years.

Note 10 – Customer and Vendor Concentrations

Customer Concentration

During the three months ended September 30, 2018 and 2017, no customers represented 10% or more of the Company’s revenues. During the three months ended September 30, 2018, 53%, 35% and 2% of the Company’s revenues, respectively, were originated in the United States, Europe and Hong Kong, respectively. During the three months ended September 30, 2017, 62%, 19% and 13% of the Company’s revenues, respectively, were originated in the United States, Europe and Hong Kong, respectively.

During the nine months ended September 30, 2018 and 2017, no customers represented 10% or more of the Company’s revenues. During the nine months ended September 30, 2018, 58%, 31% and 3% of the Company’s revenues, respectively, were originated in the United States, Europe and Hong Kong, respectively. During the nine months ended September 30, 2017, 67%, 16% and 12% of the Company’s revenues, respectively, were originated in the United States, Europe and Hong Kong, respectively.

At September 30, 2018, two customers represented at least 10% of accounts receivable, each accounting for 15% of the Company’s accounts receivable. At December 31, 2017, two customers represented at least 10% of accounts receivable, accounting for 26% and 18% of the Company’s accounts receivable.

Vendor Concentration

During the three months ended September 30, 2018, three vendors represented 10% or more of purchases, accounting for 37%, 28% and 13% of the Company’s purchases. During the three months ended September 30, 2017, three vendors represented at least 10% of purchases, accounting for 34%, 33% and 16% of the Company’s purchases.

During the nine months ended September 30, 2018, four vendors represented 10% or more of purchases, accounting for 34%, 25%, 13% and 11% of the Company’s purchases. During the nine months ended September 30, 2017, two vendors represented at least 10% of purchases, accounting for 57% and 20% of the Company’s purchases.

At September 30, 2018 and December 31, 2017, one vendor represented 10% or more of accounts payable, accounting for 65% and 82% of accounts payable, respectively.

Note 11 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Effective October 1, 2018, the Company and the Lender entered into a Forbearance and Fifth Amendment Agreement (the “Amendment”) to the NPA, pursuant to which the Lender agreed to extend the forbearance of existing remedies of default under the NPA until December 3, 2018. In addition, the Amendment amended the operating margin requirements and debt coverage ratio under the NPA.

As consideration for entering into the Amendment, the Company agreed to pay the Lender an initial forbearance fee of $250,000 on the October 1, 2018, with additional forbearance fees accruing on November 19, 2018, November 26, 2018, and December 3, 2018, of $100,000, $125,000, and $150,000, respectively (collectively the “Additional Forbearance Fees”) unless the loan is paid in full. Notwithstanding the above-mentioned accrual dates, the Additional Forbearance Fees are automatically due and payable upon the event of a Forbearance Default, as defined in the NPA. The Company owed $6,029,219 under the NPA as of October 1, 2018. Subsequent to October 1, 2018, the Company made a payment to the Lender bringing the balance due under the NPA to $5,029,219. Pursuant to the terms of the Amendment the Lender agreed to waive the prepayment penalty and accrued default interest under the NPA if the loan is paid in full prior to November 16, 2018.

The Company is in the process of finalizing a new loan agreement with a new senior secured lender, borrowing $4,780,000 from a limited number of investors through the issuance of four-year convertible notes convertible at $0.30 per share and entering into a significant license with a third party relating to the use of the Company’s technology.

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

Results of Operations

2018 Financial Highlights

Key financial metrics are as follows:

●	Revenues decreased by $11,695,000, or 41%, to $17,178,000 for the three months ended September 30, 2018, from $28,873,000 for the three months September 30, 2017.
●	Revenues decreased by $30,532,000, or 38%, to $50,610,000 for the nine months ended September 30, 2018, from $81,142,000 for the nine months September 30, 2017.
●	We had a gross profit of $1,037,000 for the three months ended September 30, 2018, compared to a gross profit of $1,558,000 for the same quarter of 2017.
●	We had a gross profit of $1,022,000 for the nine months ended September 30, 2018, compared to a gross profit of $5,278,000 for the same period of 2017.
●	Operating loss decreased by $274,000, or 95%, to $14,000 for the three months ended September 30, 2018, from $288,000 for the three months ended September 30, 2017.
●	Operating loss increased by $2,142,000, or 392%, to $2,689,000 for the nine months ended September 30, 2018, from $547,000 for the nine months ended September 30, 2017.
●	Net loss for the three months ended September 30, 2018 was $483,000, compared to $625,000 for the three months ended September 30, 2017.
●	Net loss for the nine months ended September 30, 2018 was $3,840,000, compared to $2,520,000 for the nine months ended September 30, 2017.
●	Adjusted EBITDA, a non-GAAP financial measure, was $413,000 for the three months ended September 30, 2018, compared to $203,000 for the three months ended September 30, 2017. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.
●	Adjusted EBITDA was $(1,377,000) for the nine months ended September 30, 2018, compared to $909,000 for the nine months ended September 30, 2017. See “Non-GAAP Financial Measure - Adjusted EBITDA” below.
●	We had a working capital deficit of $2,169,000 at September 30, 2018.

During the first six months of 2018, we faced substantial challenges due to our inventory position, which was primarily the result of two factors: Apple’s atypical release of two devices in Q4 2017, which created a highly uncertain and volatile pricing environment, and disruptions in key global markets that lasted through the end of Q1 2018. By the middle of Q2 2018, we had liquidated all of our problem inventory, and the market had begun to rebound. This rebound continued throughout Q3 of 2018, which resulted in positive EBITDA and substantially higher gross margins.

Despite challenging market conditions during the first half of the year, we made substantial progress along two fronts: we transitioned the vast majority of our We Sell Cellular business online and we dramatically diversified our supplier base. We believe that we have now completed all of the major components of our online platform and have validated the value of our approach. Since launching the platform, we have observed meaningful improvements in many of our key metrics regarding customer growth, customer loyalty, and sales velocity. Earlier in the year, we began the process of going to market with this technology in order to offer a new and much needed demand channel directly to our suppliers. We are now in the process of entering into a significant license with one of our suppliers relating to the use of the Company’s technology. While we will continue to run our legacy “Proprietary Trading” business, we have scaled these operations down based on the market opportunity. Our goal, through this new “Platform Partnership” business model, is to develop a new, low risk, high margin line of business that leverages the processes and proprietary technology that we have developed over the last several years.

On the supplier side, we continued to deepen our relationships with existing suppliers, and are now seeing the benefits of a more diversified supplier base. We purchased from approximately 7 suppliers in the quarter ended September 30, 2018, with our largest supplier’s share of purchases representing 37% of our purchases, compared to 34% during the same period in 2017.

On the finance side, our primary lender has requested that we seek to refinance our debt facility with a different party. As further described in Notes 5 and 11 to the financial statements, we failed to meet our operating margin covenant in the quarter ended March 31, 2018. We have signed a forbearance agreement with our lender until December 3, 2018. We are currently in the process of finalizing a new loan agreement with a new senior secured lender and borrowing $4,780,000 from a limited number of investors through the issue of four-year convertible notes convertible at $0.30 per share.

In summary, despite industry-wide challenges towards the end of 2017 and into 2018, we have made substantial progress towards our technological vision. We intend to leverage our platform to create value for both our suppliers and our customers.

Comparison of the Three and Nine Months Ended September 30, 2018 to the Three and Nine Months Ended September 30, 2017

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2018	2017	(Dollars)	(Percentage)
Revenue	$17,178,000	$28,873,000	$(11,695,000)	(41)%
Cost of Revenue	16,141,000	27,315,000	(11,174,000)	(41)%
Gross Profit	1,037,000	1,558,000	(521,000)	(33)%
Operating Expenses:
Sales and Marketing	136,000	533,000	(397,000)	(74)%
General and Administrative	915,000	1,313,000	(398,000)	(30)%
Total Operating Expenses	1,051,000	1,846,000	(795,000)	(43)%
Operating Loss	(14,000)	(288,000)	274,000	(95)%
Other Expense, Net	(469,000)	(337,000)	(132,000)	39%
Net Loss	$(483,000)	$(625,000)	$142,000	(23)%

	Nine Months Ended September 30,		Change	Change
	2018	2017	(Dollars)	(Percentage)
Revenue	$50,610,000	$81,142,000	$(30,532,000)	(38)%
Cost of Revenue	49,588,000	75,864,000	(26,276,000)	(35)%
Gross (Loss) Profit	1,022,000	5,278,000	(4,256,000)	(81)%
Operating Expenses:
Sales and Marketing	613,000	1,618,000	(1,005,000)	(62)%
General and Administrative	3,098,000	4,207,000	(1,109,000)	(26)%
Total Operating Expenses	3,711,000	5,825,000	(2,114,000)	(36)%
Operating (Loss) Income	(2,689,000)	(547,000)	(2,142,000)	392%
Other Expense, Net	(1,151,000)	(1,973,000)	822,000	(42)%
Net Loss	$(3,840,000)	$(2,520,000)	$(1,320,000)	52%

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended September 30,
	2018		2017
Principal Device Revenue	$17,101,000	100%	$28,730,000	100%
Agent Commission Revenue	77,000	0%	140,000	0%
Other	—	0%	3,000	0%
	$17,178,000	100%	$28,873,000	100%

	Nine Months Ended September 30,
	2018		2017
Principal Device Revenue	$50,320,000	99%	$80,653,000	99%
Agent Commission Revenue	289,000	1%	471,000	1%
Other	1,000	0%	18,000	0%
	$50,610,000	100%	$81,142,000	100%

Principal Device Revenue decreased by $11,629,000, or 40%, from $28,730,000 for the three months ended September 30, 2017 to $17,101,000 for the three months ended September 30, 2018. Principal Device Revenue decreased by $30,333,000, or 38%, from $80,653,000 for the nine months ended September 30, 2017 to $50,320,000 for the nine months ended September 30, 2018. The decrease in our Principal Device revenue resulted from our decision to scale down our Proprietary Trading business and purchase more opportunistically.

Agent Commission Revenue decreased by $63,000, or 45%, from $140,000 for the three months ended September 30, 2017 to $77,000 for the three months ended September 30, 2018. Agent Commission Revenue decreased by $182,000, or 39%, from $471,000 for the nine months ended September 30, 2017 to $289,000 for the nine months ended September 30, 2018. The decrease in Agent Commission Revenue is due to the decline in our uSell.com business, which has been deprioritized in favor of our wholesale business.

Due to the fact that devices sourced through We Sell Cellular are bought and sold using the Principal Device Revenue model, we anticipate that the percentage of the Agent Commission Revenue will remain minimal in the immediate future. However, if we gain traction with our Platform Partnership Model, this will change.

Cost of Revenue

Cost of revenue decreased by $11,174,000, or 41%, from $27,315,000 for the three months ended September 30, 2017 to $16,141,000 for the three months ended September 30, 2018. Cost of revenue decreased by $26,276,000, or 35%, from $75,864,000 for the nine months ended September 30, 2017 to $49,588,000 for the nine months ended September 30, 2018. As noted above, our revenue for these periods decreased by 41% and 38%, respectively, which caused a corresponding decrease in our cost of revenue.

Our gross profit was 6.0% for the three months ended September 30, 2018, compared to 5.4% for the three months ended September 30, 2017 and 2.0% for the nine months ended September 30, 2018, compared to 6.5% for the nine months ended September 30, 2017. As mentioned, gross margins rebounded in the third quarter after the market had rebounded from the challenging conditions earlier in the year and we had disposed of our problem inventory.

Sales and Marketing Expenses

Sales and marketing expense decreased $397,000, or 74%, from $533,000 during the three months ended September 30, 2017 to $136,000 during the three months ended September 30, 2018. Sales and marketing expense decreased $1,005,000, or 62%, from $1,618,000 during the nine months ended September 30, 2017 to $613,000 during the nine months ended September 30, 2018. The decrease is primarily attributable to the lower fees paid as a result of the decreased eBay sales during the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017. This decrease in eBay sales is attributable to the success of our online platform, which has proven to drive more profitable sales than those that we are able to generate through third party platforms such as eBay or Amazon.

General and Administrative Expenses

General and administrative expenses include professional fees for technology, legal and accounting services as well as consulting and internal personnel costs for our back office support functions. General and administrative expenses are impacted by non-cash compensation expense pertaining to stock grants and option grants for services. Non-cash compensation expense amounted to $79,000 and $132,000 for the three months ended September 30, 2018 and 2017, respectively, and $261,000 and $374,000 for the nine months ended September 30, 2018 ad 2017, respectively.

Excluding non-cash compensation expense, general and administrative expenses for the three months ended September 30, 2018 decreased by $345,000, or 29%, compared to the three months ended September 30, 2017. Excluding non-cash compensation expense, general and administrative expenses for the nine months ended September 30, 2018 decreased by $996,000, or 26%, compared to the nine months ended September 30, 2017. The decrease is mainly attributable to a decrease in payroll and payroll-related expenses.

Other Expense

Other expense during the three and nine months ended September 30, 2018 and 2017 is comprised of interest expense attributable to the contractual interest expense and amortization of debt issue costs on the NPA, as well as the forbearance fee incurred during the three months ended September 30, 2018 in connection with the forbearance and amendment agreements entered into with the Lender.

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

The following table presents Adjusted EBITDA, a non-GAAP financial measure, and provides a reconciliation of Adjusted EBITDA to the directly comparable GAAP measure reported in the Company’s consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(483,000)	$(625,000)	$(3,840,000)	$(2,520,000)
Stock-based compensation expense	79,000	132,000	261,000	374,000
Depreciation and amortization	348,000	359,000	1,051,000	1,082,000
Interest expense	469,000	337,000	1,151,000	1,973,000
Adjusted EBITDA	$413,000	$203,000	$(1,377,000)	$909,000

Liquidity and Capital Resources

Cash Flows from Operating Activities

Operating activities provided $6,341,000 of cash during the nine months ended September 30, 2018. Our net loss during the nine months ended September 30, 2018 of $3,840,000 was offset by $1,051,000 of depreciation and amortization, $261,000 of stock-based compensation, $419,000 of interest and forbearance fees added to the principal balance of the NPA and $120,000 of amortization of debt issue costs related to our NPA. Changes in operating assets and liabilities provided $8,330,000 of cash during the nine months ended September 30, 2018.

Operating activities used $1,532,000 of cash during the nine months ended September 30, 2017. Our net loss during the nine months ended September 30, 2017 of $2,520,000 was offset by $1,082,000 of depreciation and amortization, $374,000 of stock-based compensation, and $1,064,000 of amortization of debt issue costs related to our NPA. Changes in operating assets and liabilities provided $1,531,000 of cash during the nine months ended September 30, 2017.

Cash Flows from Investing Activities

During the nine months ended September 30, 2018, we capitalized $378,000 of website development costs and purchased $5,000 of property and equipment.

During the nine months ended September 30, 2017, we capitalized $507,000 of website development costs and purchased $19,000 of property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, we repaid $3,300,000 of principal under our NPA and made payments of $11,000 under our capital lease obligations.

During the nine months ended September 30, 2017, we received $8,572,000 in proceeds under our NPA and paid $310,000 in costs associated with the NPA. In addition, we repaid $8,080,000 of principal under the previous facility and made payments of $9,000 under our capital lease obligations.

At September 30, 2018, we had cash and cash equivalents of $1,105,000, a working capital deficit of $2,169,000 and an accumulated deficit of $74,529,000. In addition, we generated a net loss of $3,840,000 for the nine months ended September 30, 2018. We do not yet have a sustained history of financial stability and may continue to generate operating losses for the foreseeable future. Since the acquisition of We Sell Cellular, we have relied on institutional debt to provide our working capital and complete the We Sell Cellular acquisition. Prior to the acquisition, our principal source of liquidity had been the issuances of convertible debt and equity securities (including to related parties), including preferred stock, common stock and various debt financing transactions. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 2019. Management plans to address this uncertainty through further implementation of its business plan or by continuing to raise funds through debt and/or equity. There can be no assurances that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Our cash flow has been significantly impacted by the We Sell Cellular acquisition. On January 13, 2017, we entered into the NPA with a lender pursuant to which we issued the lender a secured term note in the principal amount of $8,660,000 at an original issue discount of 1%, for gross proceeds of $8,572,400. The NPA requires repayment of principal in January 2020 and bears interest at an annual rate of 16.00%, which interest is due and payable monthly in arrears. In addition, the lender from whom the Company borrowed the funds under the NPA, established an SPE with the Company. Under the SPE, the lender provided $5 million of equity capital to purchase smartphones and similar inventory. The Company entered into a Services Agreement with the SPE and was to provide all necessary services including inventory management. The Company was to receive a percentage of the SPE’s profits, if any. We received no distributions from the SPE, which has been dissolved.

As a result of the downturn in our business relating in part to the disruptions in key global markets, we did not meet one of the financial covenants under the NPA and therefore we were in default under the agreement for the quarter ended March 31, 2018. The Company entered into a series of forbearance and amendment agreements with the Lender, pursuant to which the Lender granted the Company a forbearance of existing remedies of its default under one if its financial covenants (the “Default”) until September 30, 2018. On October 1, 2018, we entered into a Forbearance and Fifth Amendment Agreement (the “Fifth Amendment”) extending the Lender’s forbearance until December 3, 2018. In addition, we amended the terms of our financial covenant related to our operating margin requirements and debt coverage ratio and repaid $3,304,068 of the NPA during the quarter ended September 30, 2018, inclusive of $4,068 of accrued interest. As consideration for entering into the amendments, we agreed to pay the Lender a sum of $187,600, which sum was added to the principal balance of the NPA. In addition, during the three months ended September 30, 2018, we added an aggregate of $231,600 of interest due to the Lender to the principal balance of the NPA. As a result of these transactions, the principal balance of the Note was increased to $5,779,219.

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

Under the Fifth Amendment, unless we pay the Lender in full by November 19, 2018, we will incur material additional charges as described in Note 11 - “Subsequent Events.” We are finalizing a series of agreements including entering into a new credit facility which we expect to close in the days following the filing of this report. Assuming we close all of these agreements, we expect that we will have sufficient liquidity to meet our working capital needs for at least the next 12 months. If we fail to close each of these agreements or reach additional necessary agreements to provide us with liquidity, we may cease operations.

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

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Consultants (1)	August – October 2018	6,000 shares of common stock	Consulting services

(1)	Issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

uSell.com, Inc.

November 19, 2018	/s/ Nikhil Raman
Nikhil Raman
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended	10-K	3/31/15	3.1
3.2	Second Amended and Restated Bylaws	10-K	3/30/17	3.2
10.1	Form of Forbearance and Fifth Amendment Agreement date October 1, 2018***	8-K	10/12/18	10.1
10.2	Form of Fourth Amended and Restated Secured Note dated October 1, 2018***	8-K	10/12/18	10.2
10.3	Form of Forbearance and Fourth Amendment Agreement dated July 2, 2018***	8-K	7/11/18	10.1
10.4	Form of Third Amended and Restated Secured Term Note dated July 2, 2018***	8-K	7/11/18	10.2
10.5	Letter Agreement dissolving LLC	10-Q	5/21/18	10.3
10.6	Form of Forbearance and Third Amendment Agreement dated May 4, 2018 ***	8-K	5/10/18	10.1
10.7	Form of Second Amended and Restated Secured Term Note ***	8-K	5/10/18	10.2
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 18 West 18th Street, Suite 11-03, New York, New York 10011.